Form 10-Q
period 2017-06-30
WRAP TECHNOLOGIES, INC.
filed 2017-09-08
CIK 1702924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

Commission File Number: 000-55838

Wrap Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0551945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4620 Arville Street, Ste E
Las Vegas, Nevada 89104
 (Address of principal executive offices) (Zip Code)

(800) 583-2652
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [ X ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

As of September 6, 2017 a total of 20,475,000 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

WRAP TECHNOLOGIES, INC.

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Balance Sheet as of June 30, 2017 (unaudited) and December 31, 2016	1

	Condensed Statements of Operations for the three months ended June 30, 2017 and 2016 and for the six months ended June 30, 2017 and the Period from Inception (March 2, 2016) to June 30, 2016 (unaudited)	2

	Condensed Statement of Stockholders’ Equity for the Period from Inception (March 2, 2016) to June 30, 2017 (unaudited)	3

	Condensed Statements of Cash Flows for the six months ended June 30, 2017 and the Period from Inception (March 2, 2016) to June 30, 2016 (unaudited)	4

	Notes to Unaudited Condensed Interim Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURES		24

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Wrap Technologies, Inc.
Condensed Balance Sheets

	June 30,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets:
Cash	$185,144	$255,072
Inventories, net	27,461	-
Prepaid expenses and other current assets	8,077	28,299
Total current assets	220,682	283,371
Property and equipment, net	39,390	8,226
Other assets, net	1,512	1,512
Total assets	$261,584	$293,109

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$103,225	$12,065
Deferred and accrued officer compensation	96,000	70,000
Accrued liabilities	1,200	2,900
Total current liabilities	200,425	84,965

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; none issued and outstanding	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 20,000,000 and 17,445,408 shares issued and outstanding, respectively	2,000	1,745
Additional paid-in capital	665,500	440,755
Accumulated deficit	(606,341)	(234,356)
Total stockholders' equity	61,159	208,144
Total liabilities and stockholders' equity	$261,584	$293,109

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Condensed Statements of Operations
(unaudited)
				Period From
			Six	Inception
			Months	March 2,
	For the Three Months		Ended	2016 to
	Ended June 30,		June 30,	June 30,
	2017	2016	2017	2016

Operating expenses:
Selling, general and administrative	$89,852	$1,126	$165,644	$4,816
Research and development	80,378	28,288	206,341	56,197
Total operating expenses	170,230	29,414	371,985	61,013
Loss from operations	(170,230)	(29,414)	(371,985)	(61,013)

Net loss	$(170,230)	$(29,414)	$(371,985)	$(61,013)

Net loss per basic common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average common shares used to compute net loss per basic common share	20,000,000	4,786,121	19,569,414	3,988,434

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Condensed Statement of Stockholders' Equity
(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at Inception (March 2, 2016)	-	$-	$-	$-	$-
Sale of common stock in March 2016 at $0.00836 per share	4,786,121	479	39,521	-	40,000
Sale of common stock in September 2016 at $0.00836 per share	4,786,120	479	39,521	-	40,000
Sale of common stock in October 2016 at $0.00836 per share	4,786,120	479	39,521	-	40,000
Sale of common stock in December 2016 at $0.10447 per share	3,087,047	308	322,192	-	322,500
Net loss for the period	-	-	-	(234,356)	(234,356)
Balance at December 31, 2016	17,445,408	$1,745	$440,755	$(234,356)	$208,144
Sale of common stock in January 2017 at $0.10447 per share	2,153,754	215	224,785	-	225,000
Shares issued to acquire merger subsidiary to effect reverse recapitalization	400,838	40	(40)	-	-
Net loss for the period	-	-	-	(371,985)	(371,985)
Balance at June 30, 2017	20,000,000	$2,000	$665,500	$(606,341)	$61,159

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Condensed Statements of Cash Flows
(unaudited)
		Period From
	Six	Inception
	Months	March 2,
	Ended	2016 to
	June 30,	June 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(371,985)	$(61,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,430	437
Changes in assets and liabilities:
Inventories	(27,461)	-
Prepaid expenses and other current assets	20,222	-
Accounts payable	91,160	2,324
Deferred and accrued officer compensation	26,000	28,000
Accrued liabilities	(1,700)	-
Net cash used in operating activities	(261,334)	(30,252)

Cash Flows From Investing Activities:
Capital expenditures for property and equipment	(33,594)	(5,248)
Net cash used in investing activities	(33,594)	(5,248)

Cash Flows From Financing Activities:
Sale of common stock	225,000	40,000
Net cash provided by financing activities	225,000	40,000

Net increase in cash and cash equivalents	(69,928)	4,500
Cash, beginning of period	255,072	-
Cash, end of period	$185,144	$4,500

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

1.
ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description
Wrap Technologies, Inc. (the “Company”) is a developer of security products designed for use by law enforcement and security personnel. The Company plans to introduce its first product, the BolaWrap™ 100 remote restraint device, during 2017.

The Company resulted from the March 31, 2017 merger of Wrap Technologies, LLC (“Wrap LLC”) with and into its wholly-owned subsidiary MegaWest Energy Montana Corp. (“MegaWest”). Wrap LLC ceased separate existence with MegaWest continuing as the surviving entity. MegaWest changed its name to Wrap Technologies, Inc. and amended and restated new articles of incorporation authorizing 150,000,000 shares of Common Stock, par value $0.0001, and 5,000,000 shares of preferred stock, par value $0.0001. All outstanding 835.75 membership units of Wrap LLC were exchanged for 20,000,000 shares of Common Stock of the Company.

Wrap LLC acquired privately held MegaWest from Petro River Oil Corp. (“Petro River”) on March 22, 2017 through the issuance of 16.75 membership units representing a 2% ownership interest in Wrap LLC. Petro River is owned 11% by Scot Cohen its Executive Chairman who also was a Manager and 26% owner of Wrap LLC and a director and officer of the Company. MegaWest had no assets or liabilities at the date of acquisition nor at December 31, 2016 and is not considered an operating business.

Wrap LLC’s acquisition of MegaWest and its subsequent merger with and into the MegaWest wholly-owned subsidiary and exchange of member units for Common Stock has been accounted for as a reverse recapitalization of Wrap LLC. Wrap LLC, now the Company, is deemed the accounting acquirer with MegaWest the accounting acquiree. The Company’s financial statements are in substance those of Wrap LLC and deemed to be a continuation of its business from its inception date of March 2, 2016. The balance sheet of the Company continues at historical cost as the accounting acquiree had no assets or liabilities and no goodwill or intangible assets was recorded as part of the recapitalization of the Company.

To reflect the recapitalization historical common shares and additional paid-in capital have been retroactively adjusted using the exchange ratio of approximately 23,930.60 shares for each membership unit of Wrap LLC.

Basis of Presentation and Use of Estimates
The Company’s unaudited interim financial statements included herein have been prepared in accordance with Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed balance sheet at December 31, 2016 was derived from audited financial statement but certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The interim financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2016. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions (e.g., recognition and measurement of contingencies and accrued costs) that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

1.
ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern
Since inception in March 2016, the Company has generated significant losses from operations and anticipates that it will continue to generate significant losses from operations for the foreseeable future, and that in order to continue as a going concern, the business will require substantial additional investment that has not yet been secured.  The Company’s loss from operations was $234,356 for the period ended December 31, 2016 and $371,985 for the six months ended June 30, 2017. The net cash used from operations and investing was $187,428 for the period ended December 31, 2016 and $294,928 for the six months ended June 30, 2017. On June 30, 2017 the Company had $185,144 in cash.  As of June 30, 2017, the Company’s obligations included $200,425 of current liabilities and lease commitments of approximately $43,800.

Management has concluded that due to the conditions described above, there is substantial doubt about the entity’s ability to continue as a going concern through September 8, 2018.

Management has evaluated the significance of the conditions in relation to the Company’s ability to meet its obligations and believes that the current cash balance plus $50,000 received in July 2017 from sale of stock will provide sufficient capital to continue operations through approximately September 2017. While the Company plans to raise capital to address its capital deficiencies and meet its operating cash requirements, there is no assurance that its plans will be successful. Management cannot assure you that financing will be available on favorable terms or at all. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to the Company’s existing shareholders. Furthermore, despite management’s optimism regarding the Company’s technology and planned products, even in the event that the Company is adequately funded, there is no guarantee that any products or product candidates will perform as hoped or that such products can be successfully commercialized.

Net Loss per Share
Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding during the period increased to include the number of additional shares of Common Stock that would have been outstanding if the potentially dilutive securities had been issued. There were no Common Stock equivalents outstanding during the periods presented; accordingly, the Company’s basic and diluted net loss per share are the same.

Income Taxes
Until its reverse recapitalization on March 31, 2017, the Company was treated as a partnership for federal and state income tax purposes and did not incur income taxes. Instead, its losses were included in the income tax returns of the member partners. Accordingly, no provision or liability for federal or state income taxes has been included in these financial statements for the period prior to March 31, 2017 and no income tax expense was recorded for the period ended June 30, 2017 due to losses incurred.

Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws. Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimates.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

1.
ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements
The Company has reviewed recently issued, but not yet effective, accounting pronouncements and does not believe the future adoptions of any such pronouncements will be expected to cause a material impact on its financial condition or the results of operations.

2.
INVENTORIES

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the weighted average cost method. Inventories consisted of raw materials and other components of $27,461 at June 30, 2017. There was no inventory at December 31, 2016.

3.
PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30,	December 31,
	2017	2016
Laboratory equipment	$11,222	$7,342
Tooling	18,165	-
Computer equipment	4,151	-
Furniture and fixtures	9,594	2,196
	43,132	9,538
Accumulated depreciation	(3,742)	(1,312)
	$39,390	$8,226

Depreciation expense was $2,430 and $437 for the six months ended June 30, 2017 and the period from March 2, 2016 to June 30, 2016, respectively.

4.
DEFERRED AND ACCRUED COMPENSATION

Effective March 2016 the Company began accruing monthly compensation for the services of two officers in the aggregate amount of $7,000 per month payable to Syzygy Licensing, LLC (“Syzygy”). In March 2017 the Company accrued and deferred $6,000 compensation to each of the two officers. The balance payable to Syzygy as of June 30, 2017 was $84,000 and the accrued deferred compensation aggregated $12,000. These balances accrue without interest. No payment terms or schedule has been established.

5.
STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

The Company’s authorized capital consists of 150,000,000 shares of Common Stock, par value $0.0001, and 5,000,000 shares of preferred stock, par value $0.0001. To reflect the recapitalization (see Note 1) historical shares of Common Stock and additional paid-in capital have been retroactively adjusted using the exchange ratio of approximately 23,930.60 shares of Common Stock for each member unit of Wrap LLC.

Effective with the merger, the Company adopted and the shareholders approved on March 31, 2017 the 2017 Stock Incentive Plan authorizing 2,000,000 shares of Common Stock for issuance as stock options and restricted stock units to employees, directors or consultants. At June 30, 2017, there had been no option grants or restricted stock awards made and none were outstanding.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

6.
COMMITMENTS AND CONTINGENCIES

Facility Lease
Commencing December 1, 2016 the Company leased 1,890 square feet of improved office, assembly and warehouse space in Las Vegas, Nevada for a period of 37 months terminating December 31, 2019. The gross monthly base rent is $1,512 increasing approximately 3.5% per year, subject to certain future adjustments. The Company may receive an aggregate of three months of base rent concessions over the term of the lease subject to timely rent payments.

Rent expense for the period ended June 30, 2017 was $9,060. The remaining future annual minimum lease obligations under the foregoing facility lease are $7,598, $17,123 and $19,051 for the balance of 2017, 2018 and 2019, respectively.

Related Party Technology License Agreement
The Company is obligated to pay royalties and pay development and patent costs pursuant to an exclusive Amended and Restated Intellectual Property License Agreement dated as of September 30, 2016 with Syzygy, a company owned and controlled by stockholder/officers Mr. Norris and Mr. Barnes. The agreement provides for royalties of 4% of revenues from products employing the licensed ensnarement device technology up to an aggregate of $1,000,000 of royalties or until September 30, 2026, whichever is earlier.

7.
RELATED PARTY TRANSACTIONS

See Notes 1, 4 and 6 for information on related party transactions and information.

8.
SUBSEQUENT EVENT

In July 2017 the Company obtained additional $50,000 cash from the sale of 475,000 shares of common stock.

On August 10, 2017, the Company’s Registration Statement on Form S-1 (File No. 333-217340) was declared effective by the SEC for its initial self-underwritten public offering of up to 2,666,666 shares of common stock, par value $0.0001, at a public offering price of $1.50 per share. As of the date of this report no shares have been sold pursuant to the offering and there is no assurance of any future sales or proceeds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our prospectus dated August 10, 2017 (“Prospectus”) as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act 1933, as amended (File No. 333-217340). The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q particularly in the sections entitled “Risk Factors”.

We are a security technology company organized in March 2016 focused on delivering solutions to customers, primarily law enforcement and security personnel. We plan to introduce our first product, the BolaWrap™ 100, during 2017. We do not expect to report revenues until production quantities are available for sale to customers. There can be no assurance regarding the timing or amount of future revenues from this product, if any.

Organization and Reverse Capitalization

Our Company resulted from the March 31, 2017 merger of Wrap Technologies, LLC (“Wrap LLC”) with and into our wholly-owned subsidiary MegaWest Energy Montana Corp. (“MegaWest”). Wrap LLC ceased separate existence with MegaWest continuing as the surviving entity. MegaWest changed its name to Wrap Technologies, Inc. and amended and restated new articles of incorporation authorizing 150,000,000 shares of Common Stock, par value $0.0001, and 5,000,000 shares of preferred stock, par value $0.0001. All issued and outstanding 835.75 membership units of Wrap LLC were exchanged for 20.0 million shares of Common Stock of the Company.

Wrap LLC acquired privately held MegaWest from Petro River Oil Corp. (“Petro River”) on March 22, 2017 through the issuance of 16.75 membership units, representing a 2% membership interest in Wrap LLC. Petro River is owned 11% by Scot Cohen, its Executive Chairman, who also was a Manager and the owner of a 26% membership interest in Wrap LLC, and is currently the Executive Chairman and Secretary of the Company. MegaWest had no assets or liabilities at the date of acquisition nor at December 31, 2016, and is not considered an operating business.

Wrap LLC’s acquisition of MegaWest and its subsequent merger with and into MegaWest as a wholly-owned subsidiary of the Company, and exchange of membership interests for Common Stock was accounted for as a reverse recapitalization of Wrap LLC (the “Recapitalization”). Wrap LLC, now the Company as a result of the Recapitalization, is deemed the accounting acquirer with MegaWest the accounting acquiree. Our financial statements are in substance those of Wrap LLC and are deemed to be a continuation of its business from its inception date of March 2, 2016. The Company’s balance sheet continues at historical cost as the accounting acquiree had no assets or liabilities and no goodwill or intangible assets were recorded as part of the Recapitalization.

To reflect the Recapitalization, historical shares of Common Stock and additional paid-in capital have been retroactively adjusted using the exchange ratio of approximately 23,930.60 shares of Common Stock for each membership unit of Wrap LLC.

Basis of Presentation – Going Concern

Since inception in March 2016, we have generated significant losses from operations and anticipate that we will continue to generate significant losses from operations for the foreseeable future. In order to continue as a going concern, our business will require substantial additional investment that has not yet been secured.  Our loss from operations was $234,356 for the period ended December 31, 2016 and $371,985 for the six months ended June 30, 2017. The net cash used from operations and investing was $187,428 for the period ended December 31, 2016 and $294,928 for the six months ended June 30, 2017. On June 30, 2017, we had $185,144 in cash.  As of June 30, 2017, our obligations included $200,425 of current liabilities and lease commitments of approximately $43,800.

Our management has concluded that due to the conditions described above, there is substantial doubt about our ability to continue as a going concern through September 8, 2018.

Management has evaluated the significance of the conditions in relation to our ability to meet our obligations and believes that the current cash balance, plus $50,000 received in July 2017 from sale of stock, will provide sufficient capital to continue operations through approximately September 2017. While we plan to raise capital to address our capital deficiencies and meet our operating cash requirements, there is no assurance that our plans will be successful. Management cannot assure you that financing will be available on favorable terms or at all. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing shareholders. Furthermore, despite management’s optimism regarding our technology and planned products, even in the event that the Company is adequately funded, there is no guarantee that any products or product candidates will perform as hoped or that such products can be successfully commercialized.

Equity Compensation Plan

On March 31, 2017, the Company approved the 2017 Equity Compensation Plan (the “Plan”). The Plan provides for the granting of nonqualified stock options, incentive stock options, and restricted stock grants and units. The Plan allows for an issuance of a maximum of 2,000,000 shares of Common Stock, with awards made at the discretion of the board of directors. No awards have been made to date. The Company plans to issue stock options in the future to executive officers, directors, employees and consultants.

Challenges, Opportunities, and Uncertainties

We will be required to establish and grow business functions including production, marketing, sales, distribution, service and administration. Until we generate revenues and margins or obtain additional financing, we expect to have limited personnel to accomplish these functions and will primarily rely on our executives along with outside consultants and suppliers for production and certain other services. Given our limited personnel, there is risk and uncertainty whether we can timely accomplish required functional activities and achieve important milestones, including introducing new products and obtaining orders from new customers.

We are unable to predict the market acceptance of our new product or the level of future sales, if any. We have no orders or customers for our products.

We will need additional capital for operations and to finish development and marketing of our new product line and working capital to produce product for sale to customers. Obtaining any required additional financing in the future could be a significant management challenge and failure to secure necessary financing would have a material adverse affect on our operations. Our ability to continue as a going concern is dependent upon achieving a profitable level of operations and until then obtaining additional financing.

Given our limited personnel and financial resources we face significant challenges in establishing, operating and growing our new business. We expect we will need to continue to innovate new applications for our security technology, develop new products and technologies to meet diverse customer requirements and identify and develop new markets for our products.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States, which we refer to as U.S. GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to recognition and measurement of contingencies and accrued costs. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Until consummation of the Recapitalization on March 31, 2017, we were treated as a partnership for federal and state income tax purposes and did not incur income taxes. Instead, our losses were included in the income tax returns of the member partners. Following the Recapitalization, we are responsible for federal, state and foreign taxes for jurisdictions in which we conduct business. As part of the process of preparing our financial statements we are required to estimate our provision for income taxes. Significant management judgment will be required in determining our provision for income taxes, deferred tax assets and liabilities, tax contingencies, unrecognized tax benefits, and any required valuation allowance, including taking into consideration the probability of the tax contingencies being incurred. Management assesses this probability based upon information provided by its tax advisers, its legal advisers and similar tax cases. If at a later time our assessment of the probability of these tax contingencies changes, our accrual for such tax uncertainties may increase or decrease. Our effective tax rate for annual and interim reporting periods could be impacted if uncertain tax positions that are not recognized are settled at an amount which differs from our estimates.

Operating Expense

Our operating expenses have included (i) selling, general and administrative expense, and (ii) research and development expense. Research and development expense comprises the costs incurred in performing research and development activities on our behalf, including compensation and consulting, design and prototype costs, contract services, patent costs and other outside expenses. The scope and magnitude of our future research and development expense is difficult to predict at this time and will depend on elections made regarding research projects, staffing levels and outside consulting and contract costs. The actual level of future selling, general and administrative expense will be dependent on staffing levels, elections regarding the use of outside resources, public company and regulatory costs, and other factors, some outside our control. Our operating costs could increase rapidly as we introduce our product and expand our research and development, production, distribution, service and administrative functions in future months. We may also incur future financing costs and substantial noncash stock-based compensation costs depending on future option grants that are impacted by stock prices and other valuation factors. Historical expenditures are not indicative of future expenditures.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

We had no revenues or product costs for the three months ended June 30, 2017 or 2016.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three month period ended June 30, 2017 were $89,852 compared to $1,126 for period ended June 30, 2016. The most recent period included legal, merger and audit costs of $14,444, compensation and benefits of $28,351, occupancy costs of $4,709, travel and entertainment costs of $6,105 and trade show and marketing costs of $27,508. In the prior period our activities were just beginning with the focus being on research and development.

Research and Development Expense. Research and development expense for the three months ended June 30, 2017 were $80,378 and included $19,995 of compensation costs, consulting and contract research costs of $46,858, and patent costs of $8,944. This compared to $28,288 for the comparable prior period ended June 30, 2016 including $21,000 of deferred related party research costs, $3,233 of prototype and supply costs and $1,770 of patent costs. Our research and development costs will vary depending on specific research projects and levels of internal and external staffing and prototype costs.

Net Loss. Our net loss for the three-month period ended June 30, 2017 was $170,230 compared to a net loss of $29,414 for the prior period ended June 30, 2016 when development activities were just beginning.

Six Months Ended June 30, 2017 Compared to the Period from Inception (March 2, 2016) to June 30, 2016

We had no revenues or product costs for the six months ended June 30, 2017 nor for the prior period including from inception (March 2, 2016) to June 30, 2016 (“prior short period”).

Selling, General and Administrative Expense. Selling, general and administrative expense for the six month period ended June 30, 2017 were $165,644 compared to $4,816 for short period ended June 30, 2016. The most recent period included legal, merger and audit costs of $14,444, compensation and benefits of $28,351, occupancy costs of $4,709, travel and entertainment costs of $6,105 and trade show and marketing costs of $27,508. In the prior period our activities were just beginning with the focus being on research and development.

Research and Development Expense. Research and development expense for the six months ended June 30, 2017 were $206,341. The most recent period included $39,995 of compensation costs including $20,000 of deferred officer compensation, consulting and contract research costs of $129,613, prototype and supply costs of $7,607, and patent costs of $24,281. This compared to $56,197 for the prior short period ended June 30, 2016 including $28,000 of deferred related party research costs, consulting and contract research costs of $3,510, $7,944 of prototype and supply costs and $15,813 of patent costs.

Net Loss. Our net loss for the six month period ended June 30, 2017 was $371,985 compared to a net loss of $61,013 for the short prior period ended June 30, 2016 when development activities were just beginning.

Liquidity and Capital Resources

Overview. Our sole source of liquidity has been funding from our shareholders. We expect our primary source of future liquidity will be any future equity or debt financings and from the sale of future product, if any.

Capital Requirements. Other than $185,144 cash on hand at June 30, 2017, and $50,000 from the sale of stock in July 2017, we have no additional sources of liquidity. On August 10, 2017, our Registration Statement on Form S-1 (File No. 333-217340) was declared effective by the SEC for our initial self-underwritten public offering of up to 2,666,666 shares of common stock, par value $0.0001, at a public offering price of $1.50 per share. As of the date of this report no shares have been sold pursuant to the offering and there is no assurance of any future sales or proceeds.

We cannot currently estimate our future liquidity requirements or future capital needs which will depend on capital required to introduce our new product and the staffing and support required along with the timing and amount of future revenues and product costs. We anticipate that demands for operating and working capital could grow rapidly based on decisions regarding staffing, development, production, marketing and other functions and based on factors outside our control. Accordingly additional capital will be required during the next twelve months. No assurances can be provided that any future debt or equity capital will be available to us. Failure to quickly produce and sell our new product and timely obtain any required additional capital in the future will have a material adverse affect on the Company. Our ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and until then obtaining additional capital.

Our future capital requirements, cash flows and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

●
the timing of the availability of our new product line for sale to customers;

●
decisions regarding staffing, development, production, marketing and other functions;

●
the timing and extent of any market acceptance of our products;

●
the costs, timing and outcome of planned production and required customer and regulatory compliance of our new products;

●
the costs of preparing, filing and prosecuting our patent applications and defending any future intellectual property-related claims;

●
the costs and timing of additional product development;

●
the costs, timing and outcome of any future warranty claims or litigation against us associated with any of our products; and

●
the timing and costs associated with any new financing.

Cash Flow

Operating Activities. During the six month period ended June 30, 2017, net cash used in operating activities was $261,334. The net loss of $371,985 was reduced by $26,000 of deferred and accrued officer compensation, a $20,222 reduction in prepaid expenses and other current assets and $91,160 of accounts payable and accruals. A total of $27,461 was invested in inventories for future production.

During the short period ended June 30, 2016, net cash used in operating activities was $30,252.  The net loss of $61,013 was reduced by $28,000 of deferred officer compensation and $2,324 of accounts payable.

Investing Activities. We used $33,594 and $5,248 of cash for the purchase of property and equipment during the six month period ended June 30, 2017 and the short period ended June 30, 2016, respectively.

Financing Activities. We obtained $225,000 of cash from our shareholders during the period ended June 30, 2017. During the short period ended June 30, 2016 we obtained $40,000 of cash from our shareholders.

Contractual Obligations

Other than our facility lease of approximately $18,100 per year, we have no contractual obligations. We are obligated to pay to Syzygy Licensing, LLC (“Syzygy”) a 4% royalty on future product sales up to an aggregate of $1.0 million in royalties.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the period presented.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended June 30, 2017, or subsequently thereto, that we believe are of potential significance to our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may at times be involved in litigation in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record adequate reserves in our consolidated financial statements for pending litigation. Currently, there are no pending material legal proceedings to which the Company is a party or to which any of its property is subject.

 Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with all the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed financial statements and the related notes. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be negatively impacted. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risk Factors Relating to Our Business

We have a history of operating losses, expect additional losses and may not achieve or sustain profitability.

We have a history of operating losses and expect additional losses as we introduce our new product line and until we achieve revenues and resulting margins to offset our operating costs. Our net loss for the period from inception (March 2, 2016) to December 31, 2016 was $234,356 and for the six months ended June 30, 2017 was $371,985. Our ability to achieve future profitability is dependent on a variety of factors, many outside our control. Failure to achieve profitability or sustain profitability, if achieved, may require us to continue to raise additional financing which could have a material negative impact on the market value of our Common Stock.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our balance sheet as of December 31, 2016 and our related statements of operations, changes in owners equity and cash flows for the period then ended, our independent registered public accounting firm stated that our net losses and our requirement to secure additional financing raised substantial doubt about our ability to continue as a going concern.  We have prepared our financial statements on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. Our financial statements do not include any adjustments that would be necessary should we be unable to continue as a going concern and, therefore, be required to liquidate our assets and discharge our liabilities in other than the normal course of business, and at amounts different from those reflected in our financial statements.  If we are unable to continue as a going concern, our shareholders may lose a substantial portion or all of their investment.

We need additional capital to execute our business plan, and raising additional capital, if possible, by issuing additional equity securities may cause dilution to existing shareholders. In addition, raising additional capital by issuing additional debt financing may restrict our operations.

While we may be able to generate some funds from product sales, existing working capital will not be sufficient due to product introduction costs, operating losses and other factors. Principal factors affecting the availability of internally generated funds include:

●
failure of product sales to meet planned projections;

●
working capital requirements to support business growth;

●
our ability to control spending; and

●
acceptance of our product in planned markets.

In the event we are required to raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be diluted significantly, and these newly issued securities may have rights, preferences or privileges senior to those of our existing shareholders.  In addition, the issuance of any equity securities could be at a discount to the market price.

If we incur debt financing, the payment of principal and interest on such indebtedness may limit funds available for our business activities, and we could be subject to covenants that restrict our ability to operate our business and make distributions to our shareholders. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem stock or make investments.  There is no assurance that any equity or debt financing transaction will be available on acceptable terms, or at all.

We are a development stage technology company with no current revenues and limited experience developing security technology for law enforcement or other security personnel, as well as other areas required for the successful development and commercialization of BolaWrap™ 100, our first product, which makes it difficult to assess our future viability.

We are a development stage technology company. Although our we are currently in the process of commercializing our first product, BolaWrap™ 100, we currently generate no revenues, and we have not yet fully demonstrated an ability to overcome many of the fundamental risks and uncertainties frequently encountered by development stage companies in new and rapidly evolving fields of technology. To execute our business plan successfully, we will need to accomplish the following fundamental objectives, either on our own or with strategic collaborators:

●
successfully commercialize BolaWrap™ 100, and develop future products for commercialization;

●
develop, obtain and maintain required regulatory approvals for commercialization of products we produce;

●
establish an intellectual property portfolio for BolaWrap™ 100 and other future products;

●
establish and maintain sales, distribution and marketing capabilities, and/or enter into strategic partnering arrangements to access such capabilities;

●
gain market acceptance for BolaWrap™ 100 and/or other future products; and

●
obtain adequate capital resources and manage our spending as costs and expenses increase due to research, production, development, regulatory approval and commercialization of BolaWrap™ 100 and/or other future products.

Our principal product remains under development, and has not yet been produced in any commercial quantities. We may incur significant and unpredictable warranty costs as our products are introduced and produced.

Our principal product remains under development, and has not been formally introduced into the marketplace. No assurance can be provided that we can successfully produce commercial quantities of our principal product. We generally expect to warrant our products to be free from defects in materials and workmanship for a period of up to one year from the date of purchase. We may incur substantial and unpredictable warranty costs from post-production product or component failures. Future warranty costs could further adversely affect our financial position, results of operations and business prospects.

We are materially dependent on the acceptance of our product by the law enforcement market. If law enforcement agencies do not purchase our product, our revenues will be adversely affected and we may not be able to expand into other markets, or otherwise continue as a going concern.

A substantial number of law enforcement agencies may not purchase our remote restraint product. In addition, if our product is not widely accepted by the law enforcement market, we may not be able to expand sales of our product into other markets. Law enforcement agencies may be influenced by claims or perceptions that our product is not effective or may be used in an abusive manner. Sales of our product to these agencies may be delayed or limited by such claims or perceptions.

We will be dependent on sales of the BolaWrap™ 100 product, and if this product is not widely accepted, our growth prospects will be diminished.

We expect to depend on sales of the BolaWrap™ 100 and related cartridges for the foreseeable future. A lack of demand for this product, or its failure to achieve broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.

If we are unable to manage our projected growth, our growth prospects may be limited and our future profitability may be adversely affected.

We intend to expand our sales and marketing programs and our manufacturing capability. Rapid expansion may strain our managerial, financial and other resources. If we are unable to manage our growth, our business, operating results and financial condition could be adversely affected. Our systems, procedures, controls and management resources also may not be adequate to support our future operations. We will need to continually improve our operational, financial and other internal systems to manage our growth effectively, and any failure to do so may lead to inefficiencies and redundancies, and result in reduced growth prospects and profitability.

We may face personal injury and other liability claims that harm our reputation and adversely affect our sales and financial condition.

Our product is intended to be used in confrontations that could result in injury to those involved, whether or not involving our product. Our product may cause or be associated with such injuries. A person injured in a confrontation or otherwise in connection with the use of our product may bring legal action against us to recover damages on the basis of theories including personal injury, wrongful death, negligent design, dangerous product or inadequate warning. We may also be subject to lawsuits involving allegations of misuse of our product. If successful, personal injury, misuse and other claims could have a material adverse effect on our operating results and financial condition. Although we carry product liability insurance, significant litigation could also result in a diversion of management’s attention and resources, negative publicity and an award of monetary damages in excess of our insurance coverage.

Our future success is dependent on our ability to expand sales through direct sales or distributors, and our inability to grow our sales force or recruit new distributors would negatively affect our sales.

Our distribution strategy is to pursue sales through multiple channels with an emphasis on direct sales and, in the future, independent distributors. Our inability to recruit and retain sales personnel and police equipment distributors who can successfully sell our products could adversely affect our sales. If we do not competitively price our products, meet the requirements of any future distributors or end-users, provide adequate marketing support, or comply with the terms of any distribution arrangements, such distributors may fail to aggressively market our product or may terminate their relationships with us. These developments would likely have a material adverse effect on our sales. Should we employ distributors our reliance on the sales of our products by others also makes it more difficult to predict our revenues, cash flow and operating results.

We expect to expend significant resources to generate sales due to our lengthy sales cycle, and such efforts may not result in sales or revenue.

Generally, law enforcement agencies consider a wide range of issues before committing to purchase a product, including product benefits, training costs, the cost to use our product in addition to, or in place of other use of force products, product reliability and budget constraints. The length of our sales cycle may range from 30 days to a year or more. We may incur substantial selling costs and expend significant effort in connection with the evaluation of our product by potential customers before they place an order. If these potential customers do not purchase our product, we will have expended significant resources without corresponding revenue.

Most of our intended end-users are subject to budgetary and political constraints that may delay or prevent sales.

Most of our intended end-user customers are government agencies. These agencies often do not set their own budgets and therefore have little control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. As a result, even if an agency wants to acquire our product, it may be unable to purchase due to budgetary or political constraints. Some government agency orders may also be canceled or substantially delayed due to budgetary, political or other scheduling delays which frequently occur in connection with the acquisition of products by such agencies.

Government regulation of our products may adversely affect sales.

Our device is classified as a firearm regulated by the Bureau of Alcohol, Tobacco and Firearms involving substantial regulatory compliance. Our device may also face state restrictions especially regarding sales to security agencies. Our product sales may be significantly affected by federal, state and local regulation. Failure to comply with regulations could also result in the imposition of fines, penalties and other actions that could adversely impact our financial position, cash flows and operating results.

Our product is also be controlled by the United States Department of Commerce (“DOC”) for exports directly from the United States. Consequently, we need to maintain our export license from the DOC for the export of our product from the United States other than to Canada. Compliance with or changes in U.S. export regulations could significantly and adversely affect any future international sales.

Certain foreign jurisdictions may restrict the sale of our device limiting our international sales opportunities.

Our products, including BolaWrap™ 100, have no issued patents or other intellectual property protection. If we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights.

Our future success depends in part upon our proprietary technology. None of our products, including BolaWrap™ 100, have any issued patented or other intellectual property protection. Our protective measures taken thus far, including pending patents, trademarks and trade secret laws, may prove inadequate to protect our proprietary rights. There can be no assurance we will be granted any patent rights from pending patents. The scope of any possible patent rights may not prevent others from developing and selling competing products. The validity and breadth of claims covered in any possible patents involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, lengthy, and expensive. In addition, any patents, if granted, may be held invalid upon challenge, or others may claim rights in or ownership of our patents.

Our competitive position will be seriously damaged if our products are found to infringe on the intellectual property rights of others.

Other companies and our competitors may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our products. Any intellectual property infringement claims against us, with or without merit, could be costly and time-consuming to defend and divert our management’s attention from our business. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results could be adversely affected. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of our resources. An adverse result from intellectual property litigation could force us to do one or more of the following:

●
cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

●
obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

●
redesign products or services that incorporate the disputed technology.

If we are forced to take any of the foregoing actions, we could face substantial costs and shipment delays and our business could be seriously harmed. Although we carry general liability insurance, our insurance may not cover potential claims of this type or be adequate to indemnify us for all liability that may be imposed.

In addition, it is possible that our customers may seek indemnity from us in the event that our products are found or alleged to infringe the intellectual property rights of others. Any such claim for indemnity could result in substantial expenses to us that could harm our operating results.

We have no experience developing law enforcement products. Our lack of experience and competition in the law enforcement market could reduce our sales and prevent us from achieving profitability.

The law enforcement market is highly competitive and our management team has no experience developing law enforcement products. We face competition from numerous larger, better capitalized, more experienced and more widely known companies that make restraint devices, less-lethal weapons and other law enforcement products. Increased competition could result in greater pricing pressure, lower gross margins and reduced sales, and prevent us from achieving profitability.

We cannot predict our future operating results. Our quarterly and annual results will likely be subject to fluctuations caused by many factors, any of which could result in our failure to achieve our expectations.

We currently expect our BolaWrap™ 100 product will be the source of all of any future revenues. Revenues, if any, are expected to vary significantly due to a number of factors. Many of these factors are beyond our control. Any one or more of these factors, including those listed below, could cause us to fail to achieve our revenue expectations. These factors include:

●
our ability to develop and supply product to customers;

●
market acceptance of, and changes in demand for, our products;

●
gains or losses of significant customers, distributors or strategic relationships;

●
unpredictable volume and timing of customer orders;

●
the availability, pricing and timeliness of delivery of components for our products;

●
fluctuations in the availability of manufacturing capacity or manufacturing yields and related manufacturing costs;

●
timing of new technological advances, product announcements or introductions by us and by our competitors;

●
unpredictable warranty costs associated with our product;

●
budgetary cycles and order delays by customers or production delays by us or our suppliers;

●
regulatory changes affecting the marketability of our products;

●
general economic conditions that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling; and

●
general political conditions in this country and in various other parts of the world that could affect spending for the products that we intend to offer.

Some or all of these factors could adversely affect demand for our products and, therefore, adversely affect our future operating results. As a result of these and other factors, we believe that period-to-period comparisons of our operating results may not be meaningful in the near term and accordingly you should not rely upon our performance in a particular period as indicative of our performance in any future period.

Our expenses may vary from period to period, which could affect quarterly results and our stock price.

If we incur additional expenses in a quarter in which we do not experience increased revenue, our results of operations will be adversely affected and we may incur larger losses than anticipated for that quarter. Factors that could cause our expenses to fluctuate from period to period include:

●
the timing and extent of our research and development efforts;

●
investments and costs of maintaining or protecting our intellectual property;

●
the extent of marketing and sales efforts to promote our products and technologies; and

●
the timing of personnel and consultant hiring.

Our dependence on third-party suppliers for key components of our product could delay shipment of our products and reduce our sales.

We will depend on certain domestic and foreign suppliers for the delivery of components used in the assembly of our product. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or subassemblies and reduced control over pricing and timing of delivery of components and subassemblies. Specifically, we will depend on suppliers of sub-assemblies, machined parts, injection molded plastic parts, and other miscellaneous custom parts for our product. We do not have any long-term supply agreements with any planned suppliers. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition.

Foreign currency fluctuations may reduce our competitiveness and sales in foreign markets.

The relative change in currency values creates fluctuations in product pricing for future potential international customers. These changes in foreign end-user costs may result in lost orders and reduce the competitiveness of our products in certain foreign markets. These changes may also negatively affect the financial condition of some foreign customers and reduce or eliminate their future orders of our products.

Loss of key management and other personnel could impact our business.

Our business is substantially dependent on our officers and other key personnel. The loss of an officer or any key personnel could materially adversely affect our business, financial condition, results of operations and cash flows. In addition, competition for skilled and non-skilled employees among companies like ours is intense, and the future loss of skilled or non-skilled employees or an inability to attract, retain and motivate additional skilled and non-skilled employees required for the operation and expansion of our business could hinder our ability to conduct research activities successfully, develop new products, attract customers and meet customer shipments.

Inadequate internal controls and accounting practices could lead to errors, which could negatively impact our business, financial condition, results of operations and cash flows.

We will need to establish internal controls and management oversight systems. Our small size and limited personnel and consulting resources will make doing so more challenging than for more established entities. We may not be able to prevent or detect misstatements in our reported financial statements due to system errors, the potential for human error, unauthorized actions of employees or contractors, inadequacy of controls, temporary lapses in controls due to shortfalls in transition planning and oversight resource contracts and other factors. In addition, due to their inherent limitations, such controls may not prevent or detect misstatements in our reported financial results as required under SEC rules, which could increase our operating costs or impair our ability to operate our business. Controls may also become inadequate due to changes in circumstances. It will be necessary to replace, upgrade or modify our internal information systems from time to time. If we are unable to implement these changes in a timely and cost-effective manner, our ability to capture and process financial transactions and support our customers as required may be materially adversely impacted, which could harm our business, financial condition, results of operations and cash flows.

Risk Factors Relating to Our Common Stock

Currently, there is no established public market for our Common Stock, and there can be no assurances that any established public market will ever develop or that our Common Stock will be quoted for trading, and even if quoted, it is likely to be subject to significant price fluctuations.

There has not yet been any established trading market for our Common Stock, and there is currently no established public market for our securities. A market maker has filed an application with FINRA on our behalf so as to be able to quote the price of our Common Stock on the OTC Markets commencing upon the effectiveness of our registration statement and other requirements. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require. We are not permitted to file such application on our own behalf.  If the application is accepted, there can be no assurances as to whether:

●
any market for our Shares will develop;

●
the prices at which our Common Stock will trade; or

●
the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our Common Stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our Common Stock. Either of these factors could adversely affect the liquidity and trading price of our Common Stock. Until an orderly market develops in our Common Stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our Common Stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our Common Stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of BoloWrapTM 100 and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our Common Stock.

Our Common Stock will be subject to “penny stock” rules.

We expect that our Common Stock will be defined as a “penny stock” under Rule 3a51-1 promulgated under the Exchange Act. “Penny stocks” are subject to Rules 15g-2 through 15g-7 and Rule 15g-9, which impose additional sales practice requirements on broker-dealers that sell penny stocks to persons other than established customers and institutional accredited investors. Among other things, for transactions covered by these rules, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, these rules may affect the ability of broker-dealers to sell our Common Stock and affect the ability of holders to sell their shares of our Common Stock in the secondary market. To the extent our Common Stock is subject to the penny stock regulations, the market liquidity for our shares will be adversely affected.

We cannot predict the price range or volatility of our Common Stock, and sales of a substantial number of shares of our Common Stock may adversely affect the market price of our Common Stock.

From time to time, the market price and volume of shares traded of companies in the industry in which we operate experience periods of significant volatility. Company-specific issues and developments generally affecting our industries or the economy may cause this volatility. The market price of our Common Stock may fluctuate in response to a number of events and factors, including:

●
general economic, market and political conditions;

●
quarterly variations in results of operations or results of operations that are below public market analyst and investor expectations;

●
changes in financial estimates and recommendations by securities analysts;

●
operating and market price performance of other companies that investors may deem comparable;

●
press releases or publicity relating to us or our competitors or relating to trends in our markets; and

●
sales of Common Stock or other securities by insiders.

In addition, broad market and industry fluctuations, investor perception and the depth and liquidity of the market for our Common Stock may adversely affect the trading price of our Common Stock, regardless of actual operating performance.

Sales or distributions of a substantial number of shares of our Common Stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Common Stock. Many of the shares of our Common Stock, other than the shares held by executive officers and directors, will be eligible for immediate resale in the public market. Substantial selling of our Common Stock could adversely affect the market price of our Common Stock.

We cannot assure you as to the price at which our Common Stock will trade following initial quotation, if any. Until our Common Stock is fully distributed and an orderly market develops in our Common Stock, the price at which our Common Stock trades may fluctuate significantly and may be lower or higher than the price that would be expected for a fully distributed issue.

Our directors are among our largest shareholders, and may have certain personal interests that may affect the Company.

Our directors, James A. Barnes, Elwood G. Norris and Scot Cohen currently own 70.6% of our common stock. As a result, our directors, acting individually or as a group, have the potential ability to exert influence on the outcome of issues requiring approval by the Company’s shareholders. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

We may issue additional Common Stock in the future. The issuance of additional Common Stock may reduce the value of your Common Stock.

In addition to the planned sale of up to 2,666,666 shares of Common Stock in our current self-underwritten public offering, we may issue additional shares of Common Stock without further action by our shareholders. Moreover, the economic and voting interests of each stockholder will be diluted as a result of such issuances. Although the number of shares of Common Stock that shareholders presently own will not decrease, such shares will represent a smaller percentage of the total shares that will be outstanding after the issuance of additional shares.  The issuance of additional shares of Common Stock may cause the market price of our Common Stock to decline.

Sales of Common Stock issuable on the exercise of any future options or warrants may lower the price of our Common Stock.

We adopted a stock option plan on March 31, 2017, which will authorize the grant of options or restricted stock awards to purchase up to 2.0 million shares of our Common Stock to our employees, directors and consultants. The issuance of shares of Common Stock issuable upon the exercise or conversion of options could cause substantial dilution to existing holders of Common Stock, and the sale of those shares in the market could cause the market price of our Common Stock to decline. The potential dilution from the issuance of these shares could negatively affect the terms on which we are able to obtain equity financing.

We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of your Common Stock.

We are authorized to issue up to 5,000,000 shares of preferred stock in one or more series. Our Board of Directors may determine the terms of future preferred stock offerings without further action by our shareholders. If we issue preferred stock, it could affect your rights or reduce the value of your Common Stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. Preferred stock terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions.

The payment of dividends will be at the discretion of our Board of Directors.

The declaration and amount of future dividends, if any, will be determined by our Board of Directors and will depend on our financial condition, earnings, capital requirements, financial covenants, regulatory constraints, industry practice and other factors our Board deems relevant.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Recent Sales of Unregistered Securities - On July 14, 2017, we issued and sold to one investor an aggregate of 475,000 shares of our Common Stock at a purchase price of $0.1053 per share, for aggregated gross consideration of $50,000. The offer, sale and issuance of the securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. The recipient of the securities acquired the securities for investment only and not with a view to distribution thereof and appropriate legends were affixed to the securities issued in the transaction. The recipient of the securities was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about our Company. No underwriter was involved in the transaction and no commission or fee paid.
(b)
Use of Proceeds for Initial Public Offering - On August 10, 2017, our Registration Statement on Form S-1 (File No. 333-217340) was declared effective by the SEC for our initial self-underwritten public offering of up to 2,666,666 shares of common stock, par value $0.0001, at a public offering price of $1.50 per share. As of the date of this report no shares have been sold pursuant to the offering.
(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers - NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

NONE

Item 6. Exhibits

Exhibit 31.1 –   Certification of Scot Cohen, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2 –   Certification of James A. Barnes, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1 –   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Scot Cohen, Principal Executive Officer and James A. Barnes, Principal Financial Officer.*

Extensible Business Reporting Language (XBRL) Exhibits*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed concurrently herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WRAP TECHNOLOGIES, INC. By: /s/ JAMES A BARNES James A Barnes President and Chief Financial Officer
Date:             September 8, 2017