Form 10-Q
period 2017-09-30
WRAP TECHNOLOGIES, INC.
filed 2017-11-07
CIK 1702924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [  ]  NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [X] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of November 6, 2017 a total of 20,885,867 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

WRAP TECHNOLOGIES, INC.
INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	1
	Condensed Statements of Operations for the three months ended September 30, 2017 and 2016 and for the nine months ended September 30, 2017 and the Period from Inception (March 2, 2016) to September 30, 2016 (unaudited)	2
	Condensed Statements of Stockholders’ Equity for the Period from Inception (March 2, 2016) to September 30, 2017 (unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2017 and the Period from Inception (March 2, 2016) to September 30, 2016 (unaudited)	4
	Notes to Unaudited Condensed Interim Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

SIGNATURES		24

-i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Wrap Technologies, Inc.
Condensed Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash	$23,708	$255,072
Inventories, net	96,667	-
Prepaid expenses and other current assets	45,268	28,299
Total current assets	165,643	283,371
Property and equipment, net	37,310	8,226
Other assets, net	1,512	1,512
Total assets	$204,465	$293,109

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$64,935	$12,065
Deferred and accrued officer compensation	96,000	70,000
Accrued liabilities	23,915	2,900
Total current liabilities	184,850	84,965

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; none issued and outstanding	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 20,475,000 and 17,445,408 shares issued and outstanding, respectively	2,047	1,745
Additional paid-in capital	715,453	440,755
Common stock subscribed	60,000	-
Accumulated deficit	(757,885)	(234,356)
Total stockholders' equity	19,615	208,144
Total liabilities and stockholders' equity	$204,465	$293,109

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Condensed Statements of Operations
(unaudited)
				Period From
			Nine	Inception
			Months	March 2,
	For the Three Months		Ended	2016 to
	Ended September 30,		September 30,	September 30,
	2017	2016	2017	2016

Operating expenses:
Selling, general and administrative	$105,210	$1,738	$270,854	$6,554
Research and development	46,334	66,550	252,675	122,747
Total operating expenses	151,544	68,288	523,529	129,301
Loss from operations	(151,544)	(68,288)	(523,529)	(129,301)

Net loss	$(151,544)	$(68,288)	$(523,529)	$(129,301)

Net loss per basic common share	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Weighted average common shares used to compute net loss per basic common share	20,402,717	4,942,190	19,850,234	4,402,328

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Condensed Statements of Stockholders' Equity
(unaudited)

			Additional	Common		Total
	Common Stock		Paid-In	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Subscribed	Deficit	Equity
Balance at Inception (March 2, 2016)	-	$-	$-	$-	$-	$-
Sale of common stock in March 2016 at $0.00836 per share	4,786,121	479	39,521	-	-	40,000
Sale of common stock in September 2016 at $0.00836 per share	4,786,120	479	39,521	-	-	40,000
Sale of common stock in October 2016 at $0.00836 per share	4,786,120	479	39,521	-	-	40,000
Sale of common stock in December 2016 at $0.10447 per share	3,087,047	308	322,192	-	-	322,500
Net loss for the period	-	-	-	-	(234,356)	(234,356)
Balance at December 31, 2016	17,445,408	$1,745	$440,755	$-	$(234,356)	$208,144
Sale of common stock in January 2017 at $0.10447 per share	2,153,754	215	224,785	-	-	225,000
Shares issued to acquire merger subsidiary to effect reverse recapitalization	400,838	40	(40)	-	-	-
Sale of common stock in July 2017 at $0.10447 per share	475,000	47	49,953	-	-	50,000
Common stock subscribed	-	-	-	60,000	-	60,000
Net loss for the period	-	-	-	-	(523,529)	(523,529)
Balance at September 30, 2017	20,475,000	$2,047	$715,453	$60,000	$(757,885)	$19,615

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Condensed Statements of Cash Flows
(unaudited)
		Period From
	Nine	Inception
	Months	March 2,
	Ended	2016 to
	September 30,	September 30,
	2017	2016

Cash Flows From Operating Activities:
Net loss	$(523,529)	$(129,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,511	875
Changes in assets and liabilities:
Inventories	(96,667)	-
Prepaid expenses and other current assets	(16,969)	-
Accounts payable	52,870	21,982
Deferred and accrued officer compensation	26,000	49,000
Accrued liabilities	21,015	-
Net cash used in operating activities	(532,769)	(57,444)

Cash Flows From Investing Activities:
Capital expenditures for property and equipment	(33,595)	(5,248)
Net cash used in investing activities	(33,595)	(5,248)

Cash Flows From Financing Activities:
Proceeds from common stock subscribed	60,000	-
Sale of common stock	275,000	80,000
Net cash provided by financing activities	335,000	80,000

Net increase (decrease) in cash and cash equivalents	(231,364)	17,308
Cash, beginning of period	255,072	-
Cash, end of period	$23,708	$17,308

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
 Notes to Unaudited Condensed Interim Financial Statements

1.
ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description
Wrap Technologies, Inc. (the “Company”) is a developer of security products designed for use by law enforcement and security personnel. The Company plans to introduce its first product, the BolaWrap™ 100 remote restraint device, during late 2017.

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

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

1.
ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern
Since inception in March 2016, the Company has generated significant losses from operations and anticipates that it will continue to generate significant losses from operations for the foreseeable future, and that in order to continue as a going concern, the business will require substantial additional investment that has not yet been secured.  The Company’s loss from operations was $234,356 for the period ended December 31, 2016 and $523,529 for the nine months ended September 30, 2017. The net cash used from operations and investing was $187,428 for the period ended December 31, 2016 and $566,364 for the nine months ended September 30, 2017. On September 30, 2017 the Company had $23,708 in cash.  As of September 30, 2017, the Company’s obligations included $184,850 of current liabilities and lease commitments of approximately $39,200.

Management has concluded that due to the conditions described above, there is substantial doubt about the entity’s ability to continue as a going concern through November 7, 2018.

Management has evaluated the significance of the conditions in relation to the Company’s ability to meet its obligations and believes that the current cash balance plus $556,300 of gross proceeds received in October 2017 from sale of stock will provide sufficient capital to continue operations through approximately March 2018. While the Company plans to raise capital to address its capital deficiencies and meet its operating cash requirements, there is no assurance that its plans will be successful. Management cannot assure you that financing will be available on favorable terms or at all. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to the Company’s existing shareholders. Furthermore, despite management’s optimism regarding the Company’s technology and planned products, even in the event that the Company is adequately funded, there is no guarantee that any products or product candidates will perform as hoped or that such products can be successfully commercialized.

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

Income Taxes
Until its reverse recapitalization on March 31, 2017, the Company was treated as a partnership for federal and state income tax purposes and did not incur income taxes. Instead, its losses were included in the income tax returns of the member partners. Accordingly, no provision or liability for federal or state income taxes has been included in these financial statements for the period prior to March 31, 2017 and no income tax expense was recorded for the period ended September 30, 2017 due to losses incurred.

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

2.
INVENTORIES, NET

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the weighted average cost method. Inventories consisted of the following:

	September 30,	December 31,
	2017	2016
Raw materials	$86,667	$-
Other components	10,000	-
	$96,667	$-

3.
PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30,	December 31,
	2017	2016
Laboratory equipment	$11,222	$7,342
Tooling	18,165	-
Computer equipment	4,151	-
Furniture and fixtures	9,595	2,196
	43,133	9,538
Accumulated depreciation	(5,823)	(1,312)
	$37,310	$8,226

Depreciation expense was $4,511 and $875 for the nine months ended September 30, 2017 and the period from March 2, 2016 to September 30, 2016, respectively.

4.
DEFERRED AND ACCRUED COMPENSATION

Effective March 2016 the Company began accruing monthly compensation for the services of two officers in the aggregate amount of $7,000 per month payable to Syzygy Licensing, LLC (“Syzygy”). In March 2017 the Company accrued and deferred $6,000 compensation to each of the two officers. The balance payable to Syzygy as of September 30, 2017 was $84,000 and the accrued deferred compensation aggregated $12,000. These balances accrue without interest. No payment terms or schedule has been established.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

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

Effective with the merger, the Company adopted and the shareholders approved on March 31, 2017 the 2017 Stock Incentive Plan authorizing 2,000,000 shares of common stock for issuance as stock options and restricted stock units to employees, directors or consultants. At September 30, 2017, there had been no option grants or restricted stock awards made and none were outstanding.

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

Rent expense for the period ended September 30, 2017 was $13,590. The remaining future annual minimum lease obligations under the foregoing facility lease are $3,062, $17,123 and $19,051 for the balance of 2017, 2018 and 2019, respectively.

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

7.
RELATED PARTY TRANSACTIONS

See Notes 1, 4, 6 and 8 for information on related party transactions and information.

8.
SUBSEQUENT EVENT

On August 10, 2017, our Registration Statement on Form S-1 (File No. 333-217340) was declared effective by the SEC for our initial self-underwritten public offering of up to 2,666,666 shares of our common stock, par value $0.0001, at a public offering price of $1.50 per share (the “Offering”). As of the date of this report 410,867 shares have been sold pursuant to the Offering, resulting in gross proceeds of $616,300 to the Company, including $60,000 subscribed by existing stockholders (including two officers/directors) as of September 30, 2017. There is no assurance, however, that the Company will complete any future sales or receive additional proceeds from the Offering.

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

We are a security technology company organized in March 2016 focused on delivering solutions to customers, primarily law enforcement and security personnel. We plan to introduce our first product, the BolaWrap™ 100, during late 2017. We do not expect to report revenues until production quantities are available for sale to customers. There can be no assurance regarding the timing or amount of future revenues from this product, if any.

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

Basis of Presentation – Going Concern

Since inception in March 2016, we have generated significant losses from operations and anticipate that we will continue to generate significant losses from operations for the foreseeable future. In order to continue as a going concern, our business will require substantial additional investment that has not yet been secured.  Our loss from operations was $234,356 for the period ended December 31, 2016 and $523,529 for the nine months ended September 30, 2017. The net cash used from operations and investing was $187,428 for the period ended December 31, 2016 and $566,364 for the nine months ended September 30, 2017. On September 30, 2017, we had $23,708 in cash.  As of September 30, 2017, our obligations included $184,850 of current liabilities and lease commitments of approximately $39,200.

Our management has concluded that due to the conditions described above, there is substantial doubt about our ability to continue as a going concern through November 7, 2018.

Management has evaluated the significance of the conditions in relation to our ability to meet our obligations and believes that the current cash balance, plus $556,300 received in October 2017 from sale of stock will provide sufficient capital to continue operations through approximately March 2018. While we plan to raise capital to address our capital deficiencies and meet our operating cash requirements, there is no assurance that our plans will be successful. Management cannot assure you that financing will be available on favorable terms or at all. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing shareholders. Furthermore, despite management’s optimism regarding our technology and planned products, even in the event that the Company is adequately funded, there is no guarantee that any products or product candidates will perform as hoped or that such products can be successfully commercialized.

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

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

We had no revenues or product costs for the three months ended September 30, 2017 or 2016.

Selling, General and Administrative Expense. Selling, general and administrative expenses for the three month period ended September 30, 2017 were $105,210 compared to $1,738 for three month period ended September 30, 2016. The most recent period included legal and audit costs of $15,549, compensation and benefits of $28,847, marketing consulting costs of $19,220, occupancy and office costs of $9,454, travel and entertainment costs of $12,222 and trade show and marketing costs of $13,425. In the prior comparable period our activities were just beginning with the focus being on research and development.

Research and Development Expense. Research and development expenses for the three months ended September 30, 2017 were $46,334 and included $19,921 of compensation costs, consulting and contract research costs of $4,870, and patent costs of $14,645. This compared to $66,650 for the comparable prior period ended September 30, 2016 including $21,000 of deferred related party research costs, $35,578 of consulting and contract research costs, $3,417 of prototype and supply costs and $6,341 of patent costs. Our research and development costs will vary depending on specific research projects and levels of internal and external staffing and prototype costs. The decrease resulted primarily to the start of production activities in the most recent quarter and completion of contract research costs on the development of the BolaWrap 100 incurred in 2016.

Net Loss. Our net loss for the three-month period ended September 30, 2017 was $151,544 compared to a net loss of $68,288 for the prior period ended September 30, 2016 when activity was focused on product development activities.

Nine Months Ended September 30, 2017 Compared to the Period from Inception (March 2, 2016) to September 30, 2016

We had no revenues or product costs for the nine months ended September 30, 2017 nor for the prior period including from inception (March 2, 2016) to September 30, 2016 (“prior short period”).

Selling, General and Administrative Expense. Selling, general and administrative expenses for the nine month period ended September 30, 2017 were $270,854 compared to $6,554 for short period ended September 30, 2016. The most recent period included legal, merger and audit costs of $67,062, compensation and benefits of $28,847, marketing consulting costs of $17,591, occupancy and office costs of $26,527, travel and entertainment costs of $22,800 and trade show and marketing costs of $30,442. In the prior period our activities were just beginning with the focus being on research and development.

Research and Development Expense. Research and development expenses for the nine months ended September 30, 2017 were $252,675. The most recent period included $45,916 of compensation costs including $20,000 of deferred officer compensation, consulting and contract research costs of $148,484, prototype and supply costs of $11,060, and patent costs of $38,926. This compared to $122,747 for the prior short period ended September 30, 2016 including $49,000 of deferred related party research costs, consulting and contract research costs of $39,088, $11,361 of prototype and supply costs and $22,154 of patent costs.

Net Loss. Our net loss for the nine month period ended September 30, 2017 was $523,529 compared to a net loss of $129,301 for the short prior period ended September 30, 2016 when development activities were beginning.

Liquidity and Capital Resources

Overview. Our sole source of liquidity has been funding from our shareholders. We expect our primary source of future liquidity will be any future equity or debt financings and from the sale of future product, if any.

Capital Requirements. On August 10, 2017, our Registration Statement on Form S-1 (File No. 333-217340) was declared effective by the SEC for our initial self-underwritten public offering of up to 2,666,666 shares of our common stock, par value $0.0001, at a public offering price of $1.50 per share (the “Offering”). As of the date of this report 410,867 shares have been sold pursuant to the Offering, resulting in gross proceeds of $616,300 to the Company, including $60,000 subscribed by existing stockholders (including two officers/directors) as of September 30, 2017. There is no assurance, however, that we will complete any future sales or receive additional proceeds from the Offering. Other than $23,708 cash on hand at September 30, 2017, and $556,300 of gross proceeds from the Offering in October 2017, we have no additional sources of liquidity.

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

Cash Flow

Operating Activities. During the nine month period ended September 30, 2017, net cash used in operating activities was $532,769. The net loss of $523,529 was reduced by $26,000 of deferred and accrued officer compensation and a $73,885 increase of accounts payable and accruals. A total of $96,667 was invested in inventories for production and $16,969 increase in prepaid expenses and public offering costs.

During the short period ended September 30, 2016, net cash used in operating activities was $57,444.  The net loss of $129,301 was reduced by $49,000 of deferred officer compensation and $21,982 of accounts payable.

Investing Activities. We used $33,595 and $5,248 of cash for the purchase of property and equipment during the nine month period ended September 30, 2017 and the short period ended September 30, 2016, respectively.

Financing Activities. We obtained $335,000 of cash from our shareholders during the period ended September 30, 2017. During the short period ended September 30, 2016 we obtained $80,000 of cash from our shareholders.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended September 30, 2017, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of operating losses and expect additional losses as we introduce our new product line and until we achieve revenues and resulting margins to offset our operating costs. Our net loss for the period from inception (March 2, 2016) to December 31, 2016 was $234,356 and for the nine months ended September 30, 2017 was $523,529. Our ability to achieve future profitability is dependent on a variety of factors, many outside our control. Failure to achieve profitability or sustain profitability, if achieved, may require us to continue to raise additional financing which could have a material negative impact on the market value of our common stock.

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

Our principal product remains under development, and is just being introduced for testing into the marketplace. No assurance can be provided that we can successfully produce commercial quantities of our principal product or that additional development will be required for a commercially viable product. We generally expect to warrant our products to be free from defects in materials and workmanship for a period of up to one year from the date of purchase. We may incur substantial and unpredictable warranty costs from post-production product or component failures. Future warranty costs could further adversely affect our financial position, results of operations and business prospects.

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

Our directors, James A. Barnes, Elwood G. Norris and Scot Cohen owned 70.6% of our common stock at September 30, 2017. As a result, our directors, acting individually or as a group, have the potential ability to exert influence on the outcome of issues requiring approval by the Company’s shareholders. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Recent Sales of Unregistered Securities – No securities were sold during the period covered by this report that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) and not previously reported.

(b)
Use of Proceeds for Initial Public Offering - On August 10, 2017, our Registration Statement on Form S-1 (File No. 333-217340) was declared effective by the SEC for our initial self-underwritten public offering of up to 2,666,666 shares of common stock, par value $0.0001, at a public offering price of $1.50 per share (the “Offering”). As of the date of this report 410,867 shares have been sold pursuant to the Offering, resulting in gross proceeds of $616,300 to the Company, including $60,000 subscribed by existing stockholders (including two officers/directors) as of September 30, 2017, and we have incurred approximately $40,000 in expenses in connection with the Offering. We have used proceeds from the Offering for research and development costs associated with production of BolaWrap™100 components, sales and marketing expense, and general corporate expense. We may continue to sell shares of common stock under the Offering until August 15, 2018, unless we elect to terminate the Offering before such date. There is no assurance, however, that we will complete any future sales or receive additional proceeds from the Offering.

We have no paid any commissions in connection with the Offering, and no Offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from those disclosed in the final prospectus for the Offering dated as of August 15, 2017 and filed with the SEC pursuant to Rule 424(b)(5).

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
James A Barnes
President and Chief Financial Officer (Principal Accounting Officer)
Date: November 7, 2017