Form 10-K
period 2017-12-31
WRAP TECHNOLOGIES, INC.
filed 2018-03-06
CIK 1702924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission File Number: 000-55838
Wrap Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0551945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4620 Arville Street, Ste E
Las Vegas, Nevada 89103
 (Address of principal executive offices) (Zip Code)

(800) 583-2652
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ X ] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the issuer’s Common Stock held by non-affiliates of the registrant on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $-0- as there was no public market at June 30, 2017.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
22,803,533 shares of common stock, par value $0.0001 per share, as of March 1, 2018.

-i-

PART I

FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE “SAFE HARBOR” PROVISIONS THEREOF. THEREFORE, THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF SUCH SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FUTURE” AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED TO CONSIDER THE SPECIFIC RISK FACTORS DESCRIBED BELOW AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

BolaWrap and our other common law trademarks, service marks or trade names appearing in this annual report are the property of Wrap Technologies, Inc. Other trademarks, service marks or trade names appearing in this annual report are the property of their owners. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this annual report.

ITEM 1. BUSINESS

Overview

We are a security technology company focused on delivering innovative solutions to customers, primarily law enforcement and security personnel. We began demonstrations of our first product, the BolaWrap 100, in November 2017. In early 2018 we are focusing on continued product testing and evaluations by prospective customers and implementing product changes resulting from early feedback. We expect to commence product sales in mid 2018.

Our BolaWrap 100 product is a hand-held remote restraint device that discharges an eight-foot bola style Kevlar tether to entangle an individual at a range of 10-25 feet. Inspired by law enforcement professionals, the small but powerful BolaWrap 100 assists law enforcement to safely and effectively control encounters. Currently, law enforcement agencies authorize a continuum of force options:

●
verbal commands;

●
physical control – soft techniques of grabs and holds progressing to hard techniques such as punches and kicks;

●
less-lethal weapons - batons, pepper spray, impact munitions and conducted electrical weapons (“ CEWs”); and

●
lethal force – deadly weapons such as firearms.

BolaWrap 100 offers law enforcement a new tool to remotely and temporarily control an individual or impede flight by targeting and wrapping an individual’s legs.

The small, light but rugged BolaWrap 100 is designed for weak hand operation to provide remote restraint while other use of force continuum options remain open. The design offers wide latitude of accuracy to engage and restrain targeted legs of a subject. Quick eject and rapid reload of bola cartridges allows one device to be reused in a single encounter or in multiple encounters.

There are limited effective options for remote engagement, so when verbal commands go unheeded law enforcement is faced with either hands on engagement or other potentially injurious less lethal or lethal force. We believe our new tool is essential to meet modern policing requirements with individuals frequently not responding to verbal commands and to assuage public demands for less lethal policing. We believe our device minimizes the need to employ other uses of force including combat and less-lethal weapons. Many less-lethal weapons rely on “pain compliance” often escalating encounters with potential for injury.

Primary use cases fall into the two broad categories routinely encountered by law enforcement and security personnel:

●
remotely retain and limit the mobility of an individual attempting to evade arrest or questioning, individuals increasingly ignore law enforcement verbal commands; and

●
assist in subduing individuals actively resisting arrest by limiting mobility, possibly making other engagement options less risky to officers and less injurious to individuals.

Our commercialization efforts for the BolaWrap 100 is targeting the approximately 18,000 United States law enforcement agencies with approximately 765,000 full time officers, as well as the United States Border Patrol with 21,000 border patrol agents. We also intend to target law enforcement agencies and security personnel worldwide. We have not generated any revenues to date, have no customers and only recently commenced demonstrating product to prospective customers. We may be required to make new modifications or improvements to the product as a result of demonstrations and ongoing product testing. See “Risk Factors” included in this annual report for additional information regarding risks and uncertainties associated with our business.

History

We were organized as Wrap Technologies, LLC, a Delaware limited liability company on March 2, 2016 by our founders Elwood G. Norris, Scot Cohen and James A. Barnes. We are headquartered in Las Vegas, Nevada. Our formation followed several months of research into ensnarement techniques by our Chief Technology Officer and primary inventor, Mr. Norris. Mr. Norris has been granted over 80 U.S. patents, and with Mr. Barnes, founded LRAD Corporation (Nasdaq:LRAD), a company engaged in directed sound technologies including non-lethal acoustic hailing and warning devices sold worldwide for law enforcement, military, government and security markets.

On March 31, 2017 Wrap Technologies, LLC (“Wrap LLC”) merged with and into a wholly-owned subsidiary MegaWest Energy Montana Corp. (“MegaWest”). Wrap LLC ceased separate existence with MegaWest continuing as the surviving entity after changing its name to Wrap Technologies, Inc. On March 22, 2017 Wrap LLC acquired privately held MegaWest from Petro River Oil Corp. (“Petro River”) a related party by virtue of Scot Cohen, an owner/manager also being an owner and the Executive Chairman of Petro River. MegaWest had no assets or liabilities at the date of acquisition and was not an operating business.

In December 2017, we completed a self-underwritten public offering raising gross proceeds of approximately $3.49 million from the sale of 2,328,533 shares of our common stock, par value $0.0001 per share (“Common Stock”), at a public offering price of $1.50 per share. Three officers of the Company purchased 40,000 shares of Common Stock during the offering for $60,000.

Plan of Operation

Our plan of operation for 2018 includes growing research, production, marketing, sales, distribution and service functions. We expect to focus significant efforts on product demonstrations and coordinating product testing by various agencies.

Our research and development activities in 2018 will focus on responding and adapting to requirements identified through product demonstrations and testing by agencies and on cost reduction activities. Our research plans also include focusing on developing accessories and creating new models of our restraining device and developing other security related products.

We have no plans for material acquisition of plant or equipment.

Industry Background

The market for use of force related products and devices includes law enforcement agencies, correctional facilities, military agencies, private security guard companies and retail consumers. We believe law enforcement officials are the opinion leaders regarding market acceptance of new security products. We therefore intend to focus on the law enforcement agency segment of the market for the BolaWrap 100.

According to the Department of Justice (“Police Use of Nonfatal Force, 2002-2011”, Special Report NCJ 249216, Published November 2015 by the U.S. Department of Justice Office of Justice Programs, Bureau of Justice Statistics), from 2002 to 2011 an annual average of 44 million U.S. residents age 16 or older - about 19% of all persons of this age - had at least one face-to-face contact with a police officer. About 1.6% or 715,500 involved threats of or use of force. And about 1.3 million were handcuffed during their encounter with police. Nearly all local police departments and all federal law enforcement agencies have a use-of-force policy that dictates the level of force its officers can use to respond to various situations. In January 2017, a collaborative effort among 11 significant law enforcement leadership and labor organizations in the United States resulted in the publication of a National Consensus Policy on Use of Force (collaborative publication of 11 contributing law enforcement agencies organized by the International Association of Chiefs of Police and published in January 2017). This policy states, among other information:

●
officers shall use only the force that is objectively reasonable to effectively bring an incident under control, while protecting the safety of the officer and others;

●
officers shall use force only when no reasonably effective alternative appears to exist and shall use only the level of force which a reasonably prudent officer would use under the same or similar circumstances;

●
an officer shall use de-escalation techniques and other alternatives to higher levels of force consistent with his or her training whenever possible and appropriate before resorting to force and to reduce the need for force; and

●
when de-escalation techniques are not effective or appropriate, an officer may consider the use of less lethal force to control a non-compliant or actively resistant individual. An officer is authorized to use agency-approved, less lethal force techniques and issued equipment:

o
to protect the officer or others from immediate physical harm;

o
to restrain or subdue an individual who is actively resisting or evading arrest; or

o
to bring an unlawful situation safely and effectively under control.

A police officer is trained to use only the minimum force necessary to overcome the threat of injury or violence posed by a suspect. For example, under most policies, an officer may not use lethal force unless a subject poses a threat of significant bodily injury or fatality to the officer or other persons.

Studies have concluded that most police officers never deploy lethal force in the course of their careers. While the vast majority of law enforcement officers around the world are armed with firearms, only a small percentage will actually ever use them. Officers, however, use less lethal force on a regular basis. Traditional tactics such as using a control hold, baton, club, or combat to control a suspect may result not only in a risk of injury to the suspect, but also a risk that the officer will be injured. Other force options including chemical spray, impact munitions and CEWs not only risk injury but are often controversial. Each weapon available to law enforcement has distinct advantages and disadvantages, and we believe law enforcement agencies require different tools for different situations.

We believe a new remote restraining device is necessary to meet modern policing requirements with individuals frequently not responding to verbal commands and public demands for less lethal policing. A tool to restrain at a distance may offer reduced frequency of deployment of other control techniques including CEWs. We believe that the following characteristics for our new restraining product are the most important to law enforcement and security agencies:

●
effectiveness: remote restraint of individuals while keeping all other use of force options available;

●
range: variable distance over which the device is effective;

●
safety: minimal risk of injury or death;

●
ease of use: simple operation and low maintenance;

●
dependability: reliability in many environments, product durability;

●
accountability: tracking to reduce misuse of the weapon; and

●
cost: low cost per use and possible reduction of insurance and litigation expense.

The BolaWrap 100 Solution

The BolaWrap 100 is designed to perform well in terms of all of the above characteristics. We believe the BolaWrap 100 is a unique new device to restrain subjects safely and without eliminating any other use of force options necessary for the protection of law enforcement and the public. While no use of force technique or device is 100% effective, in our opinion, unique performance could make the BolaWrap 100 a tool of choice in a range of encounters for law enforcement agencies and other security services.

Effectiveness

Without an effective remote restraint device to assist controlling an encounter, law enforcement often defaults to less-lethal weapons that rely upon a pain response or electrical induced incapacitation for effect. These methods along with lethal force may be necessary for the most dangerous and aggressive suspects. However, there are many encounters where remote restraint may be an option in lieu of or before physical contact with an individual to reduce possibility for flight or the possibility for injury to the individual and the officer. In volunteer testing, the BolaWrap 100 has shown to be effective in restraining individuals hindering the flight ability and crippling the ability to fight allowing effective further officer action.

Range

Batons and chemical sprays can only be used from close distances, usually less than five feet. Rubber bullets, beanbag rounds, and similar less-lethal impact weapons must be used at distances greater than 30 feet to minimize suspects’ injuries. Combat, come along and wrist locks require intimate contact with suspects. The BolaWrap 100 is designed to engage a suspect at 10 to 25 feet operable by the weak hand allowing other force options to remain available. The design of the device makes it ineffective and it is not recommended for use at close distances, less than ten feet.

Safety

The BolaWrap 100 is not intended as a weapon. It does not rely on pain or electrical induced incapacitation for effectiveness. The wrapping effect is intended to impede flight while not inducing uncontrolled falls or injury. There is no issue of recovery time as the case with CEW, impact munitions or chemical devices.

Ease of Use

The BolaWrap 100 is small, light and rugged. It is designed to be operated as a weak hand device. It is simple to use, activate and deploy. It can be reloaded and deployed again as quickly as a spent cartridge can be removed and a replacement cartridge inserted, typically in less than five seconds. Further, the weapon requires no maintenance, there are no electronic components. The BolaWrap 100 also does not leave contaminating residues, unlike chemical sprays that may contaminate buildings, vehicles or other closed facilities or officer uniforms.

Dependability

The BolaWrap 100 as a mechanical device operates effectively under a variety of unfavorable conditions, such as wind and rain, and is rugged and durable.

Accountability

The BolaWrap 100 is designed for professional use and not consumer use. Each device and each cartridge is identified with a serial number for recordkeeping purposes.

Cost

The single use, but recyclable, bola cartridge is priced at a per cartridge price to allow use in both training and active deployment. While we do not believe there is a directly competitive remote restraint device, our cartridge prices are competitive with CEWs, impact munitions and most other specialized less-lethal weapons, with the exception of the least expensive chemical sprays. However, the indirect costs of decontaminating buildings, vehicles, and uniforms resulting from the use of chemical sprays can place these sprays at an overall cost disadvantage per use.

In addition, litigation and insurance costs for law enforcement agencies can be significant. Reducing the frequency of need for other use of force tools and the number of injuries and fatalities caused by law enforcement officers may reduce the number of suits filed against agencies for excessive use of force, wrongful death and injury.

We believe the addition of a new remote restraint device may have the benefit of increasing goodwill between law enforcement agencies and their communities. Community relations considerations can be particularly important at a time when almost any interaction with police can be recorded and scrutinized by the media and the public.

Product

Our BolaWrap 100 product is a hand-held remote restraint device that discharges an eight-foot bola style Kevlar® tether to entangle an individual at a range of 10-25 feet. BolaWrap 100 offers law enforcement a new tool to remotely engage and temporarily control individuals.

The small, light but rugged BolaWrap 100 is designed to provide remote restraint while other use of force continuum options remain open. The design offers wide latitude of accuracy to engage and restrain targeted legs of a subject. Quick eject and rapid reload of bola cartridges allows one device to be reused in a single encounter or in multiple encounters.

The bola cartridge contains two sockets that discharge two small pellets at a thirty to forty degree angle. The pellets are linked by the eight-foot Kevlar tether such that the tether first engages an individual’s legs then the force of the pellets causes the tether to wrap. Small barbs on each pellet engage clothing to retard the unwinding of the bola tether wrap. The bola cartridge contains a 9 mm fractional charge blank cartridge (as used in prop guns) to discharge the tether.

The durable body of the BolaWrap 100 contains a receptacle for the bola cartridge along with the activation, deployment and safety mechanisms. Bola cartridges are quickly ejected allowing rapid reloading, activation and deployment.

We demonstrated our first prototype device in December 2016 and developed pre-manufacturing demonstration prototypes in April 2017. We assembled first production units in November 2017 and commenced demonstrations and trial deployments with a small number of law enforcement agencies. We do not expect law enforcement field deployments and associated revenues until prospective customers test and evaluate our product and until any required modifications or improvements are incorporated into the product. See “Risk Factors” included in this annual report for additional information regarding risks and uncertainties associated with our business.

Markets

Law Enforcement and Corrections

Federal, state and local law enforcement agencies in the United States currently represent the primary target market for the BolaWrap 100. According to United States Bureau of Justice statistics (“Census of State and Local Law Enforcement Agencies, 2008”, U.S. Department of Justice, Bureau of Justice Statistics, published July 2011), there were nearly 18,000 of these agencies in the United States in 2008 that employed about 765,000 full-time, sworn law enforcement officers. In 2005, the United States Bureau of Justice statistics (“Census of State and Federal Correctional Facilities, 2005”, U.S. Department of Justice, Bureau of Justice Statistics, published October 2008) estimated that there were 295,000 correctional officers in over 1,800 federal and state correctional facilities in the United States.

United States Border Patrol (USBP)

With over 21,000 agents (“Border Patrol Overview”, U.S. Customs and Border Protection, January 27, 2015, Web. 25, September 2017, https://www.cbp.gov/border-security/along-us-borders/overview), this is one of the largest law enforcement agencies in the United States with a large number of encounters with individuals requiring soft engagement techniques. We believe the BolaWrap 100 can be an effective tool to safely assist in detention of individuals subject to the agency’s jurisdiction. The BolaWrap 100 offers an additional tool for frontline agents to de-escalate encounters while effecting agent responsibilities.

Private Security Firms and Guard Services

According to 2016 Bureau of Labor Statistics estimates (“Occupational Employment Statistics”, United States Department of Labor, March 31, 2017, Web. 25 September 2017), there were approximately 1.1 million privately employed security guards in the United States. They represent a broad range of individuals, including investigation and security services, hospitals, schools, local government, and others. We believe that some security personnel armed with BolaWrap 100 could be effective to de-escalate some encounters without eliminating other tools available today. Providing guards with BolaWrap 100 may reduce the potential liability of private security companies and personnel in such encounters.

Although there are use cases in correctional facilities and by certain military policing personnel, we are initially targeting BolaWrap 100 for law enforcement and security personnel markets. We do not currently plan a consumer version of the device.

Selling and Marketing

Law enforcement agencies represent our primary target market. In this market, we expect that the decision to purchase the BolaWrap 100 will normally be made by a group of people including the agency head, his training staff, and use of force and weapons experts. The decision sometimes involves political decision-makers such as city council members. While we expect the decision-making process for a remote restraint device will be less controversial than that for less-lethal products such as CEWs, we still expect the process to take as little as a few weeks or as long as a year or more partially due to budgeting reasons.

While initial sales will be made by our executive and sales employees, we may determine to utilize existing networks of independent regional police equipment distributors compensated on a commission and incentive basis.

Most law enforcement and corrections agencies will not purchase new use of force devices until a training program is in place to certify officers in their proper use. We are developing and intend to offer training and class materials that certify law enforcement trainers as instructors in the use and limitations of the BolaWrap 100.

In addition to our planned training, we plan to participate in a variety of trade shows and conferences. We expect our marketing efforts will also benefit from significant free media coverage. Other marketing communications may include video e-mails, press releases, and conventional print advertising in law enforcement trade publications. We are designing a website to contain similar marketing information and are developing social media outreach and communications.

Our Strategy

Our goal is to realize the potential of a new remote restraint device targeting law enforcement and security personnel. We aim to produce a product line starting with the BolaWrap 100 to meet the requirements of these customers. The key elements of our strategy include:

●
produce a product line meeting customer requirements as a new tool to aid in the retention of individuals to make encounters more effective and less dangerous to law enforcement and the public;

●
develop a robust production and supply system to support our customers; and

●
develop relationships with customers requiring large numbers of products mainly larger city police departments and larger agencies.

We also plan to explore international markets and developing products for use by security and related personnel.

Related Party License and Royalties

We are obligated to pay royalties pursuant to an exclusive Amended and Restated Intellectual Property License Agreement, dated as of September 30, 2016, with Syzygy Licensing, LLC (“Syzygy”), a private technology invention, consulting and licensing company owned and controlled by Elwood G. Norris and James A. Barnes, both officers and shareholders of the Company. Syzygy has no ongoing operations, and does not engage in any manufacturing, production or other related activities.

The agreement provides for the payment of royalties of 4% of revenues from products employing the licensed device technology up to the earlier to occur of (i) the payment by the Company of an aggregate of $1.0 million in royalties, or (ii) September 30, 2026. All development and patent costs have been paid by us and patent applications and the technology related to the BolaWrap 100 have been assigned to the Company, subject to the royalty obligation.

Manufacturing and Suppliers

We completed the design and have commenced initial small volume production of the BolaWrap 100 and related cartridges. We source components from a variety of suppliers with final assembly, testing and shipping occurring in our facility in Las Vegas, Nevada. We believe arranging and maintaining quality manufacturing capacity will be essential to the performance of our products and the growth of our business.

Warranties

We expect to warranty our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase. The warranty will be generally a limited warranty, and in some instances impose certain shipping costs on the customer. We expect in most cases it will be more economical and effective to replace the defective device rather than repair.

Competition

While we are targeting the BolaWrap 100 as a new solution for law enforcement and not as a replacement for other tools currently in use, we will still compete with other use of force products for budgets. Law enforcement agencies may also determine that we are an alternative to other solutions in spite of such positioning.

Other use of force devices including CEWs sold by Axon Enterprises, Inc. (formerly Taser International, Inc.), and pepper spray, batons, impact weapons sold by companies such as Defense Technology will compete with the BolaWrap 100 indirectly. Many law enforcement and corrections personnel consider such less-lethal weapons to be distinct tools, each best-suited to a particular set of circumstances. Consistent with this tool kit approach, purchasing any given tool does not preclude the purchase of one or several more. In other cases, budgetary considerations and limited space on officers’ belts dictate that only a limited number of devices will be purchased and carried. We believe the BolaWrap 100’s unique remote restraint use, effectiveness, and low possibility of injury will enable it to compete effectively against other alternatives.

Many of our present and potential future competitors have, or may have, substantially greater resources to devote to compete in the law enforcement market and to further technological and new product developments. Also, these competitors or others may introduce products with features and performance competitive to our product.

Seasonality

We do not expect to experience any significant seasonality trends. However, seasonality trends may occur in the future.

Government Regulation

The BolaWrap 100 is classified as a “firearm” by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”), and is subject to federal firearms-related regulations. We hold a Federal Firearms Manufacturing License that expires in 2020. Many states also have regulations restricting the sale and use of certain firearms and may determine their own classification and restrictions irrespective of ATF regulation. In most cases, the law enforcement and corrections market is subject to different ATF and state regulations or exemptions than the private citizen market, and we do not expect additional state restrictions or approvals for sales to law enforcement. Where different regulations exist, we expect that the regulations affecting the private citizen market may also apply to the private security markets, except as the applicable regulations otherwise specifically provide.

BolaWrap 100 may also be considered a firearm or a crime control product by the U.S. government. Accordingly, the export of our devices will be regulated under export administration regulations. As a result, we must obtain export licenses from the Department of Commerce for all shipments to foreign countries other than Canada. We do not expect the need to obtain these licenses will cause a material delay in any future foreign shipments. Export regulations also prohibit the further shipment of our products from foreign markets in which we hold a valid export license to foreign markets in which we do not hold an export license for our products.

Foreign regulations, which may affect our device, and sale thereof, are numerous and often unclear. We expect to work with a distributor or advisor who is familiar with the applicable import regulations in each of any future foreign markets.

Intellectual Property

We intend to protect our intellectual property assets including pending patents, trademarks and trade craft and trade secrets such as know-how. In addition, we use confidentiality agreements with employees and some suppliers to ensure the safety of our trade secrets. We have five U.S. patents pending and have filed one application to extend protection in certain other foreign jurisdictions. We have filed for trade name protection for “BolaWrap” and expect to employ a combination of registered and common law trade names, trademarks and service marks in our business. We expect to rely on a variety of intellectual property protections for our products and technologies, including contractual obligations, and we intend to pursue a policy of vigorously enforcing such rights.

We have an ongoing policy of filing patent applications to seek protection for novel features of our products and technologies. Prior to the filing and granting of patents, our policy is to disclose key features to patent counsel and maintain these features as trade secrets prior to product introduction. Patent applications may not result in issued patents covering all important claims and could be denied in their entirety.

The use of force product industry is characterized by frequent litigation regarding patent and other intellectual property rights. Others, including academic institutions and competitors, hold numerous patents in less-lethal and related technologies. Although we are not aware of any existing patents that would materially inhibit our ability to commercialize our technology, others may assert claims in the future. Such claims, with or without merit, may have a material adverse effect on our financial condition, results of operations or cash flows.

The failure to obtain patent protection or the loss of patent protection on our existing and future technologies or the circumvention of our patents by competitors could have a material adverse effect on our ability to compete successfully.

Our policy is to enter into nondisclosure agreements with each employee and consultant or third party to whom any of our proprietary information is disclosed. These agreements prohibit the disclosure of confidential information to others, both during and subsequent to employment or the duration of the working relationship. These agreements may not prevent disclosure of confidential information or provide adequate remedies for any breach.

Research and Development

Our research and development initiatives are led by our internal personnel and make use of specialized consultants when necessary. These initiatives include basic research, mechanical engineering design and testing. Future development projects will focus on new versions of the BolaWrap technology and new security technologies. Total research and development expenditures were $311,335 and $217,244 in 2017 and 2016, respectively.

Employees and Executive Officers

We have four executive officers. We have five other employees with three engaged in sales and marketing, one in production and one in research and development. We employ consultants from time to time to provide additional sales and marketing services.

We believe we offer competitive compensation and other benefits and that our employee relations are good.

ITEM 1A. RISK FACTORS

An investment in our company involves a high degree of risk. In addition to the other information included in this report, you should carefully consider the following risk factors in evaluating an investment in our company. You should consider these matters in conjunction with the other information included or incorporated by reference in this report. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be negatively impacted. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risk Factors Relating to Our Business

We have a history of operating losses, expect additional losses and may not achieve or sustain profitability.

We have a history of operating losses and expect additional losses as we introduce BolaWrap 100 to the law enforcement market and until we achieve revenues and resulting margins to offset our operating costs. Our net loss for the period from inception (March 2, 2016) to December 31, 2016 was $234,356 and for the year ended December 31, 2017 was $833,545. Our ability to achieve future profitability is dependent on a variety of factors, many outside our control. Failure to achieve profitability or sustain profitability, if achieved, may require us to continue to raise additional financing which could have a material negative impact on the market value of our common stock.

We may need additional capital to execute our business plan, and raising additional capital, if possible, by issuing additional equity securities may cause dilution to existing shareholders. In addition, raising additional capital by issuing additional debt financing may restrict our operations.

We may need additional capital to pay operating costs and support planned growth. While we may be able to generate some funds from product sales, existing working capital may not be sufficient. Principal factors affecting the availability of internally generated funds include:

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

We are a development stage technology company with no current revenues and limited experience developing security technology for law enforcement or other security personnel, as well as other areas required for the successful development and commercialization of BolaWrap 100, our first product, which makes it difficult to assess our future viability.

We are a development stage technology company. We currently have no revenues, and we have not yet fully demonstrated an ability to overcome many of the fundamental risks and uncertainties frequently encountered by development stage companies in new and rapidly evolving fields of technology. To execute our business plan successfully, we will need to accomplish the following fundamental objectives, either on our own or with strategic collaborators:

●
successfully commercialize BolaWrap 100, and develop future products for commercialization;

●
develop, obtain and maintain required regulatory approvals for commercialization of products we produce;

●
establish an intellectual property portfolio for BolaWrap 100 and other future products;

●
establish and maintain sales, distribution and marketing capabilities, and/or enter into strategic partnering arrangements to access such capabilities;

●
gain market acceptance for BolaWrap 100 and/or other future products; and

●
obtain adequate capital resources and manage our spending as costs and expenses increase due to research, production, development, regulatory approval and commercialization of BolaWrap 100 and/or other future products.

Our principal product has not yet been produced in commercial quantities. We may incur significant and unpredictable warranty costs as our products are introduced and produced.

Our principal product, BolaWrap 100, is just being introduced for testing into the marketplace. No assurance can be provided that we can successfully produce commercial quantities of our principal product or that additional development will be required for a commercially viable product. We generally expect to warrant our products to be free from defects in materials and workmanship for a period of up to one year from the date of purchase. We may incur substantial and unpredictable warranty costs from post-production product or component failures. Future warranty costs could further adversely affect our financial position, results of operations and business prospects.

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

We will be dependent on sales of the BolaWrap 100 product, and if this product is not widely accepted, our growth prospects will be diminished.

We expect to depend on sales of the BolaWrap 100 and related cartridges for the foreseeable future. A lack of demand for this product, or its failure to achieve broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.

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

Our products, including BolaWrap 100, have no issued patents or other intellectual property protection. If we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights.

Our future success depends in part upon our proprietary technology. None of our products, including BolaWrap 100, have any issued patented or other intellectual property protection. Our protective measures taken thus far, including pending patents, trademarks and trade secret laws, may prove inadequate to protect our proprietary rights. There can be no assurance we will be granted any patent rights from pending patents. The scope of any possible patent rights may not prevent others from developing and selling competing products. The validity and breadth of claims covered in any possible patents involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, lengthy, and expensive. In addition, any patents, if granted, may be held invalid upon challenge, or others may claim rights in or ownership of our patents.

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

We currently expect our BolaWrap 100 product will be the source of all of any future revenues. Revenues, if any, are expected to vary significantly due to a number of factors. Many of these factors are beyond our control. Any one or more of these factors, including those listed below, could cause us to fail to achieve our revenue expectations. These factors include:

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

We depend on certain domestic and foreign suppliers for the delivery of components used in the assembly of our product. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or subassemblies and reduced control over pricing and timing of delivery of components and subassemblies. Specifically, we will depend on suppliers of sub-assemblies, machined parts, injection molded plastic parts, and other miscellaneous custom parts for our product. We do not have any long-term supply agreements with any planned suppliers. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition.

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

Our small size and limited personnel make maintaining internal controls and management oversight systems more challenging than for more established and larger entities. We have identified a material weakness in our accounting and financial functions due to a lack of segregation of duties primarily resulting from our limited staffing. We will need to establish and improve internal controls and management oversight systems. We may not be able to prevent or detect misstatements in our reported financial statements due to system errors, the potential for human error, unauthorized actions of employees or contractors, inadequacy of controls, temporary lapses in controls due to shortfalls in transition planning and oversight resource contracts and other factors. In addition, due to their inherent limitations, such controls may not prevent or detect misstatements in our reported financial results as required under SEC rules, which could increase our operating costs or impair our ability to operate our business. Controls may also become inadequate due to changes in circumstances. It will be necessary to replace, upgrade or modify our internal information systems from time to time. If we are unable to implement these changes in a timely and cost-effective manner, our ability to capture and process financial transactions and support our customers as required may be materially adversely impacted, which could harm our business, financial condition, results of operations and cash flows.

Risk Factors Relating to Our Common Stock

Currently, there is no established public market for our common stock, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading, and even if quoted, it is likely to be subject to significant price fluctuations.

There has not yet been any established trading market for our common stock, and there is currently no established public market for our securities. A market maker has filed an application with FINRA on our behalf so as to be able to quote the price of our common stock on the OTC Markets commencing upon the effectiveness of certain requirements. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require. We were not permitted to file such application on our own behalf.  If the application is accepted, there can be no assurances as to whether:

●
the prices at which our common stock will trade; or

●
the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of BolaWrap 100 and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

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

Our directors and executive officers are among our largest shareholders, and may have certain personal interests that may affect the Company.

Our directors and executive officers owned 70.6% of our common stock at March 1, 2018. As a result, they, acting individually or as a group, have the potential ability to exert influence on the outcome of issues requiring approval by the Company’s shareholders. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 1,890 square feet of office, assembly and warehousing space at 4620 Arville Street, Suite E, Las Vegas, Nevada 89103, pursuant to a three-year lease expiring December 2019 at a monthly rate of $1,512. We expect that this property will be sufficient to meet our needs for at least the next 12 months.

Begining in October 2017 we commenced reimbursing officer Mr. Elwood Norris $1,500 per month on a month to month basis for laboratory facility costs.

ITEM 3. LEGAL PROCEEDINGS

We may,at times, be involved in litigation in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record adequate reserves in our financial statements for pending litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to the date of this annual report, there has not been any established trading market for our Common Stock, and there is currently no established public market for our securities. A market maker has filed a Rule 211 application with FINRA so that our Common Stock may be quoted on an interdealer quotation system such as the OTC Markets. We have made application to and currently intend to have our shares quoted on the OTCQB operated by the OTC Markets, although we may not be successful and our shares may never be quoted and owners of our Common Stock may not have a market in which to sell the shares. Also, no estimate may be given as to the time that this application process will require.

Holders

At March 1, 2018 there were 22,803,533 shares of common stock outstanding and approximately 48 stockholders of record.

Dividends

We have never paid any dividends to our common stockholders. Future cash dividends or special payments of cash, stock or other distributions, if any, will be dependent upon our earnings, financial condition and other relevant factors. The Board of Directors does not intend to pay or declare any dividends on our common stock in the foreseeable future, but instead intends to have the Company retain all earnings, if any, for use in the business.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2017, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	$-0-	2,000,000
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	-0-	$-0-	2,000,000

Recent Sales of Unregistered Securities

No unregistered securities were issued during the fiscal year that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Use of Proceeds for Initial Public Offering

On August 10, 2017, our Registration Statement on Form S-1 (File No. 333-217340) was declared effective by the SEC for our initial self-underwritten public offering of up to 2,666,666 shares of common stock, par value $0.0001, at a public offering price of $1.50 per share (the “Offering”). In December 2017 we completed the sale of 2,328,533 shares pursuant to the Offering, resulting in gross proceeds of $3,492,800 including $60,000 subscribed by existing stockholders (including two officers/directors), and we incurred approximately $70,000 in expenses in connection with the Offering. We have used proceeds from the Offering for research and development costs associated with production of BolaWrap100 components, sales and marketing expense, and general corporate expense. The Offering terminated on December 18, 2017.

We paid no commissions in connection with the Offering, and no Offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from those disclosed in the final prospectus for the Offering dated as of August 15, 2017 and filed with the SEC pursuant to Rule 424(b)(5).

Issuer Purchases of Equity Securities

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

Information requested by this Item is not included as we are electing scaled disclosure requirements available to Smaller Reporting Companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis set forth below should be read in conjunction with the information presented in other sections of this Annual Report on Form 10-K, including “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 8. Financial Statements and Supplementary Data.” The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Our actual results could differ materially from those discussed in these forward-looking statements.

Overview

We are a security technology company organized in March 2016 focused on delivering solutions to customers, primarily law enforcement and security personnel. We began demonstrations of our first product, the BolaWrap 100, in November 2017. We do not expect to report revenues until prospective customers test and evaluate our product. There can be no assurance regarding the timing or amount of future revenues from this product, if any.

Organization and Reverse Capitalization

Our Company resulted from the March 31, 2017 merger of Wrap Technologies, LLC (“Wrap LLC”) with and into our wholly-owned subsidiary MegaWest Energy Montana Corp. (“MegaWest”). Wrap LLC ceased separate existence with MegaWest continuing as the surviving entity. MegaWest changed its name to Wrap Technologies, Inc. and amended and restated new articles of incorporation authorizing 150,000,000 shares of Common Stock, par value $0.0001, and 5,000,000 shares of preferred stock, par value $0.0001. All issued and outstanding 835.75 membership units of Wrap LLC were exchanged for 20.0 million shares of our Common Stock.

Wrap LLC acquired privately held MegaWest from Petro River Oil Corp. (“Petro River”) on March 22, 2017 through the issuance of 16.75 membership units, representing a 2% membership interest in Wrap LLC. Petro River was owned 11% by Scot Cohen, its Executive Chairman, who also was a Manager and the owner of a 26% membership interest in Wrap LLC, and is currently the Executive Chairman of our Company. MegaWest had no assets or liabilities at the date of acquisition nor at December 31, 2016, and is not considered an operating business.

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

Business Highlights, Outlook and Challenges

In December 2017, we completed a self-underwritten public offering raising gross proceeds of approximately $3.49 million from the sale of 2,328,533 shares of Common Stock at the public offering price of $1.50 per share. Three officers of the Company purchased 40,000 shares of the offering for $60,000.

We are establishing and growing business functions including production, marketing, sales, distribution, service and administration. Until we generate revenues and margins or obtain additional financing, we expect to have limited personnel to accomplish these functions and will primarily rely on our executives along with outside consultants and suppliers for production and certain other services. Given our limited personnel, there is risk and uncertainty whether we can timely accomplish required functional activities and achieve important milestones, including introducing new products and obtaining orders from customers.

We are unable to predict the market acceptance of our new product or the level of future sales, if any. We have no orders or customers for our products.

We may need additional capital for operations and to finish development and marketing of our new product line. Obtaining any required additional financing in the future could be a significant management challenge and failure to secure necessary financing would have a material adverse affect on our operations.

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

Operating Expense

Our operating expenses have included (i) selling, general and administrative expense, and (ii) research and development expense. Research and development expense comprises the costs incurred in performing research and development activities on our behalf, including compensation and consulting, design and prototype costs, contract services, patent costs and other outside expenses. The scope and magnitude of our future research and development expense is difficult to predict at this time and will depend on elections made regarding research projects, staffing levels and outside consulting and contract costs. The actual level of future selling, general and administrative expense will be dependent on staffing levels, elections regarding the use of outside resources, public company and regulatory costs, and other factors, some outside our control. We expect our operating costs will increase rapidly in 2018 as we introduce our product and expand our research and development, production, distribution, service and administrative functions. We may also incur substantial noncash stock-based compensation costs depending on future option grants that are impacted by stock prices and other valuation factors. Historical expenditures are not indicative of future expenditures.

Results of Operations

Year Ended December 31, 2017 Compared to the Period from Inception (March 2, 2016) to December 31, 2016

We had no revenues or product costs for the year ended December 31, 2017 nor for the prior period from inception (March 2, 2016) to December 31, 2016 (“prior short period”).

Selling, General and Administrative Expense. Selling, general and administrative expenses for the year ended December 31, 2017 were $522,210 compared to $17,112 for short period ended December 31, 2016. The most recent year included legal, merger and audit costs of $84,391, compensation and benefits of $158,100, marketing and sales consulting costs of $104,946, occupancy, insurance and office costs of $37,706, travel and entertainment costs of $55,356 and trade show and marketing costs of $58,533. In the prior period, our activities were just beginning with the focus being on research and development.

Research and Development Expense. Research and development expenses for the year ended December 31, 2017 were $311,335. The most recent year included $65,185 of compensation costs, consulting and contract research costs of $150,880, prototype and supply costs of $29,998, and patent costs of $46,580. This compared to $217,244 for the prior short period ended December 31, 2016 including $70,000 of deferred related party research costs, consulting and contract research costs of $95,525, patent costs of $33,141, and prototype and supply costs of $15,313.

Net Loss. Our net loss for the year ended December 31, 2017 was $833,545 compared to a net loss of $234,356 for the short prior period ended December 31, 2016 when development activities were beginning.

Liquidity and Capital Resources

Overview. Our sole source of liquidity has been funding from our shareholders. We expect our primary source of future liquidity will be from the sale of future product, if any, and if required from future equity or debt financings.

Capital Requirements.

In December 2017, we completed a self-underwritten public offering raising gross proceeds of approximately $3.49 million from the sale of 2,328,533 shares of Common Stock at the public offering price of $1.50 per share. Other than $3,083,976 cash on hand at December 31, 2017, we have no additional sources of liquidity.

We cannot currently estimate our future liquidity requirements or future capital needs which will depend on capital required to introduce our new product and the staffing and support required along with the timing and amount of future revenues and product costs. We anticipate that demands for operating and working capital could grow rapidly based on decisions regarding staffing, development, production, marketing and other functions and based on factors outside our control. We believe we have sufficient capital for the next twelve months. No assurances can be provided that any future debt or equity capital will be available to us. Failure to quickly produce and sell our new product and timely obtain any required additional capital in the future will have a material adverse affect on the Company.

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

Cash Flow

Operating Activities. During the year ended December 31, 2017, net cash used in operating activities was $833,709. The net loss of $833,545 was reduced by a $16,853 decrease in prepaid expense, $26,000 of deferred and accrued officer compensation and a $81,514 increase of accounts payable and accruals. A total of $131,192 was invested in inventories for production.

During the short period ended December 31, 2016, net cash used in operating activities was $177,890.  The net loss of $234,356 was reduced by $70,000 of deferred officer compensation and $14,965 of accounts payable. A total of $29,811 was expended on prepaid expenses.

Investing Activities. We used $35,103 and $9,538 of cash for the purchase of property and equipment during the year ended December 31, 2017 and the short period ended December 31, 2016, respectively.

Financing Activities. We obtained $3,697,716 of cash from our shareholders, net of offering costs associated with our self-underwritten public offering, during the year ended December 31, 2017. During the short period ended December 31, 2016 we obtained $442,500 of cash from our shareholders.

Contractual Obligations

We are obligated to pay to Syzygy Licensing, LLC (“Syzygy”) a 4% royalty on future product sales up to an aggregate of $1.0 million in royalties. Other than our facility lease of approximately $18,100 per year, we have no other ontractual obligations.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the period presented.

Recent Accounting Pronouncements

See “Financial Statements at page F-9 - “Note 1 - Organization and Summary of Significant Accounting Policies - Recent Accounting Pronouncements” for recent accounting pronouncements that may affect our financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Company required to be included in this Item 8 are set forth in a separate section of this report following Item 15 and the Signature Page commencing on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our Exchange Act Reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in our Exchange Act Reports is accumulated and communicated to management, including our Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017 and, based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level due to the existence of a known material weakness in our internal control over financial reporting as summarized in the following paragraph.

As of December 31, 2017 we had limited employees and our Chief Financial Officer was responsible for initiating transactions, had custody of assets, recorded and reconciled transactions and prepared our year end financial reports without the sufficient segregation of conflicting duties normally required for effective internal control. We believe the lack of segregation of duties is a material weakness in our internal controls at December 31, 2017 affecting management’s ability to conclude that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. An attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is also not required for smaller reporting companies.

Changes in Internal Controls

Other than identifying the segregation of duties material weakness described above, there have been no changes in our internal control over financial reporting during the period ended December 31, 2017 in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is information concerning our executive officers and directors as of March 1, 2018:

Name	Age	Positions	Director Since
Scot Cohen	48	Executive Chairman	2017
David Norris	52	Director and President	2018
James A. Barnes	63	Director, Chief Financial Officer, Secretary and Treasurer	2017
Elwood G. Norris	78	Director and Chief Technology Officer	2017
Michael Parris	58	Director	2017

There are no arrangements or understandings between our Company and any other person pursuant to which he was or is to be selected as a director, executive officer or nominee. David Norris is the son of Elwood G. Norris, the Company’s Chief Technology Officer and a former Director.

Scot Cohen cofounded the Company with Mr. Barnes and Mr. Elwood Norris in March 2016 and currently serves as its Executive Chairman and Secretary. He served as a Manager until the Company’s incorporation in March 2017 when he was appointed to serve as the Company’s Secretary. In July 2017, Mr. Cohen was appointed to serve as the Company’s Executive Chairman and in January 2018 resigned as Secretary. Mr. Cohen has over 20 year’s experience in institutional asset management, wealth management, and capital markets. He currently serves as Executive Chairman of the Board of Petro River Oil Corp. (OTC Pink: PTRC) since 2012. Scot is the founder and serves as a principal of the Iroquois Capital Opportunity Fund, a closed end private equity fund focused on investments in North American oil and gas assets.  He is also the co-founder of Iroquois Capital, a New York based hedge fund. In addition, he manages several operating and non-operating partnerships, which actively invest in the energy sector.

Prior to founding Iroquois Capital, Scot founded a merchant bank based out of New York, which was one of the most active participants in structured investments in public companies in the United States over the four-year period he was actively managing the business.  Scot began his career at Oppenheimer and Company in a sales capacity and transitioned from there to a boutique investment-banking firm where he spent two years. Scot currently sits on the board of directors of True Drinks Holding, Inc. (OTC Pink:TRUU), as well as several private companies, and is involved a number of charitable ventures. Scot earned a Bachelor of Science degree from Ohio University in 1991.

The Board of Directors believes Mr. Cohen’s success with multiple private investment firms, his extensive contacts within the investment community and financial expertise will assist the Company’s efforts to raise capital to fund the continued implementation of the Company’s business plan.

David Norris – was appointed Director and President in January 2018. Prior to joining the Company, he served in senior executive roles at privately held loanDepot, Inc. from April 2014 to December 2017, during which time it rapidly expanded into the fifth largest mortgage lender in the United States. Most recently, he served as Chief Revenue Officer of loanDepot, with prior executive positions including President and Chief Operating Officer. In October 2012, Mr. Norris was appointed as Chief Executive Officer of Greenlight Financial Services, which was sold to Nationstar Mortgage in May 2013, whereupon he served as President of Direct Lending and Chief Marketing Officer until February 2014. Mr. Norris also previously served as President at LendingTree, Inc. and Discover Home Loans. In addition, Mr. Norris’ career includes executive and management roles at Toshiba America Information Systems, Qualcomm Personal Electronics and American Technology Corporation. His early career was as a probation officer in San Diego for five years. Mr. Norris earned his Bachelor of Science degree in business administration from University of Phoenix in 1993.

Mr. David Norris brings to the Company and the Board of Directors significant executive experience in rapidly growing businesses and a background in developing, launching and manufacturing new products.

James A. Barnes cofounded the Company with Mr. Elwood Norris and Mr. Cohen in March 2016 and currently serves as a director, President and Chief Financial Officer. He served as Manager until the Company’s incorporation in March 2017. He has been President of Sunrise Capital, Inc., a private venture capital and financial and regulatory consulting firm since 1984. He was Chief Financial Officer of Parametric Sound Corporation (now Turtle Beach Corporation) (Nasdaq GM: HEAR) from 2010 to February 2015, and from February 2015 to February 2017 served as Vice President Administration at Turtle Beach Corporation. Since 1999, he has been Manager of Syzygy Licensing LLC (“Syzygy”), a private technology invention and licensing company he owns with Mr. Elwood Norris. He previously practiced as a certified public accountant and management consultant with Ernst & Ernst (1976-1977), Touche Ross & Co. (1977-1980), and as a principal in J. McDonald & Co. Ltd., Phoenix, Arizona (1980-1984). He graduated from the University of Nebraska with a B.A. Degree in Business Administration in 1976 and is a certified public accountant (inactive).

Mr. Barnes possesses substantial financial, regulatory and management experience, and such experience is extremely valuable to the Board of Directors and the Company as it executes its business plan.

Elwood G. Norris cofounded the Company with Mr. Barnes and Mr. Cohen in March 2016 and currently serves as Chief Technology Officer. He was a director from March 2017 to January 2018. He was previously a director and President of Parametric Sound Corporation (now Turtle Beach Corporation) (Nasdaq GM: HEAR) from 2010 to February 2015 and from February 2015 to September 2016 served as Chief Scientist, a non-executive position, at Turtle Beach. He was a director of LRAD Corporation (Nasdaq CM: LRAD) from August 1980 to June 2010. He served as Chairman of LRAD Corporation’s Board of Directors, an executive position, in which he served in a technical advisory role and acted as a product spokesman from September 2000 to April 2009. He is an inventor, and has authored more than 80 U.S. patents, primarily in the fields of electrical and acoustical engineering, and has been a frequent speaker on innovation to corporations and government organizations. He is the inventor of our BolaWrap technology. Mr. Elwood Norris is a majority owner of Syzygy, but has no employment or management relationship with Syzygy.

Mr. Elwood Norris brings to the Company and the Board of Directors demonstrated product innovation ability and years of public company executive experience. As a result, the Board of Directors values the input provided by Mr. Elwood Norris, and believe his contributions to the deliberations of the Board and management are very valuable.

Michael Parris – was appointed a Director in November 2017. Mr. Parris has been a partner at Perry Rogers Partners Inc., a sports management firm, since 1996, where he primarily oversees the SHAQ Brand and other strategic alliances. His role at Perry Rogers Partners encompasses business development, worldwide brand management, marketing and public relations. Prior to joining Perry Rogers Partners, Mr. Parris had a successful career in law enforcement with the Newark Police Department in Newark, New Jersey rising to the rank of Lieutenant. During his career in law enforcement, he worked and commanded several specialized units, including Homicide, Robbery, and Internal Affairs. Mr. Parris holds a Bachelor of Science degree in Business Management from the University of Phoenix.

Mr. Parris’ background in law enforcement and worldwide marketing and brand experience are valuable attributes for the board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to all our employees, including our principal executive officer, principal financial officer and principal accounting officer. We will provide any person, without charge, a copy of our Code of Conduct Policy upon written request to Investor Relations, Wrap Technologies, Inc., 4620 Arville Street, Ste E. Las Vegas, Nevada 89103. We also post on our website a copy of or Code of Ethics at www.wraptechnologies.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of copies of such reports furnished to our Company and representation that no other reports were required during the fiscal year ended December 31, 2017, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the Securities and Exchange Commission.

Stockholder Recommendations for Director Nominations

We have no nominating committee of the Board of Directors and no formal procedure for director nominations. Accordingly, there has been no change in the procedures by which security holders may recommend nominees to our board of directors since our corporate formation in March 2017.

Audit Committee and Audit Committee Financial Expert

We have no formal audit committee.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of our Named Executive Officers; Summary Compensation Table

James A. Barnes was our only named executive officer for the year ended December 31, 2016. Scot Cohen was appointed to serve as our Executive Chairman and our principal executive officer in July 2017.

The following table sets forth compensation accrued for named executive officers during the years ended December 31, 2016 and 2017.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total

James A. Barnes	2017	$64,000	$-0-	$-0-	$-0-	$-0-	$64,000
President, Chief Financial Officer and Director	2016	$20,000	$-0-	$-0-	$-0-	$-0-	$20,000

Scot Cohen	2017	$-0-	$50,000	$-0-	$-0-	$-0-	$50,000
Executive Chairman, Secretary and Director

Effective March 2016 through February 2017, the Company accrued monthly deferred compensation for the services of officers Messrs. Elwood Norris and Barnes in the aggregate amount of $7,000 per month payable to Syzygy with Mr. Barnes’ proportionate share being $2,000 per month. The balance as of December 31, 2016 was $70,000 ($20,000 allocable to Mr. Barnes), and at February 28, 2017 was $84,000 ($24,000 allocable to Mr. Barnes), which amount accrues without interest. There is currently no established repayment schedule or timing for payment. Commencing March 1, 2017, Messrs. Elwood Norris and Barnes were each being paid compensation of $6,000 per month for their services as employees and officers of the Company with March 2017 amounts deferred with no established repayment schedule or timing for payment.

As noted above, Mr. Cohen was appointed to serve as the Company’s Executive Chairman in July 2017, in addition to his role as the Company’s Secretary. During 2017 there was no compensation arrangement between Mr. Cohen and the Company for his services as the Company’s Executive Chairman or Secretary. In February 2018 the Board of Directors granted and the Company paid a $50,000 bonus to Mr. Cohen for 2017 services.

Mr. David Norris was appointed our President in January 2018 and became our principal executive officer.

Syzygy, an entity controlled by Messrs. Elwood Norris and Barnes, will receive a royalty as described above in “Business—Related Party License and Royalties” in consideration for the license of certain technology necessary for the development of BolaWrap 100. We expect that Messrs. Elwood Norris and Barnes will continue to be compensated in their roles as officers as determined by our Board of Directors.

Description of the 2017 Equity Compensation Plan

The 2017 Equity Compensation Plan (the “2017 Plan”) was adopted by the Company’s Board of Directors on March 31, 2017, and approved by a majority of the Company’s shareholders on March 31, 2017. The 2017 Plan reserves for issuance 2.0 million shares of the Company’s Common Stock for issuance as one of four types of equity incentive awards: (i) stock options, (ii) restricted stock, and (iii) stock units. The 2017 Plan permits the qualification of awards under the plan as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code.

There were no options granted to named executive officers nor any outstanding equity awards at December 31, 2017 or 2016.

Potential Payments Upon Termination, Death, Disability, or Retirement

We have no executive employee contracts at this time. Every officer and employee is an at will employee. The royalties payable to Syzygy, controlled by Messrs. Elwood Norris and Barnes, are unrelated to employment or their roles as officers, and will continue upon any termination, death, disability or retirement.

Director Compensation

There was no director compensation paid or incurred during the year ended December 31, 2017. There were no awards of stock to any director during the year ended December 31, 2017

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information concerning shares of our Common Stock beneficially owned as of March 1, 2018, by:

●
each person or entity known by us to be the beneficial owner of 5% or more of the outstanding shares of Common Stock;

●
each person currently serving as director; and

●
each of our named executive officers.

The share amounts in the table below are based on 22,803,533 shares of Common Stock issued and outstanding as of March 1, 2018. To our knowledge, except as otherwise indicated in the footnotes below, each person or entity has sole voting and investment power with respect to the shares of Common Stock set forth opposite such person’s or entity’s name. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common Stock	Elwood G. Norris	6,221,956	(1)	30.4%
	4620 Arville Street, Suite E
	Las Vegas, Nevada 89103

Common Stock	Scot Cohen	5,605,744	(2)	27.4%
	4620 Arville Street, Suite E
	Las Vegas, Nevada 89103

Common Stock	James A. Barnes	2,632,366	(3)	12.9%
	4620 Arville Street, Suite E
	Las Vegas, Nevada 89103

Common Stock	David Norris	1,794,795	(4)	8.8%
	4620 Arville Street, Suite E
	Las Vegas, Nevada 89103

Common Stock	Michael Parris	598,265	(5)	2.6%
	4620 Arville Street, Suite E
	Las Vegas, Nevada 89103

Common Stock	Fortis Business Holdings LLC	1,351,251	(6)	5.9%
	45 Main St., Suite 800
	Brooklyn, NY 11201

Common Stock	Iroquois Capital Investment Group LLC	1,791,558	(7)	7.9%
	205 E 42nd Street, Flr 20
	New York, NY 10017

	All directors and executive
	officers as a group (5 persons)	14,460,066		70.6%

______________________
(1)	Consists of shares of Common Stock beneficially owned by Mr. Elwood Norris and his family trust.
(2)
Includes 5,204,906 shares beneficially owned by Mr. Cohen and 400,838 shares beneficially owned by Petro River Oil Corp. (“Petro River”). Mr. Cohen is Executive Chairman of Petro River and the beneficial owner of 11% of the issued and outstanding common stock of Petro River. Mr. Cohen disclaims beneficial ownership of the Shares owned by Petro River.

(3)	Includes 2,286,741 shares held by a family trust and 358,959 shares held by Sunrise Capital, Inc. Mr. Barnes is President of Sunrise Capital, Inc.

(4)	Consists of shares of Common Stock held in family trust.
(5)	Represents Mr. Parris’ fifty percent interest in the shares held by Twenty-Two Franklin Street Group, LLC.
(6)	Louis Kestenbaum is the managing member and principal owner with voting and investment power.
(7)
Consist of 1,224,891 shares held by Iroquois Capital Investment Group LLC (“ICIG”) and 566,667 shares held by Iroquois Master Fund Ltd. (“IMF”). Iroquois Capital Management L.L.C. (“Iroquois Capital”) is the investment manager of Iroquois Master Fund, Ltd (“IMF”). Consequently, Iroquois Capital has voting control and investment discretion over securities held by IMF. As President and Managing Member of Iroquois Capital, Mr. Richard Abbe and Mrs. Kimberly Page make voting and investment decisions on behalf of Iroquois Capital in its capacity as investment manager to IMF. As a result of the foregoing, Mr. Abbe and Mrs. Page may be deemed to have beneficial ownership (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended) of the securities held by IMF. As Managing Member of ICIG, Mr. Abbe makes voting and investment decisions on behalf of ICIG. As a result of the foregoing, Mr. Abbe may be deemed to have beneficial ownership (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended) of the securities held by ICIG.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Effective March 2016, we began accruing monthly compensation for the services of Messrs. Elwood Norris and Barnes in the aggregate amount of $7,000 per month payable to Syzygy. The balance as of December 31, 2016 was $70,000 and accrues without interest. This arrangement ended in February 2017 with a balance of $84,000 accrued.

We are obligated to pay royalties pursuant to an exclusive Amended and Restated Intellectual Property License Agreement, dated as of September 30, 2016, with Syzygy, a company owned and controlled by Messrs. Elwood Norris and Barnes, both officers and shareholders of the Company. The agreement provides for the payment of royalties of 4% of revenues from products employing the licensed device technology up to the earlier to occur of (i) the payment by the Company of an aggregate of $1.0 million in royalties, or (ii) September 30, 2026. All patent applications and the technology related to the BolaWrap 100 have been assigned to the Company, subject to the royalty obligation.  During the period ended December 31, 2016 we paid $25,409 of patent legal costs incurred by Syzygy for the device technology pursuant to the license agreement.

For a director to be considered “independent,” the Board must affirmatively determine that the director has no material relationship with the Company (directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). In each case, the Board considers all relevant facts and circumstances. Our Board has affirmatively determined that Mr. Parris is an independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees billed by Rosenberg Rich Baker Berman, P.A. for professional services rendered for the fiscal years ended December 31, 2017 and 2016:

	2017	2016
Audit fees (1)	$25,500	$-
Audit related fees (2)	4,075	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total	$29,575	$-

(1)
Audit Fees include fees and expenses for professional services rendered in connection with the audit of our financial statements for those years, reviews of the interim financial statements that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)
Audit Related Fees consist of fees billed for assurance related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” Included in Audit Related Fees are fees and expenses related to reviews of registration statements and SEC filings other than Forms 10-K and 10-Q.
(3)
Tax Fees include the aggregate fees billed during the fiscal year indicated for professional services for tax compliance, tax advice and tax planning. No such fees were billed by Rosenberg Rich Baker Berman, P.A. for 2017 or 2016.
(4)
All Other Fees consist of fees for products and services other than the services reported above. No such fees were billed by Rosenberg Rich Baker Berman, P.A. for 2017 or 2016.

Audit Committee Pre-Approval Policies and Procedures

All audit and non-audit services are pre-approved by the Board of Directors, which considers, among other things, the possible effect of the performance of such services on the registered public accounting firm’s independence. The Board of Directors pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm. The Board of Directors has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at Board meetings; services of such firm associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; such firm’s assistance in responding to any SEC comment letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (PCAOB), Financial Accounting Standards Board (FASB), or other regulatory or standard-setting bodies. The Board of Directors is informed of each service performed pursuant to its pre-approval policies and procedures.

The Board of Directors has considered the role of Rosenberg Rich Baker Berman, P.A. in providing services to us for the year ended December 31, 2017 and has concluded that such services are compatible with such firm’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as a part of this report:
(1) Index to Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2017 and 2016	F-3
Statements of Operations for the Year Ended December 31, 2017 and for the Period from Inception (March 2, 2016) to December 31, 2016	F-4
Statements of Stockholders’ Equity for the Period from Inception (March 2, 2016) to December 31, 2017	F-5
Statements of Cash Flows for the Year Ended December 31, 2017 and for the Period from Inception (March 2, 2016) to December 31, 2016	F-6
Notes to Financial Statements	F-7

(2) Financial Statement Schedules
All schedules have been omitted because the information is not applicable, is not material or because the information required is included in the financial statements or the notes thereto.
(3) Index to Exhibits
The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

Exhibit Number	Description
2.1
Stock Purchase Agreement, dated March 22, 2017, by and between Wrap Technologies, LLC, Petro River Oil Corp., and Megawest Energy Montana Corp. Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1, filed on April 17, 2017.

2.2
Merger Agreement between Wrap Technologies, LLC and Megawest Energy Montana Corp., dated March 30, 2017. Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-1, filed on April 17, 2017.

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, filed on April 17, 2017.
3.2	Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, filed on April 17, 2017.
4.1	Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1, filed on May 30, 2017.
4.2	Form of Lock-Up Agreement, dated November 20, 2017. Incorporated by reference to Exhibit 99.1 to Form 8-K filed on November 22, 2017.
10.1
Amended and Restated Intellectual Property License Agreement, dated September 30, 2016, by and between Wrap Technologies, LLC and Syzygy Licensing LLC. Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, filed on April 17, 2017.

10.2+	2017 Equity Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, filed on April 17, 2017.
14.1	Code of Ethics of the Registrant Applicable to Directors, Officers And Employees. Incorporated by reference to Exhibit 14.1 to the Registration Statement on Form S-1, filed on April 17, 2017.
31.1	Certification of David Norris pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
31.2	Certification of James A. Barnes pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
32.1
Certifications pursuant to 18 U.S.C. Section 1350. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.*

Extensible Business Reporting Language (XBRL) Exhibits*
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Labels Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on the 6th day of March, 2018.

Wrap Technologies, Inc.

By:	/s/ DAVID NORRIS
President

Date: March 6, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ DAVID NORRIS	President and Director	March 6, 2018
David Norris	(Principal Executive Officer)

/s/ JAMES A. BARNES	Chief Financial Officer, Secretary,	March 6, 2018
James A. Barnes	Treasurer and Director
(Principal Accounting Officer)

/s/ SCOT COHEN	Executive Chairman of Board	March 6, 2018
Scot Cohen

/s/MICHAEL PARRIS	Director	March 6, 2018
Michael Parris

WRAP TECHNOLOGIES, INC.

INDEX TO FINANCIAL STATEMENTS

(a) List of documents filed as a part of this report:
(1) Index to Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2017 and 2016	F-3
Statements of Operations for the Year Ended December 31, 2017 and for the Period from Inception (March 2, 2016) to December 31, 2016	F-4
Statements of Stockholders’ Equity for the Period from Inception (March 2, 2016) to December 31, 2017	F-5
Statements of Cash Flows for the Year Ended December 31, 2017 and for the Period from Inception (March 2, 2016) to December 31, 2016	F-6
Notes to Financial Statements	F-7

(2) Financial Statement Schedules
All schedules have been omitted because the information is not applicable, is not material or because the information required is included in the financial statements or the notes thereto.
(3) Index to Exhibits
The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

To the Board of Directors and
Stockholders of Wrap Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wrap Technologies, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2017 and the period from March 2, 2016 (inception) through December 31, 2016, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and the period from March 2, 2016 (inception) through December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2016.

Somerset, NJ

March 6, 2018

Wrap Technologies, Inc.
Balance Sheets

	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$3,083,976	$255,072
Inventories, net	131,192	-
Prepaid expenses and other current assets	11,446	28,299
Total current assets	3,226,614	283,371
Property and equipment, net	36,668	8,226
Other assets, net	1,512	1,512
Total assets	$3,264,794	$293,109

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,165	$12,065
Deferred and accrued officer compensation	96,000	70,000
Accrued liabilities	60,314	2,900
Total current liabilities	192,479	84,965

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; none issued and outstanding	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 22,803,533 and 17,445,408 shares issued and outstanding, respectively	2,280	1,745
Additional paid-in capital	4,137,936	440,755
Accumulated deficit	(1,067,901)	(234,356)
Total stockholders' equity	3,072,315	208,144
Total liabilities and stockholders' equity	$3,264,794	$293,109

See accompanying notes to financial statements.

Wrap Technologies, Inc.
Statements of Operations

		Period From
		Inception
	Year Ended	March 2, 2016 to
	December 31,	December 31,
	2017	2016

Operating expenses:
Selling, general and administrative	$522,210	$17,112
Research and development	311,335	217,244
Total operating expenses	833,545	234,356
Loss from operations	(833,545)	(234,356)

Net loss	$(833,545)	$(234,356)

Net loss per basic common share	$(0.04)	$(0.03)
Weighted average common shares used to compute net loss per basic common share	20,194,560	7,467,608

See accompanying notes to financial statements.

Wrap Technologies, Inc.
Statements of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at Inception (March 2, 2016)	-	$-	$-	$-	$-
Sale of common stock in March 2016 at $0.00836 per share	4,786,121	479	39,521	-	40,000
Sale of common stock in September 2016 at $0.00836 per share	4,786,120	479	39,521	-	40,000
Sale of common stock in October 2016 at $0.00836 per share	4,786,120	479	39,521	-	40,000
Sale of common stock in December 2016 at $0.10447 per share	3,087,047	308	322,192	-	322,500
Net loss for the period	-	-	-	(234,356)	(234,356)
Balance at December 31, 2016	17,445,408	$1,745	$440,755	$(234,356)	$208,144
Sale of common stock in January 2017 at $0.10447 per share	2,153,754	215	224,785	-	225,000
Shares issued to acquire merger subsidiary to effect reverse recapitalization	400,838	40	(40)	-	-
Sale of common stock in July 2017 at $0.10447 per share	475,000	47	49,953	-	50,000
Sale of common stock in public offering at $1.50 per share in fourth quarter of 2017, net of issuance costs of $70,084	2,328,533	233	3,422,483	-	3,422,716
Net loss for the period	-	-	-	(833,545)	(833,545)
Balance at December 31, 2017	22,803,533	$2,280	$4,137,936	$(1,067,901)	$3,072,315

See accompanying notes to financial statements.

Wrap Technologies, Inc.
Statements of Cash Flows

		Period From
		Inception
		March 2,
	Year Ended	2016 to
	December 31,	December 31,
	2017	2016

Cash Flows From Operating Activities:
Net loss	$(833,545)	$(234,356)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	6,661	1,312
Changes in assets and liabilities:
Inventories	(131,192)	-
Prepaid expenses and other current assets	16,853	(29,811)
Accounts payable	24,100	12,065
Deferred and accrued officer compensation	26,000	70,000
Accrued liabilities	57,414	2,900
Net cash used in operating activities	(833,709)	(177,890)

Cash Flows From Investing Activities:
Capital expenditures for property and equipment	(35,103)	(9,538)
Net cash used in investing activities	(35,103)	(9,538)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	3,767,800	442,500
Offering costs paid in connection with sale of common stock	(70,084)	-
Net cash provided by financing activities	3,697,716	442,500

Net increase in cash and cash equivalents	2,828,904	255,072
Cash, beginning of period	255,072	-
Cash, end of period	$3,083,976	$255,072

See accompanying notes to financial statements.

Wrap Technologies, Inc.
Notes to Financial Statements

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description
Wrap Technologies, Inc. (the “Company”) is a developer of security products designed for use by law enforcement and security personnel. The Company's first product is the BolaWrap™ 100 remote restraint device.

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

Basis of Presentation and Use of Estimates
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions (e.g., recognition and measurement of contingencies and accrued costs) that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Public Offering
In December 2017, the Company completed a self-underwritten public offering raising gross proceeds of approximately $3.49 million from the sale of 2,328,533 shares of Common Stock at $1.50 per share. Three officers of the Company purchased 40,000 shares of the offering for $60,000.

Going Concern
Since inception in March 2016, the Company has generated significant losses from operations and anticipates that it will continue to generate significant losses from operations for the foreseeable future.

While management believes it has adequate financial resources for the next year, management cannot assure that if any future financing is required that it will be available on favorable terms or at all. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to the Company’s existing stockholders. Furthermore, despite management’s optimism regarding the Company’s technology and products, there is no guarantee that any products will perform as hoped or that such products can be successfully commercialized.

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

Wrap Technologies, Inc.
Notes to Financial Statements

Fair Value of Financial Instruments
The carrying amounts of cash, accounts payable and accrued liabilities approximate fair values due to the short nature of these instruments.

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. Due to the relative short nature of such instrument, the carrying amount approximates fair value. The Company places its cash in a demand deposit account at one bank and such balances may at times be in excess of amounts insured by federal agencies, which is $250,000 as of December 31, 2017. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any significant losses on its cash equivalents.

Property, Equipment and Depreciation
Property and equipment is stated at cost. Depreciation on property and equipment is computed over the estimated useful lives of three years using the straight-line method. The Company intends, on any retirement or disposition of property and equipment, that the related cost and accumulated depreciation or amortization will be removed and a gain or loss recorded.

Impairment of Long-Lived Assets
Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. The Company did not recognize any impairment loss during the periods ended December 31, 2016 and 2017.

Startup Costs
The Company expensed startup costs related to the development of its business including approximately $24,600 incurred prior to legal formation. Patent legal costs incurred are expensed as research and development costs until evidence of patentability is confirmed.

Advertising Costs
The Company expenses advertising costs in the period in which they are incurred. The Company incurred advertising costs of $11,812 and $417 for the periods ended December 31, 2017 and 2016, respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying statements of operations.

Research and Development Costs
Research and development costs consist primarily of contract development costs and experimental work materials and certain startup patent costs. Research and development costs with no alternative use are expensed as incurred.

Income Taxes
Until its reverse recapitalization on March 31, 2017, the Company was treated as a partnership for federal and state income tax purposes and did not incur income taxes. Instead, its losses were included in the income tax returns of the member partners. Accordingly, no provision or liability for federal or state income taxes has been included in these financial statements for the period prior to March 31, 2017 and no income tax expense was recorded for the period ended December 31, 2017 due to losses incurred.

Wrap Technologies, Inc.
Notes to Financial Statements

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations. Subsequently, the FASB issued the following accounting standard updates related to Topic 606, Revenue from Contracts with Customers:

●
ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) in March 2016. ASU 2016-08 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on principal versus agent considerations.

●
ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing in April 2016. ASU 2016-10 does not change the core principle of revenue recognition in Topic 606 but clarifies the implementation guidance on identifying performance obligations and its licensing.

●
ASUs 2016-12 and 2016-20, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, respectively, issued in May and December 2016, respectively. These ASUs do not change the core principle of revenue recognition in Topic 606 but clarify the implementation guidance on a few narrow areas and add some practical expedients to the guidance.

Topic 606 is effective for the Company as of January 1, 2018, and permits the use of either a retrospective or a modified retrospective method. The Company currently anticipates using the modified retrospective method and has no previously reported revenues.

Wrap Technologies, Inc.
Notes to Financial Statements

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides targeted improvements to the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. Specific accounting areas addressed include equity investments and financial liabilities reported under the fair value option and valuation allowance assessment resulting from unrealized losses on available-for-sale securities. This ASU also changes certain presentation and disclosure requirements for financial instruments. This ASU is to be applied by means of a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. This ASU is effective for the Company as of January 1, 2018. Early adoption, with certain exceptions, is not permitted. The Company does not expect adoption of this ASU to have any impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize right-of-use assets and corresponding liabilities for all leases with an initial term in excess of 12 months. This ASU is to be adopted using a modified retrospective approach, including a number of practical expedients, that requires leases to be measured and recognized under the new guidance at the beginning of the earliest period presented. This ASU is effective for the Company as of January 1, 2019. Early adoption is permitted. The Company is currently evaluating the effect this ASU will have on its financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. This ASU is effective for the Company as of January 1, 2018. The Company does not expect adoption to have a material impact on its statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for the Company as of January 1, 2018. The Company does not expect adoption of this ASU to have any impact on its financial statements.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation – Stock Compensation. This ASU is effective for the Company as of January 1, 2018. The Company does not expect adoption of this ASU to have any impact on its financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part I of this ASU are effective for the Company as of January 1, 2019.  The amendments in Part II of this ASU replace the indefinite deferral of certain guidance in Topic 480 with a scope exception. The amendments in Part II of this ASU do not require any transition guidance. The Company does not expect adoption of this ASU to have any impact on its financial statements.

In March 2016, the FASB issued ASU 2016 – 09 “Improvements to Employee Share-Based Payment Accounting”, which simplifies the accounting for share-based payment transactions including their income tax consequences, classification as either equity or liability awards, classification on the statement of cash flows, and other areas. The method of adoption varies with the different aspects of the Update. The Update is effective for the Company in the first quarter of fiscal year 2018. The Company does not expect this ASU to have a material impact on its financial statements.

The Company has reviewed other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoptions of any such pronouncements will be expected to cause a material impact on its financial condition or the results of operations.

2.	INVENTORIES, NET

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the weighted average cost method. Inventories consisted of the following at December 31, 2017:

Finished goods	$5,308
Work in process	5,484
Raw materials	120,400
$131,192

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,
	2017	2016
Laboratory equipment	$12,730	$7,342
Tooling	18,165	-
Computer equipment	4,151	-
Furniture and fixtures	9,595	2,196
	44,641	9,538
Accumulated depreciation	(7,973)	(1,312)
	$36,668	$8,226

Depreciation expense was $6,661 and $1,312 for the year ended December 31, 2017 and the period from March 2, 2016 to December 31, 2016, respectively.

4.	DEFERRED COMPENSATION

Effective March 2016 the Company began accruing monthly compensation for the services of two officers in the aggregate amount of $7,000 per month payable to Syzygy Licensing, LLC (“Syzygy”). In March 2017 the Company accrued and deferred $6,000 compensation to each of the two officers. The balance payable to Syzygy as of December 31, 2017 was $84,000 and the accrued deferred compensation aggregated $12,000. These balances accrue without interest. No payment terms or schedule has been established.

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

Effective with the merger, the Company adopted and the shareholders approved on March 31, 2017 the 2017 Stock Incentive Plan authorizing 2,000,000 shares of common stock for issuance as stock options and restricted stock units to employees, directors or consultants. At December 31, 2017, there has been no option grants or restricted stock awards made and none were outstanding.

6.	COMMITMENTS AND CONTINGENCIES

Facility Lease
Commencing December 1, 2016 the Company leased 1,890 square feet of improved office, assembly and warehouse space in Las Vegas, Nevada for a period of 37 months terminating December 31, 2019. The gross monthly base rent is $1,550 increasing approximately 3.5% per year, subject to certain future adjustments. The Company may receive an aggregate of three months of base rent concessions over the term of the lease subject to timely rent payments.

Wrap Technologies, Inc.
Notes to Financial Statements

Rent expense for the period ended December 31, 2017 and 2016 was $18,120 and $1,510, respectively. The remaining future annual minimum lease obligations under the foregoing facility lease are $17,123 and $19,051 for the balance of 2018 and 2019, respectively.

Related Party Technology License Agreement
The Company is obligated to pay royalties and pay development and patent costs pursuant to an exclusive Amended and Restated Intellectual Property License Agreement dated as of September 30, 2016 with Syzygy, a company owned and controlled by stockholder/officers Mr. Elwood Norris and Mr. James Barnes. The agreement provides for royalties of 4% of revenues from products employing the licensed ensnarement device technology up to an aggregate of $1,000,000 of royalties or until September 30, 2026, whichever is earlier.

Indemnifications and Guarantees
Our officers and directors are indemnified as to personal liability as provided by the Delaware law and the Company’s articles and bylaws. The Company may also undertake indemnification obligations in the ordinary course of business related to its operations. The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to any such indemnification obligations now or in the future. Because of the uncertainty surrounding these circumstances, the Company’s current or future indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue in the ordinary course of business. The Company has no liabilities recorded for such indemnities.

Regulatory Agencies
The Company may be subject to oversight from regulatory agencies regarding firearms that arise in the ordinary course of its business.

7.	INCOME TAXES

Until its reverse recapitalization on March 31, 2017, the Company was treated as a partnership for federal and state income tax purposes and did not incur income taxes. The Company accounts for income taxes under ASC 740. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for the periods presented because of operating losses since inception. As of December 31, 2017, the Company has net operating loss carryforwards of approximately $630,000 to reduce future taxable income through 2037. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. As of December 31, 2017, management has not determined the extent of any such limitations, if any.

Wrap Technologies, Inc.
Notes to Financial Statements

The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period. As a result of the change in future Federal statutory tax rates due to the passing of the Tax Cuts and Jobs Act of 2017, management has determined that the deferred tax assets and liabilities should not be valued at a federal statutory rate of 34% but rather at the rate in which the benefit of the deferred tax asset or liability will be realized by the Company.  As such, the Federal statutory rate used to value the Company's deferred tax assets and liabilities is 21%.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the period ended December 31, 2017 applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

The provision for (benefit from) income taxes consists of the following:

Period Ended December 31, 2017
Current tax benefit	$-
Deferred tax benefit	136,000
Change in valuation allowance	(136,000)
Income tax benefit (provision)	$-

A reconciliation of the provision for income taxes at the federal statutory rate of 35% to the Company’s provision for income tax is as follows:

Period Ended December 31, 2017
Income taxes benefit computed at federal statutory rate	$133,000
Research tax credits	6,000
Permanent differences and other	(3,000)
Change in valuation allowance	(136,000)
Income tax benefit (provision)	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

At December 31, 2017
Deferred tax assets:
Net operating losses	$132,000
Research tax credits	6,000
Deferred compensation	20,000
Accruals and other	13,000
171,000
Deferred tax liabilities:
Depreciation and other	3,000
3,000
Net deferred tax assets	168,000
Less valuation allowance	(168,000)
Net deferred taxes after valuation allowance	$-

8.	RELATED PARTY TRANSACTIONS

During the period ended December 31, 2016 the Company paid $25,409 of patent legal costs incurred by Syzygy for the ensnarement device technology pursuant to the license agreement (see Note 6) with such technology subsequently assigned to the Company.

Commencing in October 2017 the Company commenced reimbursing officer Mr. Elwood Norris $1,500 per month on a month to month basis for laboratory costs for an aggregate of $4,500 during the year ended December 31, 2017.

See Notes 1, 4 and 6 for additional related party transactions and information.