Form 10-Q
period 2018-03-31
WRAP TECHNOLOGIES, INC.
filed 2018-05-08
CIK 1702924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

Commission File Number: 000-55838

Wrap Technologies, Inc.

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

As of May 7, 2018 a total of 22,803,533 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

WRAP TECHNOLOGIES, INC.

-i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Wrap Technologies, Inc.
Condensed Balance Sheets

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS
Current assets:
Cash	$2,551,149	$3,083,976
Inventories, net	176,395	131,192
Prepaid expenses and other current assets	50,475	11,446
Total current assets	2,778,019	3,226,614
Property and equipment, net	40,879	36,668
Other assets, net	1,512	1,512
Total assets	$2,820,410	$3,264,794

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,809	$36,165
Note payable	31,734	-
Deferred and accrued officer compensation	96,000	96,000
Accrued liabilities	36,930	60,314
Total current liabilities	183,473	192,479

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; none issued and outstanding	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 22,803,533 shares issued and outstanding each period, respectively	2,280	2,280
Additional paid-in capital	4,137,936	4,137,936
Accumulated deficit	(1,503,279)	(1,067,901)
Total stockholders' equity	2,636,937	3,072,315
Total liabilities and stockholders' equity	$2,820,410	$3,264,794

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Condensed Statements of Operations
(unaudited)

	For the Three Months
	Ended March 31,
	2018	2017

Operating expenses:
Selling, general and administrative	$339,167	$75,792
Research and development	95,985	125,963
Total operating expenses	435,152	201,755
Loss from operations	(435,152)	(201,755)

Other income (expense):
Interest expense	(447)	-
Other	221	-
	(226)	-
Net loss	$(435,378)	$(201,755)

Net loss per basic common share	$(0.02)	$(0.01)
Weighted average common shares used to compute net loss per basic common share	22,803,533	19,134,044

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Condensed Statements of Cash Flows
(unaudited)

	For the Three Months
	Ended March 31,
	2018	2017

Cash Flows From Operating Activities:
Net loss	$(435,378)	$(201,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,261	795
Changes in assets and liabilities:
Inventories	(45,203)	-
Prepaid expenses and other current assets	(7,295)	(472)
Accounts payable	(17,356)	23,190
Deferred and accrued officer compensation	-	26,000
Accrued liabilities	(23,384)	20,895
Net cash used in operating activities	(526,355)	(131,347)

Cash Flows From Investing Activities:
Capital expenditures for property and equipment	(6,472)	(4,096)
Net cash used in investing activities	(6,472)	(4,096)

Cash Flows From Financing Activities:
Sale of common stock	-	225,000
Net cash provided by financing activities	-	225,000

Net increase (decrease) in cash and cash equivalents	(532,827)	89,557
Cash, beginning of period	3,083,976	255,072
Cash, end of period	$2,551,149	$344,629

Supplemental Disclosure of Non-Cash Investing
and Financing Activities:
Prepaid insurance financed with note payable	$39,435	$-

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

1.
ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description
Wrap Technologies, Inc.,a Delaware corporation (the “Company”) is a developer of security products designed for use by law enforcement and security personnel. The Company's first product is the BolaWrap™ 100 remote restraint device.

The Company resulted from the March 31, 2017 merger of Wrap Technologies, LLC (“Wrap LLC”) with and into its wholly-owned subsidiary MegaWest Energy Montana Corp. (“MegaWest”). Wrap LLC ceased separate existence, and MegaWest continued as the surviving entity. MegaWest then changed its name to Wrap Technologies, Inc. and an amended and restated certificate of incorporation, changing the Company’s corporate name, authorizing 150,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share were filed with the Delaware Division of Corporations. All outstanding 835.75 membership units of Wrap LLC outstanding immediatedly prior to the merger were exchanged, on a pro rate basis, for an aggregate of 20,000,000 shares of common stock of the Company in the merger.

Wrap LLC’s acquisition of MegaWest and its subsequent merger with and into the MegaWest wholly-owned subsidiary and exchange of member units for common stock has been accounted for as a reverse recapitalization of Wrap LLC (the “Recapitalization”). Wrap LLC, now the Company, is deemed the accounting acquirer with MegaWest the accounting acquiree. The Company’s financial statements are in substance those of Wrap LLC and deemed to be a continuation of its business from its inception date of March 2, 2016. The balance sheet of the Company continues at historical cost as the accounting acquiree had no assets or liabilities and no goodwill or intangible assets were recorded as part of the recapitalization of the Company.

Prior to the Recapitalization, on March 22, 2017, Wrap LLC acquired privately held MegaWest from Petro River Oil Corp. (“Petro River”) on March 22, 2017 through the issuance of 16.75 membership units representing a 2% ownership interest in Wrap LLC. Petro River was owned 11% by Scot Cohen its Executive Chairman who also was a Manager and 26% owner of Wrap LLC and a director and officer of the Company. MegaWest had no assets or liabilities at the date of acquisition and was not considered an operating business.

To reflect the Recapitalization, historical common shares and additional paid-in capital have been retroactively adjusted using the exchange ratio of approximately 23,930.60 shares for each membership unit of Wrap LLC.

Basis of Presentation and Use of Estimates
The Company’s unaudited interim financial statements included herein have been prepared in accordance with Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed balance sheet at December 31, 2017 was derived from audited financial statement but certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The interim financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2017. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

1.
ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern
Since inception in March 2016, Wrap LLC, continuing as the Company following the Meger, has generated significant losses from operations and anticipates that it will continue to generate significant losses from operations for the foreseeable future.

While management believes that the Company has adequate financial resources for the next year, management cannot assure that if any future financing is required that it will be available on favorable terms or at all. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to the Company’s existing stockholders. Furthermore, despite management’s optimism regarding the Company’s technology and products, there is no guarantee that any products will perform as hoped or that such products can be successfully commercialized.

Net Loss per Share
Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if any potentially dilutive securities had been issued. There were no common stock equivalents outstanding during the periods presented; accordingly, the Company’s basic and diluted net loss per share are the same.

Income Taxes
Until its reverse recapitalization on March 31, 2017, the Company was treated as a partnership for federal and state income tax purposes and did not incur income taxes. Instead, its losses were included in the income tax returns of the member partners. Accordingly, no provision or liability for federal or state income taxes has been included in these financial statements for the period prior to March 31, 2017 and no income tax expense was recorded for period ended March 31, 2018 due to losses incurred.

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

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

Topic 606 was effective for the Company as of January 1, 2018 and permits the use of either a retrospective or a modified retrospective method. The Company is using the modified retrospective method but had no previously reported revenues.

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

Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or operating results.

2.
INVENTORIES, NET

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the weighted average cost method. Inventories consisted of the following:

	March 31,	December 31,
	2018	2017
Finished goods	$41,517	$5,308
Work in process	7,569	5,484
Raw materials	127,309	120,400
	$176,395	$131,192

3.
PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31,	December 31,
	2018	2017
Laboratory equipment	$13,980	$12,730
Tooling	22,683	18,165
Computer equipment	4,855	4,151
Furniture and fixtures	9,595	9,595
	51,113	44,641
Accumulated depreciation	(10,234)	(7,973)
	$40,879	$36,668

Depreciation expense was $2,261 and $795 for the three months ended March 31, 2018 and 2017, respectively.

4.
NOTE PAYABLE

In January 2018 the Company financed $39,435 of insurance obligations pursuant to a short-term note agreement at 7.15% with ten monthly principal and interest payments of $4,074 through November 2018.

5.
DEFERRED AND ACCRUED COMPENSATION

From March 2016 through February 2017 the Company accrued monthly compensation for the services of two officers in the aggregate amount of $7,000 per month payable to Syzygy Licensing, LLC (“Syzygy”). In March 2017 the Company accrued and deferred $6,000 compensation to each of the two officers. The balance payable to Syzygy as of March 31, 2018 was $84,000 and the accrued deferred compensation aggregated $12,000. These balances accrue without interest. No payment terms or schedule has been established.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

6.
STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

The Company’s authorized capital consists of 150,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. To reflect the recapitalization (see Note 1) historical shares of common stock and additional paid-in capital were retroactively adjusted using the exchange ratio of approximately 23,930.60 shares of common stock for each member unit of Wrap LLC.

Effective with the Merger, the Company adopted and the shareholders approved on March 31, 2017 the 2017 Stock Incentive Plan (the “Plan”) authorizing 2,000,000 shares of common stock for issuance as stock options and restricted stock units to employees, directors or consultants. At March 31, 2018, there had been no option grants or restricted stock awards made under the Plan and none were outstanding.

7. COMMITMENTS AND CONTINGENCIES

Facility Lease
Commencing December 1, 2016, Wrap LLC and then the Company have leased 1,890 square feet of improved office, assembly and warehouse space in Las Vegas, Nevada. The term of the lease agreement is 37 months, with a termination date of December 31, 2019. The gross monthly base rent is currently $1,550, which will increase approximately 3.5% per year, subject to certain future adjustments. The Company may receive an aggregate of three months of base rent concessions over the term of the lease subject to timely rent payments.

Rent expense for the three month period ended March 31, 2018 was $4,529. The remaining future annual minimum lease obligations under the foregoing facility lease are $12,474 and $19,051 for the balance of 2018 and 2019, respectively.

Related Party Technology License Agreement
The Company is obligated to pay royalties and pay development and patent costs pursuant to an exclusive Amended and Restated Intellectual Property License Agreement dated as of September 30, 2016 with Syzygy, a company owned and controlled by stockholders/officers Mr. Elwood Norris and Mr. James Barnes. The agreement provides for royalty payments of 4% of revenues from products employing the licensed ensnarement device technology up to an aggregate of $1,000,000 in royalties or until September 30, 2026, whichever occurs earlier.

8.
RELATED PARTY TRANSACTIONS

Commencing in October 2017 the Company began reimbursing stockholder/officer Mr. Elwood Norris $1,500 per month on a month to month basis for laboratory facility costs for an aggregate of $4,500 during the period ended March 31, 2018.

See Notes 1, 5, and 7 for information on related party transactions and information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and other information presented in our Annual Report on Form 10-K for the year ended December 31, 2017. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q particularly in the sections entitled “Risk Factors”.

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

Organization and Recapitalization

Our Company resulted from the March 31, 2017 merger of Wrap Technologies, LLC (“Wrap LLC”) with and into our wholly-owned subsidiary MegaWest Energy Montana Corp. (“MegaWest”). Wrap LLC’s acquisition of MegaWest and its subsequent merger with and into MegaWest as a wholly-owned subsidiary of the Company, and the exchange of membership interests for common stock was accounted for as a reverse recapitalization of Wrap LLC (the “Recapitalization”). Wrap LLC, now the Company as a result of the Recapitalization, was deemed the accounting acquirer with MegaWest the accounting acquiree. Our financial statements are in substance those of Wrap LLC, and are deemed to be a continuation of its business from its inception date of March 2, 2016. The Company’s balance sheet continues at historical cost as the accounting acquiree had no assets or liabilities and no goodwill or intangible assets were recorded as part of the Recapitalization.

To reflect the Recapitalization, historical shares of common stock and additional paid-in capital have been retroactively adjusted using the exchange ratio of approximately 23,930.60 shares of common stock for each membership unit of Wrap LLC.

Business Highlights, Outlook and Challenges

In December 2017, we completed a self-underwritten public offering raising gross proceeds of approximately $3.49 million from the sale of 2,328,533 shares of Company common stock, par value $0.0001 per share, at the public offering price of $1.50 per share. Three officers of the Company purchased an aggregate of 40,000 shares of common stock during the offering for an aggregate purchase price of $60,000.

We are currently establishing and growing business functions including production, marketing, sales, distribution, service and administration. Until we generate revenues and margins or obtain additional financing, we expect to have limited personnel to accomplish these functions and will primarily rely on our executives along with outside consultants and suppliers for production and certain other services. Given our limited personnel, there is risk and uncertainty whether we can timely accomplish required functional activities and achieve important milestones, including introducing new products and obtaining orders from customers.

We are unable to predict the market acceptance of our new product or the level of future sales, if any. A small number of law enforcement agencies are currently testing and evaluating our BolaWrap 100 product; however, to date we have no orders or customers for our products.

Since inception in March 2016, we have generated significant losses from operations and anticipate that we will continue to generate significant losses from operations for the foreseeable future. While we believe that we have adequate financial resources to sustain our operations for the next year, no assurances can be given, and we may need additional capital for future operations and to market and further develop our product line or new products. Obtaining any required additional financing in the future could be a significant management challenge and failure to secure necessary financing would have a material adverse effect on our operations.

Given our limited personnel and financial resources we face significant challenges in establishing, operating and growing our new business. We expect that we will need to continue to innovate new applications for our security technology, develop new products and technologies to meet diverse customer requirements and identify and develop new markets for our products.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, on an on-going basis, including those estimates related to recognition and measurement of contingencies and accrued costs. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Operating Expense

Our operating expenses have included (i) selling, general and administrative expense, and (ii) research and development expense. Research and development expense comprises the costs incurred in performing research and development activities on our behalf, including compensation and consulting, design and prototype costs, contract services, patent costs and other outside expenses. The scope and magnitude of our future research and development expense is difficult to predict at this time and will depend on elections made regarding research projects, staffing levels and outside consulting and contract costs. The actual level of future selling, general and administrative expense will be dependent on staffing levels, elections regarding expenditures on sales and marketing, the use of outside resources, public company and regulatory costs, and other factors, some of which are outside of our control. Our operating costs could increase rapidly as we introduce our product and expand our research and development, production, distribution, service and administrative functions in future months. We may also incur future financing costs and substantial noncash stock-based compensation costs depending on future option grants that are impacted by stock prices and other valuation factors. Historical expenditures are not indicative of future expenditures.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

We had no revenues or product costs for the three months ended March 31, 2018 or 2017.

Selling, General and Administrative Expense. Selling, general and administrative expenses for the three-month period ended March 31, 2018 were $339,167 compared to $75,792 for three-month period ended March 31, 2017. The most recent period included $5,829 of promotional product costs, compensation and sales consulting costs of $188,153, trade show and marketing costs of $11,435, occupancy and office costs of $13,319, travel and entertainment costs of $21,000, legal and audit costs of $31,377, and director fees and other public company costs of $54,890. In the prior comparable period our activities were just beginning with the focus being on research and development, with the $75,792 of selling, general and administrative expenses including $42,733 of audit and merger related costs.

Research and Development Expense. Research and development expenses for the three months ended March 31, 2018 were $95,985, which included $67,578 of compensation costs and contract research costs of $11,000. This is a decrease from $125,963 for the comparable prior period ended March 31, 2017, which included $20,000 of deferred related party research and compensation costs, $75,062 of consulting and contract research costs related to the BolaWrap 100 product, $13,489 of prototype and supply costs and $15,337 of patent costs. Our research and development costs will vary depending on specific research projects and levels of internal and external staffing and prototype costs.

Net Loss. Our net loss for the three-month period ended March 31, 2018 was $435,378 compared to a net loss of $201,755 for the prior period ended March 31, 2017 with the increased loss resulting from costs associated with increased staffing after our December 2017 IPO and the commencement of sales and marketing activities related to the BolaWrap 100 product.

Liquidity and Capital Resources

Overview. Our sole source of liquidity to date has been funding from our shareholders and the sale of common stock. We expect our primary source of future liquidity will be from the sale of future product, if any, and if required from future equity or debt financings.

Capital Requirements.

In December 2017, we completed a self-underwritten public offering raising gross proceeds of approximately $3.49 million from the sale of 2,328,533 shares of Common Stock at the public offering price of $1.50 per share. Other than $2,551,149 cash on hand at March 31, 2018, we have no additional sources of liquidity.

We cannot currently estimate our future liquidity requirements or future capital needs, which will depend, amongst other things, on capital required to introduce our new product and the staffing and support requirements, and the timing and amount of future revenues and product costs. We anticipate that demands for operating and working capital could grow rapidly based on decisions regarding staffing, development, production, marketing and other functions and based on factors outside our control. We believe we have sufficient capital to sustain our operations for the next twelve months, although no assurances can be given. Additionally, no assurances can be provided that any future debt or equity capital will be available to us under favorable terms, if at all. Failure to quickly produce and sell our new product and timely obtain any required additional capital in the future will have a material adverse effect on the Company.

Our future capital requirements, cash flows and results of operations could be affected by and will depend on many factors that are currently unknown to us, including, amongst other things:

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

Off-Balance Sheet Arrangments

We have no off-balance sheet arrangements.

Cash Flow

Operating Activities. During the three months ended March 31, 2018, net cash used in operating activities was $526,355. The net loss of $435,378 was increased by a $45,203 investment in inventories, $7,295 increase in prepaid expense, and a $40,740 decrease in accounts payable and accruals.

During the prior period ended March 31, 2017, net cash used in operating activities was $131,347.  The net loss of $201,755 was reduced by $26,000 of deferred and accrued officer compensation and $44,085 of accounts payable and accruals.

Investing Activities. We used $6,472 and $4,096 of cash for the purchase of property and equipment during the three months ended March 31, 2018 and 2017, respectively.

Financing Activities. We obtained $225,000 of cash from our shareholders from the sale of common stock during the three months ended March 31, 2017.

Contractual Obligations

We are obligated to pay to Syzygy Licensing, LLC (“Syzygy”) a 4% royalty fee on future product sales up to an aggregate of $1.0 million in royalties. Other than our facility lease of approximately $18,600 per year, we have no other contractual obligations.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended March 31, 2018, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, as of March 31, 2018 we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the existence of a known material weakness in our internal control over financial reporting as summarized in the following paragraph.

As of March 31, 2018 we had limited employees and our Chief Financial Officer was responsible for initiating transactions, had custody of assets, recorded and reconciled transactions and prepared our quarterly financial reports without the sufficient segregation of conflicting duties normally required for effective internal control. We believe that the lack of segregation of duties is a material weakness in our internal controls at March 31, 2018 affecting management’s ability to conclude that our disclosure controls and procedures were effective at the reasonable assurance level.

While we plan to attempt to remediate the above noted material weakness in the future, there is no assurance that we can remediate any control deficiencies in a timely manner.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may at times become involved in litigation in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record adequate reserves in our financial statements for pending litigation. Currently, there are no pending material legal proceedings to which the Company is a party or to which any of its property is subject.

 Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with all the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed financial statements and the related notes. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be negatively impacted. In that event, the market price of our common stock when and if it commences trading could decline, and you could lose part or all of your investment.

Risk Factors Relating to Our Business

We have a history of operating losses, expect additional losses and may not achieve or sustain profitability.

We have a history of operating losses and expect additional losses as we introduce our new product line and until we achieve revenues and resulting margins to offset our operating costs. Our net loss for the year ended December 31, 2017 was $833,545 and our net loss for the three months ended March 31, 2018 was $435,278. Our ability to achieve future profitability is dependent on a variety of factors, many outside our control. Failure to achieve profitability or sustain profitability, if achieved, may require us to continue to raise additional financing which could have a material negative impact on the market value of our common stock.

We may need additional capital to execute our business plan, and raising additional capital, if possible, by issuing additional equity securities may cause dilution to existing shareholders. In addition, raising additional capital by issuing additional debt financing may restrict our operations.

While we believe we have adequate financial resources for the next twelve months and we may be able to generate some funds from product sales, existing working capital may not be sufficient to achieve profitable operations due to product introduction costs, operating losses and other factors. Principal factors affecting the availability of internally generated funds include:

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

We are a development stage technology company. Although we are currently in the process of commercializing our first product, BolaWrap™ 100, we currently generate no revenues, and we have not yet fully demonstrated an ability to overcome many of the fundamental risks and uncertainties frequently encountered by development stage companies in new and rapidly evolving fields of technology. To execute our business plan successfully, we will need to accomplish the following fundamental objectives, either on our own or with strategic collaborators:

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

Our principal product remains under development, and has not yet been produced in recurring commercial quantities. We may incur significant and unpredictable warranty costs as our products are introduced and produced.

Our principal product has only recently been introduced for testing into the marketplace and remains under development as we make improvements based on ongoing customer trials. While we are producing small numbers of commercial products, no assurance can be provided that we can successfully produce higher volume commercial quantities of our principal product or that additional development will be required for a commercially viable product. We generally expect to warrant our products to be free from defects in materials and workmanship for a period of up to one year from the date of purchase. We may incur substantial and unpredictable warranty costs from post-production product or component failures. Future warranty costs could further adversely affect our financial position, results of operations and business prospects.

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

There has not yet been any established trading market for our common stock, and there is currently no established public market for our securities. A market maker has filed an application with FINRA on our behalf so as to be able to quote the price of our common stock on the OTC Markets commencing upon the effectiveness of our registration statement and other requirements. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require or that approval for quotation will be obtained. We are not permitted to file such application on our own behalf.  If the application is accepted, there can be no assurances as to whether:

●
any market for our Shares will develop;

●
the prices at which our common stock will trade; or

●
the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of BoloWrap 100 and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

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

Our officers and directors are among our largest shareholders, and may have certain personal interests that may affect the Company.

Management owns 74% of our common stock at March 31, 2018. As a result, our management, acting individually or as a group, have the potential ability to exert influence on the outcome of issues requiring approval by the Company’s shareholders. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

We may issue additional common stock in the future. The issuance of additional common stock may reduce the value of your common stock.

We may issue additional shares of common stock without further action by our shareholders. Moreover, the economic and voting interests of each stockholder will be diluted as a result of any such issuances. Although the number of shares of common stock that shareholders presently own will not decrease, such shares will represent a smaller percentage of the total shares that will be outstanding after the issuance of additional shares.  The issuance of additional shares of common stock may cause the market price of our common stock to decline.

Sales of common stock issuable on the exercise of any future options or warrants may lower the price of our common stock.

We adopted a stock option plan on March 31, 2017, which authorizes the grant of options or restricted stock awards to purchase up to 2.0 million shares of our common stock to our employees, directors and consultants. The issuance of shares of common stock issuable upon the exercise or conversion of options could cause substantial dilution to existing holders of common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from the issuance of these shares could negatively affect the terms on which we are able to obtain equity financing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered securities were issued during the three months ended March 31, 2018 that were not previously reported.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

NONE

Item 6. Exhibits

Exhibit 31.1 – Certification of David Norris, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2 – Certification of James A. Barnes, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by David Norris, Principal Executive Officer and James A. Barnes, Principal Financial Officer.*

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
 Date:     May 8, 2018