Form 10-Q
period 2018-06-30
WRAP TECHNOLOGIES, INC.
filed 2018-08-03
CIK 1702924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [X] Yes   [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 2, 2018 a total of 22,803,533 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

WRAP TECHNOLOGIES, INC.

- i -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Wrap Technologies, Inc.
Condensed Balance Sheets

	June 30,
	2018	December 31,
	(unaudited)	2017
ASSETS
Current assets:
Cash	$2,015,203	$3,083,976
Inventories, net	146,414	131,192
Prepaid expenses and other current assets	37,151	11,446
Total current assets	2,198,768	3,226,614
Property and equipment, net	39,837	36,668
Other assets, net	1,512	1,512
Total assets	$2,240,117	$3,264,794

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,183	$36,165
Note payable	20,010	-
Deferred and accrued officer compensation	96,000	96,000
Accrued liabilities	42,556	60,314
Total current liabilities	205,749	192,479

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; none issued and outstanding	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 22,803,533 shares issued and outstanding each period, respectively	2,280	2,280
Additional paid-in capital	4,310,909	4,137,936
Accumulated deficit	(2,278,821)	(1,067,901)
Total stockholders' equity	2,034,368	3,072,315
Total liabilities and stockholders' equity	$2,240,117	$3,264,794

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Condensed Statements of Operations
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Selling, general and administrative	$581,575	$89,852	$920,742	$165,644
Research and development	193,629	80,378	289,614	206,341
Total operating expenses	775,204	170,230	1,210,356	371,985
Loss from operations	(775,204)	(170,230)	(1,210,356)	(371,985)

Other income (expense):
Interest expense	(875)	-	(1,322)	-
Other	537	-	758	-
	(338)	-	(564)	-
Net loss	$(775,542)	$(170,230)	$(1,210,920)	$(371,985)

Net loss per basic common share	$(0.03)	$(0.01)	$(0.05)	$(0.02)
Weighted average common shares used to compute net loss per basic common share	22,803,533	20,000,000	22,803,533	19,569,414

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Condensed Statements of Cash Flows
(unaudited)

	For the Six Months
	Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(1,210,920)	$(371,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,846	2,430
Share-based compensation	172,973	-
Changes in assets and liabilities:
Inventories	(15,222)	(27,461)
Prepaid expenses and other current assets	(5,695)	20,222
Accounts payable	11,018	91,160
Deferred and accrued officer compensation	-	26,000
Accrued liabilities	(17,758)	(1,700)
Net cash used in operating activities	(1,060,758)	(261,334)

Cash Flows From Investing Activities:
Capital expenditures for property and equipment	(8,015)	(33,594)
Net cash used in investing activities	(8,015)	(33,594)

Cash Flows From Financing Activities:
Sale of common stock	-	225,000
Net cash provided by financing activities	-	225,000

Net decrease in cash and cash equivalents	(1,068,773)	(69,928)
Cash, beginning of period	3,083,976	255,072
Cash, end of period	$2,015,203	$185,144

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Prepaid insurance financed with note payable	$39,435	$-

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

1.
ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description
Wrap Technologies, Inc., a Delaware corporation (the “Company”), is a developer of security products designed for use by law enforcement and security personnel. The Company’s first product is the BolaWrap™ 100 remote restraint device.

The Company resulted from the March 31, 2017 merger of Wrap Technologies, LLC (“Wrap LLC”) with and into its wholly-owned subsidiary MegaWest Energy Montana Corp. (“MegaWest”) (the “Merger”). Wrap LLC ceased separate existence, and MegaWest continued as the surviving entity. MegaWest then changed its name to Wrap Technologies, Inc. and an amended and restated certificate of incorporation changing the Company’s corporate name, authorizing 150,000,000 shares of common stock, par value $0.0001 per share, and authorizing 5,000,000 shares of preferred stock, par value $0.0001 per share, was filed with the Delaware Department of Corporations. All 835.75 membership units of Wrap LLC outstanding immediately prior to the Merger were exchanged, on a pro rata basis, for an aggregate of 20,000,000 shares of common stock of the Company in the Merger.

Prior to the Merger, on March 22, 2017, Wrap LLC acquired privately held MegaWest from Petro River Oil Corp. (“Petro River”) through the issuance of 16.75 membership units, representing a 2% ownership interest in Wrap LLC. At that time, Petro River was owned 11% by Scot Cohen, Executive Chairman and a Manager of Petro River, a 26% owner of Wrap LLC, and a director and officer of the Company. MegaWest had no assets or liabilities at the date of acquisition and was not considered an operating business.

Wrap LLC’s acquisition of MegaWest and its subsequent merger with and into the MegaWest wholly-owned subsidiary and exchange of member units for common stock has been accounted for as a reverse recapitalization of Wrap LLC. Wrap LLC, now the Company, is deemed the accounting acquirer with MegaWest the accounting acquiree. The Company’s financial statements are in substance those of Wrap LLC, and are deemed to be a continuation of Wrap LLC’s business from its inception date of March 2, 2016. The balance sheet of the Company continues at historical cost, as the accounting acquiree had no assets or liabilities and no goodwill or intangible assets were recorded as part of the recapitalization of the Company.

To reflect the recapitalization, historical common shares and additional paid-in capital have been retroactively adjusted using the exchange ratio of approximately 23,930.60 shares for each membership unit of Wrap LLC.

Basis of Presentation and Use of Estimates
The Company’s unaudited interim financial statements and related notes included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interm financial information and in accordance with Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed balance sheet at December 31, 2017 was derived from audited financial statement but certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The interim financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2017. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions (e.g., recognition and measurement of contingencies and accrued costs) that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenue and expense during the reporting period. Actual results could materially differ from those estimates.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

1.
ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern
Since inception in March 2016, Wrap LLC, continuing as the Company following the Merger, has generated significant losses from operations and anticipates that it will continue to generate significant losses from operations for the foreseeable future.

While management believes that the Company has adequate financial resources to fund its operating expense for at least the next twelve months, management cannot assure that if any future financing is required that it will be available on favorable terms, if at all. Additionally, if additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to the Company’s existing stockholders. Furthermore, despite management’s optimism regarding the Company’s technology and products, there is no guarantee that any products will perform as hoped or that such products can be successfully commercialized.

Stock Based Compensation
The Company follows the fair value recognition provisions issued by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation (“ASC 718”) and has adopted Accounting Standards Update (“ASU”) 2018-07 for stock-based transactions with non-employees. Stock based compensation expense recognized during the three and six months ended June 30, 2018 includes compensation expense for all stock-based payments based on a grant date fair value using the Black-Scholes valuation model. The grant date is the date at which an employer and employee or non-employee reach a mutual understanding of the key terms and conditions of a stock-based payment award.

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

Income Taxes
Until its reverse recapitalization on March 31, 2017, the Company was treated as a partnership for federal and state income tax purposes and did not incur income taxes. Instead, its losses were included in the income tax returns of the member partners. Accordingly, no provision or liability for federal or state income taxes has been included in these financial statements for the period prior to March 31, 2017 and no income tax expense was recorded for period ended June 30, 2018 due to losses incurred.

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

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

1.
ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and ASC Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers (“ASC 340-40”), (collectively, “Topic 606”). On January 1, 2018, the Company adopted Topic 606 and, as it had no prior revenue or contracts with customers, there was no transition required nor any impact on prior results. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations. See Note 2 for further discussion.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part I of this ASU are effective for the Company as of January 1, 2019.  The amendments in Part II of this ASU replace the indefinite deferral of certain guidance in Topic 480 with a scope exception. The amendments in Part II of this ASU do not require any transition guidance. The Company does not expect adoption of this ASU to have any impact on its financial statements.

In June, 2018 the FASB issued ASU 2018-07 Improvements to Nonemployee Share-Based Payment Accounting to expand the scope of and update Topic 718 to include share-based payment transaction for acquiring goods and services from nonemployees. ASU 2018-07 supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. The amendment to Topic 718 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year and early adoption is permitted, but no earlier than adoption of Topic 606. The Company adopted ASU 2018-07 with respect to option grants made in May 2018.

Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or operating results.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

2.
REVENUE AND PRODUCT COSTS

The Company has no historical revenue and any future revenue will be reported in accordance with Topic 606, which the Company adopted on January 1, 2018. There were no adjustments to prior period amounts nor changes to stockholders’ equity (accumulated deficit) required upon adoption.

During the six months ended June 30, 2018 the Company delivered demonstration products to customers at no charge, incurring $59,271 of product costs expensed as product promotion costs. The Company expects to enter into contracts that may include various combinations of products, accessories and services, such as training, each of which are generally distinct and expected to be accounted for as separate performance obligations.

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account in Topic 606. For contracts with multiple performance obligations, the Company expects to allocate the contract transaction price to each performance obligation using the Company’s estimate of the standalone selling price (“SSP”) of each distinct good or service in a contract.

3.
INVENTORIES, NET

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the weighted average cost method. As of June 30, 2018 and December 31, 2017, respectively, inventories consisted of the following:

	June 30,	December 31,
	2018	2017
Finished goods	$33,479	$5,308
Work in process	2,472	5,484
Raw materials	110,463	120,400
	$146,414	$131,192

4.
PROPERTY AND EQUIPMENT, NET

As of June 30, 2018 and December 31, 2017, respectively, property and equipment consisted of the following:

	June 30,	December 31,
	2018	2017
Laboratory equipment	$13,980	$12,730
Tooling	22,683	18,165
Computer equipment	6,398	4,151
Furniture and fixtures	9,595	9,595
	52,656	44,641
Accumulated depreciation	(12,819)	(7,973)
	$39,837	$36,668

Depreciation expense was $4,846 and $2,430 for the six months ended June 30, 2018 and 2017, respectively.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

5.
NOTE PAYABLE

In January 2018, the Company financed $39,435 of insurance obligations pursuant to a short-term note agreement, which accrues interest at a rate of 7.15%, and which is payable in ten monthly principal and interest payments of $4,074 due through November 2018.

6.
DEFERRED AND ACCRUED COMPENSATION

From March 2016 through February 2017, the Company accrued monthly compensation for the services of two officers in the aggregate amount of $7,000 per month payable to Syzygy Licensing, LLC (“Syzygy”). In March 2017 the Company accrued and deferred $6,000 compensation to each of the two officers. The balance payable to Syzygy as of June 30, 2018 was $84,000 and the accrued deferred compensation aggregated $12,000. These balances accrue without interest. No payment terms or schedule has been established.

7.
STOCKHOLDERS’ EQUITY AND STOCK BASED COMPENSATION

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

Effective with the Merger, on March 31, 2017, the Company adopted and the shareholders approved the 2017 Stock Incentive Plan (the “Plan”) authorizing 2,000,000 shares of Company common stock for issuance as stock options and restricted stock units to employees, directors or consultants. The Company generally recognizes stock compensation expense on the grant date and over the period of vesting or period that services will be provided.

In May 2018 the Company granted certain stock options exercisable for a total of 1,847,500 shares of common stock at an exercise price of $1.50 per share.

The following table summarizes stock option activity under the Plan for the six months ended June 30, 2018:

		Weighted Average
	Options on Common Shares	Exercise Price	Remaining Contractual Term	Aggregate Instrinsic Value
Outstanding January 1, 2018	-	-	-	-
Granted	1,847,500	$1.50	5.00	-
Exercised	-	-	-	-
Forfeited, cancelled, expired	-	-	-	-
Outstanding June 30, 2018	1,847,500	$1.50	4.90	$3,695,000
Vested and exercisable at June 30, 2018	225,000	$1.50	4.90	$450,000

The Company recorded stock-based compensation in its statements of operations for the relevant periods as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Selling, general and administrative	$125,878	$-	$125,878	$-
Research and development	47,095	-	47,095	-
Total stock-based expense	$172,973	$-	$172,973	$-

As of June 30, 2018, total estimated compensation cost of stock options granted but not yet vested was $846,771, which is expected to be recognized over the weighted average period of 1.6 years.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

7.
STOCKHOLDERS’ EQUITY AND STOCK BASED COMPENSATION (continued)

The Company uses the using the Black-Scholes option pricing model to determine the fair value of the options granted. The following table summarizes the assumptions used to compute the fair value of options granted to employees and nonemployees:

Six Months Ended June 30, 2018
Expected stock price volatility	47%
Risk-free interest rate	2.67%
Forfeiture rate	0%
Expected divident yield	0%
Expected life of options - years	2.75 - 5.00
Weighted-average fair value of options granted	$ 0.55

Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of awards. The Company’s estimated volatility is an average of the historical volatility of peer entities whose stock prices were publicly available. The Company’s calculation of estimated volatility is based on historical stock prices of these peer entities over a period equal to the expected life of the awards. The Company uses the historical volatility of peer entities due to the lack of sufficient historical data of its stock price, as it only recently commenced trading.

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company calculates the expected life of the options using the Simplified Method for the employee stock options as the Company does not have sufficient historical data.

8.
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

Rent expense for the six-month period ended June 30, 2018 was $9,060. The remaining future annual minimum lease obligations under the foregoing facility lease are $7,825 and $19,051 for the balance of 2018 and 2019, respectively.

Related Party Technology License Agreement
The Company is obligated to pay royalties and pay development and patent costs pursuant to an exclusive Amended and Restated Intellectual Property License Agreement dated as of September 30, 2016 with Syzygy, a company owned and controlled by stockholders/officers Mr. Elwood Norris and Mr. James Barnes. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000,000 in royalties or until September 30, 2026, whichever occurs earlier.

9.
RELATED PARTY TRANSACTIONS

Commencing in October 2017 the Company began reimbursing stockholder/officer Mr. Elwood Norris $1,500 per month on a month to month basis for laboratory facility costs, for an aggregate of $9,000 during the six months ended June 30, 2018.

See Notes 1, 6, and 8 for information on related party transactions and information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and other information presented in our Annual Report on Form 10-K for the year ended December 31, 2017. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q particularly in the sections entitled “Risk Factors.”

We are a security technology company organized in March 2016 focused on delivering modern policing solutions to customers, primarily law enforcement and security personnel. We began demonstrations of our first product, the BolaWrap 100 remote restraint device, in November 2017. The immediate addressable domestic market consists of 765,000 full-time sworn law enforcement officers. We do not expect to report revenue until prospective customers test and evaluate our product. There can be no assurance regarding the timing or amount of future revenue from this product, if any.

Organization and Reverse Capitalization

Our Company resulted from the March 31, 2017 merger of Wrap Technologies, LLC (“Wrap LLC”) with and into our wholly-owned subsidiary MegaWest Energy Montana Corp. (“MegaWest”). Wrap LLC’s acquisition of MegaWest and its subsequent merger with and into MegaWest as a wholly-owned subsidiary of the Company, and the exchange of membership interests for common stock, was accounted for as a reverse recapitalization of Wrap LLC (the “Recapitalization”). Wrap LLC, now the Company as a result of the Recapitalization, was deemed the accounting acquirer with MegaWest the accounting acquiree. Our financial statements are in substance those of Wrap LLC, and are deemed to be a continuation of Wrap LLC’s business from its inception date of March 2, 2016. The Company’s balance sheet continues at historical cost, as the accounting acquiree had no assets or liabilities, and no goodwill or intangible assets were recorded as part of the Recapitalization.

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

During June and July 2018, the U.S. Patent and Trademark Office granted our first three U.S. patents on our BolaWrap remote restraint device and technology.

On May 18, 2018, the Financial Industry Regulatory Authority (“FINRA”) issued a quotation clearance to our sponsoring market maker and assigned the ticker symbol “WRTC” to our common stock. Quotations for our common stock now appear under the WRTC ticker symbol on the OTCQB Venture Market for early stage and developing U.S. and international companies. Our shares of Common Stock are also Depository Trust Company (“DTC”) eligible allowing for electronic clearing of trades.

We are currently establishing and growing business functions, including production, marketing, sales, distribution, service and administration. Until we generate revenue and margins or obtain additional financing, we expect to have limited personnel to accomplish these functions and will primarily rely on our executives along with outside consultants and suppliers for production and certain other services. Given our limited personnel, there is risk and uncertainty whether we can timely accomplish required functional activities and achieve important milestones, including introducing new products and obtaining orders from customers.

Our strategy is to focus on the immediate addressable domestic market of 765,000 full-time sworn law enforcement officers while also beginning to explore other markets including military, border patrol and international markets. According to Stratistics MRC, we participate in a segment of the non-lethal products market expected to grow to $11.85 billion by 2023. We are unable to predict the market acceptance of our new product or the level of future sales, if any. A small number of law enforcement agencies are currently testing and evaluating our BolaWrap 100 product; however, to date we have no orders or customers for our products.

Since inception in March 2016, we have generated significant losses from operations and anticipate that we will continue to generate significant losses from operations for the foreseeable future. While we believe that we have adequate financial resources to sustain our operations for the next year, no assurances can be given, and we may need additional capital for future operations and to market and further develop our product line or new products. Obtaining any required additional financing in the future could be a significant challenge for management, and failure to secure necessary financing would have a material adverse effect on our operations.

Given our limited personnel and financial resources, we face significant challenges in establishing, operating and growing our business. We expect that we will need to continue to innovate new applications for our security technology, develop new products and technologies to meet diverse customer requirements and identify and develop new markets for our products.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. We evaluate our estimates, on an on-going basis, including those estimates related to recognition and measurement of contingencies and accrued costs. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Until consummation of the Recapitalization on March 31, 2017, we were treated as a partnership for federal and state income tax purposes and did not incur income taxes. Instead, our losses were included in the income tax returns of the member partners. Following the Recapitalization, we are responsible for federal, state and foreign taxes for jurisdictions in which we conduct business. As part of the process of preparing our financial statements, we are required to estimate our provision for income taxes. Significant management judgment will be required in determining our provision for income taxes, deferred tax assets and liabilities, tax contingencies, unrecognized tax benefits, and any required valuation allowance, including taking into consideration the probability of the tax contingencies being incurred. Management assesses this probability based upon information provided by its tax advisers, its legal advisers and similar tax cases. If at a later time our assessment of the probability of these tax contingencies changes, our accrual for such tax uncertainties may increase or decrease. Our effective tax rate for annual and interim reporting periods could be impacted if uncertain tax positions that are not recognized are settled at an amount which differs from our estimates.

Some of our accounting policies require higher degrees of judgment than others in their application. These include share-based compensation and contingencies and, going forward, areas such as revenue recognition, warranty liabilities, impairments and valuation of intangible assets. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the six months ended June 30, 2018.

Operating Expense

Our operating expense has included (i) selling, general and administrative expense, and (ii) research and development expense. Research and development expense comprises the costs incurred in performing research and development activities on our behalf, including compensation and consulting, design and prototype costs, contract services, patent costs and other outside expenses. The scope and magnitude of our future research and development expense is difficult to predict at this time and will depend on elections made regarding research projects, staffing levels and outside consulting and contract costs. The actual level of future selling, general and administrative expense will be dependent on staffing levels, elections regarding expenditures on sales and marketing, the use of outside resources, public company and regulatory costs, and other factors, some of which are outside of our control. Our operating costs could increase rapidly as we introduce our product and expand our research and development, production, distribution, service and administrative functions in future months. We may also incur future financing costs and substantial noncash stock-based compensation costs depending on future option grants that are impacted by stock prices and other valuation factors. Historical expenditures are not indicative of future expenditures.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

We had no revenue for the three months ended June 30, 2018 or 2017. Product costs of $52,017 for the three months ended June 30, 2018 related to demonstration products delivered to law enforcement agencies were expensed as marketing costs.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three-month period ended June 30, 2018 was $581,575 compared to $89,852 for the three-month period ended June 30, 2017. The most recent period included non-cash stock-based compensation expense of $125,878 and compensation and sales consulting costs of $214,445. There were no non-cash stock-based compensation costs for the comparable period in 2017, and compensation and sales consulting costs for the 2017 period were $29,951. The increase in compensation and sales consulting costs is attributable to the increase in staffing from hiring of executives, sales employees and consultants as we commenced the introduction of our first product to market.

Travel and entertainment costs increased from $6,105 to $45,676 for the three months ended June 30, 2017 to June 30, 2018, respectively, primarily as a result of product demonstration activities provided to selected law enforcement agencies across the nation during the 2018 period. Product promotion, trade show and other marketing costs were $61,237 for the three months ended June 30, 2018 compared to $8,317 for the three months ended June 30, 2017. The period over period increase is attributable to the commencement of direct sales activities with agencies and demonstration products provided at no cost during the 2018 period.

Other general and administrative costs of $133,077 during the three months ended June 30, 2018 included legal, audit and professional fees of $44,662, chairman and director fees of $40,500, public company costs of $34,912 and occupancy and office costs of $13,003. In the prior comparable three-month period, our activities were just beginning as we focused on research and development, with other general and administrative costs aggregating $26,769.

Research and Development Expense. Research and development expense for the three months ended June 30, 2018 was $193,629, which included $47,095 of non-cash stock-based compensation expense, $78,519 of compensation and consulting costs, contract research costs of $11,000, prototype costs of $20,711 and patent costs of $25,778. This was an increase from $80,378 of research and development expense for the comparable three-month prior period ended June 30, 2017, which included $31,439 of compensation and consulting costs and contract research costs of $43,107. During the 2018 period we increased staffing for internal research and conducted less outside contract research. Our research and development costs will vary depending on specific research projects and levels of internal and external staffing and prototype costs.

Net Loss. Our net loss for the three-month period ended June 30, 2018 was $775,542 compared to a net loss of $170,230 for the three-month period ended June 30, 2017, with the increase in net loss resulting from costs associated with increased staffing and activity after our December 2017 IPO, as well as the commencement of sales and marketing activities related to the BolaWrap 100 product.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

We had no revenue or product costs for the six months ended June 30, 2018 or 2017. Product costs of $56,542 for the six months ended June 30, 2018 related to demonstration products delivered to law enforcement agencies, and were expensed as marketing costs.

Selling, General and Administrative Expense. Selling, general and administrative expense for the six-month period ended June 30, 2018 was $920,742 compared to $165,644 for the six-month period ended June 30, 2017. The most recent period included non-cash stock-based compensation expense of $125,878 and compensation and sales consulting costs of $402,598. There were no non-cash stock-based compensation costs for the prior year’s first six months, and compensation and sales consulting costs were $40,951. The increase in compensation and sales consulting costs was due to the increase in staffing following the December 2017 IPO funding and the hiring of employees and sales consultants.

Travel and entertainment costs increased from $10,578 to $66,676 for the six months ended June 30, 2017 and 2018, respectively. The period over period increase is attributable to product demonstration activities provided to selected law enforcement agencies across the nation during the 2018 period. Product promotion, trade show and other marketing costs were $78,473 for the six months ended June 30, 2018 compared to $17,016 for the six months ended June 30, 2017, which increase is attributable to the commencement of direct activities with agencies and demonstration products provided at no cost during the 2018 period.

Other general and administrative costs of $244,662 during the six months ended June 30, 2018 included legal, audit and professional fees of $88,039, chairman and director fees of $77,500, public company costs of $52,077 and occupancy and office costs of $27,046. In the prior comparable six-month period, our activities were just beginning as we focused on research and development, with other general and administrative costs aggregating $78,311, including $52,802 of professional fees primarily associated with audit and Merger costs.

Research and Development Expense. Research and development expense for the six months ended June 30, 2018 was $289,614, which included $47,095 of non-cash stock-based compensation expense, $143,980 of compensation and consulting costs, contract research costs of $22,000, prototype costs of $27,398, patent costs of $28,101, travel and entertainment of $11,530 and occupancy costs of $7,250. This was an increase from $206,341 for the comparable six-month prior period ended June 30, 2017, which included $44,164 of compensation and consulting costs, contract research costs of $125,144, prototype costs of $7,607, patent costs of $24,281 and travel and entertainment of $3,298. During the 2018 period, we increased staffing for internal research and conducted less contract research. Our research and development costs will vary depending on specific research projects and levels of internal and external staffing and prototype costs.

Net Loss. Our net loss for the six-month period ended June 30, 2018 was $1,210,920 compared to a net loss of $371,985 for the prior period ended June 30, 2017, with the increase in net loss resulting from costs associated with increased staffing and activity after our December 2017 IPO and the commencement of sales and marketing activities related to the BolaWrap 100 product.

Liquidity and Capital Resources

Overview. Our sole source of liquidity to date has been funding from our shareholders and the sale of share of our common stock. We expect our primary source of future liquidity will be from the sale of future product, if any, and if required from future equity or debt financings.

Capital Requirements.

In December 2017, we completed a self-underwritten public offering raising gross proceeds of approximately $3.49 million from the sale of 2,328,533 shares of common stock, par value $0.0001 per share, at the public offering price of $1.50 per share. Other than $2,015,203 cash on hand at June 30, 2018, we currently have no additional sources of liquidity.

In January 2018, the Company financed $39,435 of insurance obligations pursuant to a short-term note agreement, which accrues interest at a rate of 7.15%, and which is payable in ten monthly principal and interest payments of $4,074 due through November 2018.

We cannot currently estimate our future liquidity requirements or future capital needs, which will depend, amongst other things, on capital required to introduce our new product and the staffing and support requirements, as well as the timing and amount of future revenue and product costs. We anticipate that demands for operating and working capital could grow based on decisions regarding staffing, development, production, marketing and other functions and based on other factors outside of our control. We believe we have sufficient capital to sustain our operations for the next twelve months, although no assurances can be given. Additionally, no assurances can be provided that any future debt or equity capital will be available to us under favorable terms, if at all. Failure to quickly produce and sell our new product and timely obtain any required additional capital in the future will have a material adverse effect on the Company.

Our future capital requirements, cash flows and results of operations could be affected by, and will depend on, many factors, some of which are currently unknown to us, including, amongst other things:

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Cash Flow

Operating Activities. During the six months ended June 30, 2018, net cash used in operating activities was $1,060,758. The net loss of $1,210,920 was decreased by non-cash expense of $172,973 for stock-based compensation and $4,846 for depreciation. Other major components using operating cash included $15,222 investment in inventories, an increase of $5,695 in prepaid expense and a decrease of $17,758 in accrued liabilities. An increase of $11,018 in accounts payable during the 2018 period reduced cash used in operating activities.

During the prior period ended June 30, 2017, net cash used in operating activities was $261,334.

Investing Activities. We used $8,015 and $33,594 of cash for the purchase of property and equipment during the six months ended June 30, 2018 and 2017, respectively.

Financing Activities. We did not obtain any cash from financing activities in the six month period ended June 30, 2018. We obtained $225,000 of cash from our shareholders from the sale of common stock in during the six-month period ended June 30, 2017.

Contractual Obligations

We are obligated to pay to Syzygy Licensing, LLC (“Syzygy”) a 4% royalty fee on future product sales up to an aggregate amount of $1.0 million in royalties or until September 30, 2026, whichever occurs earlier. Other than our facility lease, of approximately $18,600 per year, and our short-term note payable we have no other contractual obligations.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented.

Recent Accounting Pronouncements

Other than our adoption of ASC 2018-07 for stock-based transactions with non-employees which eliminates the requirement to revalue non-employee options each period, there have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended June 30, 2018, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, as of June 30, 2018 we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the existence of a known material weakness in our internal control over financial reporting as summarized in the following paragraph.

As of June 30, 2018 we had limited administrative employees and our Chief Financial Officer was responsible for initiating transactions, had custody of assets, recorded and reconciled transactions and prepared our quarterly financial reports without the sufficient segregation of conflicting duties normally required for effective internal control. We believe that the lack of segregation of duties is a material weakness in our internal controls at June 30, 2018, affecting management’s ability to conclude that our disclosure controls and procedures were effective at the reasonable assurance level.

While we plan to attempt to remediate the above noted material weakness in the future, there is no assurance that we can remediate any control deficiencies in a timely manner.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

We have a history of operating losses and expect additional losses as we introduce our new product line and until we achieve revenue and resulting margins to offset our operating costs. Our net loss for the year ended December 31, 2017 was $833,545 and our net loss for the six months ended June 30, 2018 was $1,210,920. Our ability to achieve future profitability is dependent on a variety of factors, many of which are outside of our control. Failure to achieve profitability or sustain profitability, if achieved, may require us to continue to raise additional financing, which could have a material negative impact on the market value of our common stock.

We may need additional capital to execute our business plan, and raising additional capital, if possible, by issuing additional equity securities may cause dilution to existing shareholders. In addition, raising additional capital by issuing additional debt financing may restrict our operations.

While we believe we have adequate financial resources to fund our operating expense for at least the next twelve months, and that we may be able to generate some funds from product sales during that time, existing working capital may not be sufficient to achieve profitable operations due to product introduction costs, operating losses and other factors. Principal factors affecting the availability of internally generated funds include:

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

If we incur debt financing, the payment of principal and interest on such indebtedness may limit funds available for our business activities, and we could be subject to covenants that restrict our ability to operate our business and make distributions to our shareholders. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem stock or make investments. There is no assurance that any equity or debt financing transaction will be available on acceptable terms, if at all.

We are a development stage technology company with no current revenue and limited experience developing security technology for law enforcement or other security personnel, as well as other areas required for the successful development and commercialization of BolaWrap™ 100, our first product, which makes it difficult to assess our future viability.

We are a development stage technology company. Although we are currently in the process of commercializing our first product, BolaWrap™ 100, we currently generate no revenue, and we have not yet fully demonstrated an ability to overcome many of the fundamental risks and uncertainties frequently encountered by development stage companies in new and rapidly evolving fields of technology. To execute our business plan successfully, we will need to accomplish the following fundamental objectives, either on our own or with strategic collaborators:

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

We are materially dependent on the acceptance of our product by the law enforcement market. If law enforcement agencies do not purchase our product, our revenue will be adversely affected and we may not be able to expand into other markets, or otherwise continue as a going concern.

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

Our distribution strategy is to pursue sales through multiple channels with an emphasis on direct sales and, in the future, independent distributors. Our inability to recruit and retain sales personnel and police equipment distributors who can successfully sell our products could adversely affect our sales. If we do not competitively price our products, meet the requirements of any future distributors or end-users, provide adequate marketing support, or comply with the terms of any distribution arrangements, such distributors may fail to aggressively market our product or may terminate their relationships with us. These developments would likely have a material adverse effect on our sales. Should we employ distributors, our reliance on the sales of our products by others also makes it more difficult to predict our revenue, cash flow and operating results.

We expect to expend significant resources to generate sales due to our lengthy sales cycle, and such efforts may not result in sales or revenue.

Generally, law enforcement agencies consider a wide range of issues before committing to purchase a product, including product benefits, training costs, the cost to use our product in addition to, or in place of, other use of force products, product reliability and budget constraints. The length of our sales cycle may range from 30 days to a year or more. We may incur substantial selling costs and expend significant effort in connection with the evaluation of our product by potential customers before they place an order. If these potential customers do not purchase our product, we will have expended significant resources without corresponding revenue.

Most of our intended end-users are subject to budgetary and political constraints that may delay or prevent sales.

Most of our intended end-user customers are government agencies. These agencies often do not set their own budgets and therefore have little control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. As a result, even if an agency wants to acquire our product, it may be unable to purchase due to budgetary or political constraints. Some government agency orders may also be canceled or substantially delayed due to budgetary, political or other scheduling delays, which frequently occur in connection with the acquisition of products by such agencies.

Government regulation of our products may adversely affect sales.

Our device is classified as a firearm regulated by the Bureau of Alcohol, Tobacco and Firearms involving substantial regulatory compliance. Our device may also face state restrictions, especially regarding sales to security agencies. Our product sales may be significantly affected by federal, state and local regulation. Failure to comply with regulations could also result in the imposition of fines, penalties and other actions that could adversely impact our financial position, cash flows and operating results.

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

Our products, including BolaWrap™ 100, have limited issued patents or other intellectual property protection. If we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights.

Our future success depends in part upon our proprietary technology. Aside from one issued patent related to the BolaWrap™ 100, none of our products, including BolaWrap™, have any issued patented or other intellectual property protection. Our protective measures taken thus far, including our one issued patent, pending patents, trademarks and trade secret laws, may prove inadequate to protect our proprietary rights. There can be no assurance we will be granted any patent rights from pending patents. The scope of any possible patent rights may not prevent others from developing and selling competing products. The validity and breadth of claims covered in any possible patents involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, lengthy, and expensive. In addition, any patents, if granted, may be held invalid upon challenge, or others may claim rights in or ownership of our patents.

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

In addition, it is possible that our customers may seek indemnity from us in the event that our products are found or alleged to infringe the intellectual property rights of others. Any such claim for indemnity could result in substantial expense to us that could harm our operating results.

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

We currently expect our BolaWrap™ 100 product will be the source of all of any future revenue. Revenue, if any, is expected to vary significantly due to a number of factors. Many of these factors are beyond our control. Any one or more of these factors, including those listed below, could cause us to fail to achieve our revenue expectations. These factors include:

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
●
unpredictable warranty costs associated with our products;
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

Some or all of these factors could adversely affect demand for our products and, therefore, adversely affect our future operating results. As a result of these and other factors, we believe that period-to-period comparisons of our operating results may not be meaningful in the near term, and accordingly you should not rely upon our performance in a particular period as indicative of our performance in any future period.

Our expense may vary from period to period, which could affect quarterly results and our stock price.

If we incur additional expense in a quarter in which we do not experience increased revenue, our results of operations will be adversely affected and we may incur larger losses than anticipated for that quarter. Factors that could cause our expense to fluctuate from period to period include:

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

We depend on certain domestic and foreign suppliers for the delivery of components used in the assembly of our product. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or subassemblies and reduced control over pricing and timing of delivery of components and subassemblies. Specifically, we will depend on suppliers of sub-assemblies, machined parts, injection molded plastic parts, and other miscellaneous custom parts for our product. We do not have any long-term supply agreements with any planned suppliers. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenue, profitability and financial condition.

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

Risk Factors Relating to Our Common Stock

Currently, there is a limited public market for our common stock, and there can be no assurances that any established public market will ever develop. Our common stock has been, and is expected to be, subject to significant price fluctuations.

Our common stock was quoted commencing in late May 2018 and there is a limited public market for our securities. There can be no assurances that an established public market for our common stock will develop or the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors. Since initial quotation, shares of our common stock have traded sporadically and are expected to continue to be subject to significant price fluctuations. In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock.

Either of the above factors could adversely affect the liquidity and trading price of our common stock. Until an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of BolaWrap 100 and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Our common stock is subject to “penny stock” rules.

Our common stock is currently defined as a “penny stock” under Rule 3a51-1 promulgated under the Exchange Act. “Penny stocks” are subject to Rules 15g-2 through 15g-7 and Rule 15g-9, which impose additional sales practice requirements on broker-dealers that sell penny stocks to persons other than established customers and institutional accredited investors. Among other things, for transactions covered by these rules, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, these rules may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. To the extent our common stock is subject to the penny stock regulations, the market liquidity for our shares will be adversely affected.

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

Sales or distributions of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. Many of the shares of our common stock, other than the shares held by executive officers and directors, are eligible for immediate resale in the public market. Substantial selling of our common stock could adversely affect the market price of our common stock.

Until our common stock is fully distributed and an orderly market develops in our common stock, the price at which our common stock trades may fluctuate significantly and may be lower or higher than the price that would be expected for a fully distributed issue.

Our officers and directors are among our largest shareholders, and may have certain personal interests that may affect the Company.

Management owns 74% of our common stock at June 30, 2018. As a result, our management, acting individually or as a group, has the potential ability to exert influence on the outcome of issues requiring approval by the Company’s shareholders. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

We may issue additional shares of common stock in the future. The issuance of additional shares of common stock may reduce the value of your common stock.

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

Sales of common stock issuable upon the exercise of any future options or warrants may lower the price of our common stock.

We adopted a stock option plan on March 31, 2017, which authorizes the grant of options or restricted stock awards to purchase up to 2.0 million shares of our common stock to our employees, directors and consultants. In May 2018 we granted options on 1,847,500 shares. The issuance of shares of common stock issuable upon the exercise or conversion of options could cause substantial dilution to existing holders of common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from the issuance of these shares could negatively affect the terms on which we are able to obtain equity financing.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1  –  Certification of David Norris, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2  –  Certification of James A. Barnes, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1  –  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by David Norris, Principal Executive Officer, and James A. Barnes, Principal Financial Officer.*

Extensible Business Reporting Language (XBRL) Exhibits*

101.INS
XBRL Instance Document*
101.SCH
XBRL Taxonomy Extension Schema Document*
101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF
XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB
XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed concurrently herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WRAP TECHNOLOGIES, INC. By: /s/ JAMES A BARNES James A Barnes Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)
Date:
August 3, 2018