Form 10-Q
period 2018-09-30
WRAP TECHNOLOGIES, INC.
filed 2018-11-09
CIK 1702924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [ X ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X]

As of November 8, 2018 a total of 27,364,607 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

WRAP TECHNOLOGIES, INC.

-i-

Wrap Technologies, Inc.
Condensed Balance Sheets

	September 30,
	2018	December 31,
	(unaudited)	2017
ASSETS
Current assets:
Cash	$1,365,495	$3,083,976
Inventories, net	125,289	131,192
Prepaid expenses and other current assets	18,654	11,446
Total current assets	1,509,438	3,226,614
Property and equipment, net	36,610	36,668
Intangible assets, net	48,226	-
Other assets, net	1,512	1,512
Total assets	$1,595,786	$3,264,794

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$76,482	$36,165
Accrued liabilities	64,456	60,314
Deferred revenue	450	-
Note payable	8,076	-
Deferred and accrued officer compensation	96,000	96,000
Total current liabilities	245,464	192,479

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; none issued and outstanding	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 22,803,533 shares issued and outstanding each period, respectively	2,280	2,280
Additional paid-in capital	4,460,747	4,137,936
Accumulated deficit	(3,112,705)	(1,067,901)
Total stockholders' equity	1,350,322	3,072,315
Total liabilities and stockholders' equity	$1,595,786	$3,264,794

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Condensed Statements of Operations
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Revenues:
Product sales	$1,890	$-	$1,890	$-
Other revenue	-	-	-	-
Total revenues	1,890	-	1,890	-
Cost of revenues	1,607	-	1,607	-
Gross profit	283	-	283	-

Operating expenses:
Selling, general and administrative	665,910	105,210	1,586,652	270,854
Research and development	168,432	46,334	458,046	252,675
Total operating expenses	834,342	151,544	2,044,698	523,529
Loss from operations	(834,059)	(151,544)	(2,044,415)	(523,529)

Other income (expense):
Interest expense	(352)	-	(1,674)	-
Other	527	-	1,285	-
	175	-	(389)	-
Net loss	$(833,884)	$(151,544)	$(2,044,804)	$(523,529)

Net loss per basic common share	$(0.04)	$(0.01)	$(0.09)	$(0.03)
Weighted average common shares used to compute net loss per basic common share	22,803,533	20,402,717	22,803,533	19,850,234

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Condensed Statements of Cash Flows
(unaudited)

	For the Nine Months
	Ended September 30,
	2018	2017

Cash Flows From Operating Activities:
Net loss	$(2,044,804)	$(523,529)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	8,073	4,511
Share-based compensation	322,811	-
Changes in assets and liabilities:
Inventories	5,903	(96,667)
Prepaid expenses and other current assets	32,227	(16,969)
Accounts payable	40,317	52,870
Deferred and accrued officer compensation	-	26,000
Accrued liabilities and other	4,592	21,015
Net cash used in operating activities	(1,630,881)	(532,769)

Cash Flows From Investing Activities:
Capital expenditures for property and equipment	(8,015)	(33,595)
Investment in patents and trademarks	(48,226)	-
Net cash used in investing activities	(56,241)	(33,595)

Cash Flows From Financing Activities:
Proceeds from common stock subscribed	-	60,000
Sale of common stock	-	275,000
Payment of notes payable	(31,359)	-
Net cash provided by financing activities	(31,359)	335,000

Net decrease in cash and cash equivalents	(1,718,481)	(231,364)
Cash, beginning of period	3,083,976	255,072
Cash, end of period	$1,365,495	$23,708

Supplemental Disclosure of Non-Cash Investing
and Financing Activities:
Prepaid insurance financed with note payable	$39,435	$-

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

Wrap LLC’s acquisition of MegaWest and its subsequent merger with and into the MegaWest wholly-owned subsidiary and exchange of member units for common stock was accounted for as a reverse recapitalization of Wrap LLC. Wrap LLC, now the Company, was deemed the accounting acquirer with MegaWest the accounting acquiree. The Company’s financial statements are in substance those of Wrap LLC, and are deemed to be a continuation of Wrap LLC’s business from its inception date of March 2, 2016. The balance sheet of the Company continues at historical cost, as the accounting acquiree had no assets or liabilities and no goodwill or intangible assets were recorded as part of the recapitalization of the Company.

To reflect the recapitalization, historical common shares and additional paid-in capital have been retroactively adjusted using the exchange ratio of approximately 23,930.60 shares for each membership unit of Wrap LLC.

Basis of Presentation and Use of Estimates
The Company’s unaudited interim financial statements and related notes included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed balance sheet at December 31, 2017 was derived from audited financial statement but certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The interim financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2017. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

1.
ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Liquidity
On October 30, 2018 the Company obtained gross cash proceeds of $13.68 million and net cash proceeds of approximately $12.14 million from the sale of 4,561,074 units (“Units”) for $3.00 per Unit. Each Unit consists of one share of common stock and one detachable two-year warrant to purchase one share of common stock at an exercise price of $5.00 per share (the “Offering”). See Note 11.

At September 30, 2018 the Company had cash of $1.36 million and working capital of $1.26 million. Since inception in March 2016 the Company has generated significant losses from operations and anticipates that it will continue to generate significant losses from operations. The Company experienced net cash used in operating activities of $1.63 million for the nine months ended September 30, 2018 which raised substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of this Form 10-Q. However, as a result of the Offering, as of October 31, 2018 the Company had $13.2 million of cash, which alleviated  any substantial doubt about the Company’s ability to continue as a going concern. These funds will be used to fund the Company’s operations, including product development, manufacturing, sales and marketing and expansion of its patent portfolio, as well as to provide working capital and funds for other general corporate purposes. These funds are sufficient to fund the Company’s operations beyond the next twelve months from the date of filing of this Form 10-Q.

Stock Based Compensation
The Company follows the fair value recognition provisions issued by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation (“ASC 718”) and has adopted Accounting Standards Update (“ASU”) 2018-07 for stock-based transactions with non-employees. Stock based compensation expense recognized during the three and nine months ended September 30, 2018 includes compensation expense for all stock-based payments based on a grant date fair value using the Black-Scholes valuation model. The grant date is the date at which an employer and employee or non-employee reach a mutual understanding of the key terms and conditions of a stock-based payment award.

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

Income Taxes
Until its reverse recapitalization on March 31, 2017, the Company was treated as a partnership for federal and state income tax purposes and did not incur income taxes. Instead, its losses were included in the income tax returns of the member partners. Accordingly, no provision or liability for federal or state income taxes has been included in these financial statements for the period prior to March 31, 2017 and no income tax expense was recorded for period ended September 30, 2018 due to losses incurred.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part I of this ASU are effective for the Company as of January 1, 2019 with early adoption permitted.  The amendments in Part II of this ASU replace the indefinite deferral of certain guidance in Topic 480 with a scope exception. The amendments in Part II of this ASU do not require any transition guidance. The Company does not expect adoption of this ASU to have any impact on its historical financial statements but is permitted and intends to adopt retrospectively to January 1, 2018 for any equity securities with down round features.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“Topic 820”): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, to improve the effectiveness of fair value measurement disclosures by removing or modifying certain disclosure requirements and adding other requirements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that ASU 2018-13 will have on its financial statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or operating results.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

2.
REVENUE AND PRODUCT COSTS

The Company had no historical revenue prior to the quarter ended September 30, 2018 and accordingly all revenue will be reported in accordance with Topic 606, which the Company adopted on January 1, 2018. There were no adjustments to prior period amounts nor changes to stockholders’ equity (accumulated deficit) required upon adoption.

During the nine months ended September 30, 2018 the Company delivered demonstration products to customers at no charge, incurring $146,346 of product and shipping costs expensed as product promotion costs. The Company enters into contracts that include various combinations of products, accessories and services, such as training, each of which are generally disti4nct and are accounted for as separate performance obligations.

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account in Topic 606. For contracts with a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts with multiple performance obligations, the Company allocates the contract transaction price to each performance obligation using the Company’s estimate of the standalone selling price (“SSP”) of each distinct good or service in a contract. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price considering available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

Performance obligations to deliver products and accessories are generally satisfied at the point in time the Company ships the product, as this is when the customer obtains control of the asset under our standard terms and conditions. The Company has elected to recognize shipping costs as an expense in cost of revenues when control has transferred to the customer. The revenues and costs of training are recognized when the training is completed, generally following delivery of related products.

At September 30, 2018 the Company had deferred revenue of $450 related to training delivered in October for product delivered in September 2018.

Estimated costs for the Company’s standard one-year warranty are charged to cost of products sold when revenue is recorded for the related product.

3.
INVENTORIES, NET

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the weighted average cost method. As of September 30, 2018 and December 31, 2017, respectively, inventories consisted of the following:

	September 30,	December 31,
	2018	2017
Finished goods	$40,363	$5,308
Work in process	2,603	5,484
Raw materials	82,323	120,400
	$125,289	$131,192

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

4.
PROPERTY AND EQUIPMENT, NET

As of September 30, 2018 and December 31, 2017, respectively, property and equipment consisted of the following:

	September 30,	December 31,
	2018	2017
Laboratory equipment	$13,980	$12,730
Tooling	22,683	18,165
Computer equipment	6,398	4,151
Furniture and fixtures	9,595	9,595
	52,656	44,641
Accumulated depreciation	(16,046)	(7,973)
	$36,610	$36,668

Depreciation expense was $8,073 and $4,511 for the nine months ended September 30, 2018 and 2017, respectively.

5.
INTANGIBLE ASSETS, NET

Intangible assets at September 30, 2018 consisted of patents and trademark costs of $48,226. Upon the Company’s first patent approval in July 2018 the Company commenced capitalizing patent and trademark costs which consist of legal and filing fees related to the prosecution of patent filings. The costs related to issued patents will be amortized using the straight-line method over the estimated remaining lives of issued patents which is 20 years from the initial filing. An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. There was no amortization expense for the period ended September 30, 2018.

6.
NOTE PAYABLE

In January 2018, the Company financed $39,435 of insurance obligations pursuant to a short-term note agreement, which note accrues interest at a rate of 7.15% per annum, and which is payable in ten monthly principal and interest payments of $4,074 due through November 2018.

7.
DEFERRED AND ACCRUED COMPENSATION

From March 2016 through February 2017, the Company accrued monthly compensation for the services of two officers in the aggregate amount of $7,000 per month payable to Syzygy Licensing, LLC (“Syzygy”). In March 2017 the Company accrued and deferred $6,000 compensation to each of the two officers. The balance payable to Syzygy as of September 30, 2018 was $84,000 and the accrued deferred compensation aggregated $12,000. These balances accrue without interest. No payment terms or schedule has been established.

8.
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

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

8.
STOCKHOLDERS’ EQUITY AND STOCK BASED COMPENSATION (continued)

In May 2018 the Company granted certain stock options under the Plan exercisable for a total of 1,847,500 shares of common stock at an exercise price of $1.50 per share. Subsequent to the quarter ended September 30, 2018, the Company granted consultant options outside of the Plan exercisable for 100,000 shares of common stock at an exercise price of $3.00 per share with 50% vesting ratably over 18 months and the balance vesting based on performance.

The following table summarizes stock option activity under the Plan for the nine months ended September 30, 2018:

		Weighted Average
	Options on		Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding January 1, 2018	-	-	-	$-
Granted	1,847,500	$1.50	5.00	-
Exercised	-	-	-	-
Forfeited, cancelled, expired	-	-	-	-
Outstanding September 30, 2018	1,847,500	$1.50	4.65	$4,434,000
Vested and exercisable at September 30, 2018	225,000	$1.50	4.65	$540,000

The Company recorded stock-based compensation in its statements of operations for the relevant periods as follows:

	For the Three Months		For the Nine Months
	Ended Septemer 30,		Ended September 30,
	2018	2017	2018	2017
Selling, general and administrative	$125,467	$-	$251,345	$-
Research and development	24,371	-	71,466	-
Total stock-based expense	$149,838	$-	$322,811	$-

As of September 30, 2018, total estimated compensation cost of stock options granted but not yet vested was $696,933, which is expected to be recognized over the weighted average period of 1.4 years.

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted. The following table summarizes the assumptions used to compute the fair value of options granted to employees and nonemployees:

Nine Months
Ended
September 30,
2018
Expected stock price volatility	47%
Risk-free interest rate	2.67%
Forfeiture rate	0%
Expected divident yield	0%
Expected life of options - years	2.75 - 5.00
Weighted-average fair value of options granted	$0.55

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

8.
STOCKHOLDERS’ EQUITY AND STOCK BASED COMPENSATION (continued)

Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of awards. The Company’s estimated volatility was based on an average of the historical volatility of peer entities whose stock prices were publicly available. The Company’s calculation of estimated volatility is based on historical stock prices of these peer entities over a period equal to the expected life of the awards. The Company uses the historical volatility of peer entities due to the lack of sufficient historical data of its stock price, as it only recently commenced trading.

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

9.
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

Rent expense for the nine-month period ended September 30, 2018 was $13,590. The remaining future annual minimum lease obligations under the foregoing facility lease are $3,175 and $19,051 for the balance of 2018 and 2019, respectively.

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

10.
RELATED PARTY TRANSACTIONS

Commencing in October 2017 the Company began reimbursing Mr. Elwood Norris, an officer and stockholder of the Company, $1,500 per month on a month to month basis for laboratory facility costs, for an aggregate of $13,500 during the nine months ended September 30, 2018.

See Notes 1, 7, and 9 for information on related party transactions and information.

11.
SUBSEQUENT EVENT

On October 30, 2018 the Company consummated the Offering, resulting in the receipt of gross cash proceeds of $13,683,222 and net cash proceeds of approximately $12,140,000 after deduction of commissions and offering costs, from the sale of 4,561,074 Units for $3.00 per Unit. Each Unit consists of one share of common stock and one detachable two-year warrant to purchase one share of common stock at an exercise price of $5.00 per share. The Company issued 4,561,074 shares of common stock and 4,561,074 detachable warrants. The Company also issued placement agent warrants exercisable for 456,107 shares of common stock for two years at an exercise price of $3.00 per share.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

11.
SUBSEQUENT EVENT (continued)

The following table represents the unaudited pro forma Balance Sheet data as of September 30, 2018 and has been prepared to reflect the consummation of the Offering as of September 30, 2018:

	As of September 30, 2018
	Actual	Pro Forma

Cash	$1,365,495	$13,505,495
Total assets	$1,595,786	$13,735,786
Total stockholders' equity:	$1,350,322	$13,490,322

See note 8 for additional subsequent event information.

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

We are a security technology company organized in March 2016 focused on delivering modern policing solutions to customers, primarily consisting of law enforcement and security personnel. We began demonstrations of our first product, the BolaWrap 100 remote restraint device, in November 2017. The immediate addressable domestic market consists of approximately 701,000 full-time sworn law enforcement officers in the U.S. We do not expect to report significant revenue until prospective customers test and evaluate our product. We have made improvements to our product as a result of law agency input and we expect to commence taking orders for an enhanced version of the BolaWrap 100 with a new green line-laser accessory late in the fourth quarter of 2018. There can be no assurance regarding the timing or amount of future revenue from this product or future products, if any.

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

On May 18, 2018, the Financial Industry Regulatory Authority (“FINRA”) issued a quotation clearance to our sponsoring market maker and assigned the ticker symbol “WRTC” to our common stock. Quotations for our common stock now appear under the WRTC ticker symbol on the OTCQB Venture Market for early stage and developing U.S. and international companies. Our common stock is also Depository Trust Company (“DTC”) eligible allowing for electronic clearing of trades.

During 2018, the U.S. Patent and Trademark Office granted the first four U.S. patents on our BolaWrap remote restraint device and technology. In September 2018 we commenced filing our first foreign patent applications targeting the European Union (17 countries) and 17 other countries. We currently have eight U.S. patents pending. We have additional patents being drafted as part of our strategy to protect our innovations in the U.S. and in targeted countries internationally.

Our strategy is to focus on the immediate addressable domestic market of approximately 701,000 full-time sworn officers in 15,300 federal, state and local law enforcement agencies while also beginning to explore other markets including military, border patrol and international markets. According to Stratistics MRC, we participate in a segment of the non-lethal products market expected to grow to $11.85 billion by 2023. We are unable to predict the market acceptance of our new product or the level of future sales, if any. We have demonstrated the product to over 60 agencies across the country often with media in attendance resulting in dozens of media reports including television and print that have driven hundreds of inquiries from domestic and international prospects. Over 30 law enforcement agencies took delivery of BolaWrap 100 devices during 2018. We have delivered over 200 devices at no cost to these agencies for evaluation and feedback as a result of these initial inquiries. We are making product updates as a result of initial feedback and in October 2018 announced a patent pending green line laser accessory expected to be available late in the fourth calendar quarter of 2018. We believe the enhanced version of our product with the laser accessory will meet customer requirements and we expect to pursue orders late in the fourth quarter of 2018 for delivery in early 2019. We believe we can accelerate orders in 2019. However there can be no assurance of the timing or quantity of orders or sales in future periods.

In October 2018 we completed a private placement of equity securities resulting in net cash proceeds of approximately $12,140,000. We expect to grow business functions, including production, marketing, sales, distribution, service and administration. Until we generate revenue and net cash flow from operations or obtain additional financing, we expect to have limited personnel to accomplish these functions and will primarily rely on our executives along with outside consultants and suppliers for production and certain other services. Given our limited personnel, substantial risk and uncertainty exists whether we can timely execute our business plan and achieve our operating objectives, including obtaining orders from customers and introducing new products in the future.

In October 2018 we also made application to up-list the trading of our common stock to the Nasdaq Capital Market. There is no assurance of the success or timing of the proposed up-listing to the Nasdaq exchange.

Since inception in March 2016, we have generated significant losses from operations and anticipate that we will continue to generate significant losses from operations for the foreseeable future. Although we believe that we have adequate financial resources to sustain our operations for the next year, no assurances can be given, and we may need additional capital for future operations and to market and further develop our product line and introduce new products. Obtaining any required additional financing in the future could be a significant challenge for management, and failure to secure necessary financing would have a material adverse effect on our operations.

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

Some of our accounting policies require higher degrees of judgment than others in their application. These include share-based compensation and contingencies and, going forward, areas such as revenue recognition, warranty liabilities, impairments and valuation of intangible assets. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the nine months ended September 30, 2018.

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

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

We had minimal revenues from the delivery to one customer during the three months ended September 30, 2018. While prospective customers have been testing our product we have not actively pursued orders at this time as our objective is to focus our marketing and selling efforts on the latest generation product with our green line laser. Product costs of $82,259 for the three months ended September 30, 2018 related to demonstration products and accessories delivered to law enforcement agencies were expensed as marketing costs.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three-month period ended September 30, 2018 was $665,910 compared to $105,210 for the three-month period ended September 30, 2017. The most recent period included non-cash stock-based compensation expense of $125,467 and compensation and sales consulting costs of $242,981. There were no non-cash stock-based compensation costs for the comparable period in 2017, and compensation and sales consulting costs for the 2017 period were $48,597. The increase in compensation and sales consulting costs is attributable to the increase in staffing from hiring of executives, sales employees and consultants as we commenced the introduction of our first product to market and made product demonstrations to law enforcement agencies across the United States.

Travel and entertainment costs increased from $12,222 to $85,944 for the three months ended September 30, 2017 to September 30, 2018, respectively, primarily as a result of product demonstration activities provided to law enforcement agencies across the nation during the 2018 period. Product promotion, trade show and other marketing costs were $110,670 for the three months ended September 30, 2018 compared to $13,425 for the three months ended September 30, 2017. The period over period increase is attributable to the commencement of direct sales activities with agencies and demonstration products provided at no cost during the 2018 period.

Other general and administrative costs of $100,848 during the three months ended September 30, 2018 included legal, audit and professional fees of $29,051, chairman and director fees of $40,500, public company costs of $16,714 and occupancy and office costs of $14,577. In the prior comparable three-month period, our activities were just beginning as we focused on research and development, with other general and administrative costs aggregating $30,966.

Research and Development Expense. Research and development expense for the three months ended September 30, 2018 was $168,432, which included $24,371 of non-cash stock-based compensation expense, $90,136 of compensation and consulting costs, contract research costs of $15,362 and prototype costs of $25,817. This was an increase from $46,344 of research and development expense for the comparable three-month prior period ended September 30, 2017, which included $24,791 of compensation and consulting costs and patent costs of $14,645. During the 2018 period we increased staffing for internal research and contract labor focused primarily on the Company’s new patent-pending green line laser accessory. Our research and development costs will vary depending on specific research projects and levels of internal and external staffing and prototype costs.

Net Loss. Our net loss for the three-month period ended September 30, 2018 was $833,884 compared to a net loss of $151,544 for the three-month period ended September 30, 2017, with the increase in net loss resulting from costs associated with increased staffing and activity after our December 2017 IPO, as well as the commencement of sales and marketing activities related to the BolaWrap 100 product.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

We had minimal revenues from the delivery to one customer for the nine months ended September 30, 2018. We have not actively pursued orders at this time as our objective is to focus our marketing and selling efforts on selling the latest generation product with our green line laser. Product costs of $138,801 for the nine months ended September 30, 2018 related to demonstration products and accessories delivered to law enforcement agencies, and were expensed as marketing costs.

Selling, General and Administrative Expense. Selling, general and administrative expense for the nine-month period ended September 30, 2018 was $1,586,652 compared to $270,854 for the nine-month period ended September 30, 2017. The most recent period included non-cash stock-based compensation expense of $251,345 and compensation and sales consulting costs of $645,579. There were no non-cash stock-based compensation costs for the prior year’s first nine months, and compensation and sales consulting costs were $107,139. The increase in compensation and sales consulting costs was due to the increase in staffing following the December 2017 IPO funding and the hiring of employees and sales consultants.

Travel and entertainment costs increased from $22,800 to $152,620 for the nine months ended September 30, 2017 and 2018, respectively. The period over period increase is attributable to product demonstration activities provided to law enforcement agencies across the nation during the 2018 period. Product promotion, trade show and other marketing costs were $189,144 for the nine months ended September 30, 2018 compared to $30,442 for the nine months ended September 30, 2017, which increase is attributable to the commencement of direct activities with agencies and demonstration products provided at no cost during the 2018 period.

Other general and administrative costs of $347,964 during the nine months ended September 30, 2018 included legal, audit and professional fees of $117,095, chairman and director fees of $118,000, public company costs of $70,016 and occupancy and office costs of $42,853. In the prior comparable nine-month period, our activities were just beginning as we focused on research and development, with other general and administrative costs aggregating $110,473, including $67,732 of professional fees primarily associated with audit and Merger costs.

Research and Development Expense. Research and development expense for the nine months ended September 30, 2018 was $458,046, which included $71,466 of non-cash stock-based compensation expense, $234,116 of compensation and consulting costs, contract research costs of $37,362, prototype costs of $53,219, patent costs of $24,831, travel and entertainment of $20,851 and occupancy costs of $12,755. This was an increase from $252,675 for the comparable nine-month prior period ended September 30, 2017, which included $68,955 of compensation and consulting costs, contract research costs of $125,144, prototype costs of $11,060, patent costs of $38,926 and travel and entertainment of $5,155. During the 2018 period, we increased staffing for internal research and conducted less contract research. Our research and development costs will vary depending on specific research projects and levels of internal and external staffing and prototype costs.

Net Loss. Our net loss for the nine-month period ended September 30, 2018 was $2,044,804 compared to a net loss of $523,529 for the prior period ended September 30, 2017, with the increase in net loss resulting from costs associated with increased staffing and activity after our December 2017 IPO and the commencement of sales and marketing activities related to the BolaWrap 100 product.

Liquidity and Capital Resources

Overview. Our sole source of liquidity to date has been funding from our shareholders and the sale of share of our common stock. We expect our primary source of future liquidity will be from the sale of future product, if any, and if required from future equity or debt financings.

Capital Requirements.

In December 2017, we completed a self-underwritten public offering raising gross proceeds of approximately $3.49 million from the sale of 2,328,533 shares of common stock, par value $0.0001 per share, at the public offering price of $1.50 per share. We had $1,365,495 cash on hand at September 30, 2018.

In January 2018, the Company financed $39,435 of insurance obligations pursuant to a short-term note agreement, which accrues interest at a rate of 7.15%, and which is payable in ten monthly principal and interest payments of $4,074 due through November 2018.

Subsequent to the quarter ended September 30, 2018, in October 2018 we received approximately $12,140,000 in net cash proceeds from the private sale of equity securities to certain accredited investors.

We cannot currently estimate our future liquidity requirements or future capital needs, which will depend on, amongst other things, on capital required to introduce our new product and the staffing and support requirements, as well as the timing and amount of future revenue and product costs. We anticipate that demands for operating and working capital could grow based on decisions regarding staffing, development, production, marketing and other functions and based on other factors outside of our control. We believe we have sufficient capital to sustain our operations for the next twelve months, although no assurances can be given. Additionally, no assurances can be provided that any future debt or equity capital will be available to us under favorable terms, if at all. Failure to quickly produce and sell our new product and timely obtain any required additional capital in the future will have a material adverse effect on the Company.

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

Cash Flow

Operating Activities. During the nine months ended September 30, 2018, net cash used in operating activities was $1,630,881. The net loss of $2,044,804 was decreased by non-cash expense of $322,811 for stock-based compensation and $8,073 for depreciation. Other major component changes reducing operating cash used included $5,903 reduction in inventories, a reduction of $32,227 in prepaid expense and other current assets and an increase of $44,909 in accounts payable and accrued liabilities.

During the prior period ended September 30, 2017, net cash used in operating activities was $532,769.

Investing Activities. We used $8,015 and $33,595 of cash for the purchase of property and equipment during the nine months ended September 30, 2018 and 2017, respectively. As patents have now been granted we began capitalizing patent costs and invested $48,226 in patents for the nine months ended September 30, 2018.

Financing Activities. We did not obtain any cash from financing activities in the nine-month period ended September 30, 2018. We obtained $335,000 of cash from our shareholders from the subscription and sale of common stock during the nine-month period ended September 30, 2017. Subsequent to the quarter ended September 30, 2018, in October 2018, we received approximately $12,140,000 in net proceeds from an equity financing.

Contractual Obligations

We are obligated to pay to Syzygy Licensing, LLC (“Syzygy”) a 4% royalty fee on future product sales up to an aggregate amount of $1.0 million in royalties or until September 30, 2026, whichever occurs earlier.

Other than payments under our facility lease, amounting to approximately $18,600 per year, and our short-term note payable, we currently have no other contractual obligations.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented.

Recent Accounting Pronouncements

Other than our adoption of ASC 2018-07 for stock-based transactions with non-employees which eliminates the requirement to revalue non-employee options each period, there have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended September 30, 2018, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, as of September 30, 2018 we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the existence of a known material weakness in our internal control over financial reporting as summarized in the following paragraph.

As of September 30, 2018 we had limited administrative employees and our Chief Financial Officer was responsible for initiating transactions, had custody of assets, recorded and reconciled transactions and prepared our quarterly financial reports without the sufficient segregation of conflicting duties normally required for effective internal control. We believe that the lack of segregation of duties is a material weakness in our internal controls at September 30, 2018, affecting management’s ability to conclude that our disclosure controls and procedures were effective at the reasonable assurance level.

While we plan to attempt to remediate the above noted material weakness in the future, there is no assurance that we can remediate any control deficiencies in a timely manner.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

We have a history of operating losses and expect additional losses as we commence delivering our new product line and until we achieve revenue and resulting margins to offset our operating costs. Our net loss for the year ended December 31, 2017 was $833,545 and our net loss for the nine months ended September 30, 2018 was $2,044,804. Our ability to achieve future profitability is dependent on a variety of factors, many of which are outside of our control. Failure to achieve profitability or sustain profitability, if achieved, may require us to continue to raise additional financing, which could have a material negative impact on the market value of our common stock.

We may need additional capital to execute our business plan, and raising additional capital, if possible, by issuing additional equity securities may cause dilution to existing shareholders. In addition, raising additional capital by issuing additional debt financing may restrict our operations.

Although we believe we have adequate financial resources to fund our operating expense for at least the next twelve months, and that we may be able to generate funds from product sales during that time, existing working capital may not be sufficient to achieve profitable operations due to product introduction costs, operating losses and other factors. Principal factors affecting the availability of internally generated funds include:

●
failure of product sales to meet planned projections;
●
working capital requirements to support business growth;
●
our ability to control spending; and
●
acceptance of our product in planned markets.

In the event we are required to raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be diluted significantly, and such newly issued securities may have rights, preferences or privileges senior to those of our existing shareholders. In addition, the issuance of any equity securities could be at a discount to the market price.

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

We are a development stage technology company. Although we are currently in the process of commercializing our first product, BolaWrap 100, we have generated minimal revenue, and we have not yet demonstrated an ability to overcome many of the fundamental risks and uncertainties frequently encountered by development stage companies in new and rapidly evolving fields of technology. To execute our business plan successfully, we will need to accomplish the following fundamental objectives, either on our own or with strategic collaborators:

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

Our principal product has been introduced for testing into the marketplace and remains under development as we make improvements based on ongoing customer trials. Although we are producing small numbers of commercial products, no assurance can be provided that we can successfully scale to produce higher volume commercial quantities of our principal product or that additional development will be required for a commercially viable product. We generally expect to warrant our products to be free from defects in materials and workmanship for a period of up to one year from the date of purchase. We may incur substantial and unpredictable warranty costs from post-production product or component failures. Future warranty costs could further adversely affect our financial position, results of operations and business prospects.

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

We intend to expand our sales, marketing and training programs and our manufacturing capability. Rapid expansion may strain our managerial, financial and other resources. If we are unable to manage our growth, our business, operating results and financial condition could be adversely affected. Our systems, procedures, controls and management resources also may not be adequate to support our future operations. We will need to continually improve our operational, financial and other internal systems to manage our growth effectively, and any failure to do so may lead to inefficiencies and redundancies, and result in reduced growth prospects and profitability.

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

Our future success depends in part upon our proprietary technology. We currently own four issued patents related to the BolaWrap 100 and have eight patents pending. Our protective measures taken thus far, including our issued patents, pending patents, trademarks and trade secret laws, may prove inadequate to protect our proprietary rights. There can be no assurance we will be granted any patent rights from pending patents. The scope of any possible patent rights may not prevent others from developing and selling competing products. The validity and breadth of claims covered in any possible patents involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, lengthy, and expensive. In addition, any patents, if granted, may be held invalid upon challenge, or others may claim rights in or ownership of our patents.

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

We currently expect that our BolaWrap 100 product will be the sole source of all of any future revenue in the foreseeable future. Revenue, if any, is expected to vary significantly due to a number of factors. Many of these factors are beyond our control. Any one or more of these factors, including those listed below, could cause us to fail to achieve our revenue expectations. These factors include:

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

Our common stock was quoted on the OTCQB Venture Market commencing in late May 2018 and there is a limited public market for our securities. There can be no assurances that an established public market for our common stock will develop or the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors. Since initial quotation, shares of our common stock have traded sporadically and are expected to continue to be subject to significant price fluctuations. In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock.

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

Management owned approximately 74% of our common stock at September 30, 2018. As a result, our management, acting individually or as a group, has the potential ability to exert influence on the outcome of issues requiring approval by the Company’s shareholders. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

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

We adopted a stock option plan on March 31, 2017, which authorizes the grant of options or restricted stock awards to purchase up to 2.0 million shares of our common stock to our employees, directors and consultants. In May 2018, we granted options to purchase 1,847,500 shares of our common stock. In October 2018, we issued warrants to purchase 456,107 shares of our common stock to certain accredited investors in a private placement transaction. The issuance of shares of common stock issuable upon the exercise of options or warrants could cause substantial dilution to existing holders of common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from the issuance of these shares could negatively affect the terms on which we are able to obtain equity financing.

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

We have never declared dividends on our common stock, and currently do not anticipate that we will do so in the foreseeable future. The declaration and amount of future dividends, if any, will be determined by our Board of Directors and will depend on our financial condition, earnings, capital requirements, financial covenants, regulatory constraints, industry practice and other factors our Board of Directors deems relevant.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered securities were issued during the three months ended September 30, 2018 that were not previously reported.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 4.1	Form of Investor Warrant, dated October 30, 2018. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on November 5, 2018.
Exhibit 4.2	Form of Placement Agent Warrant, dated October 30, 2018. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on November 5, 2018.
Exhibit 10.1	Form of Placement Agent Agreement, dated October 30, 2018. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on November 5, 2018.
Exhibit 10.2	Form of Registration Rights Agreement, dated October 30, 2018. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on November 5, 2018.
Exhibit 14.1	Code of Business Conduct and Ethics. *
Exhibit 31.1
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
November 9, 2018