Form 10-K
period 2018-12-31
WRAP TECHNOLOGIES, INC.
filed 2019-03-07
CIK 1702924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
[X] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was $22,087,352 based on the closing price as reported on the OTCQB operated by the OTC Markets. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 27,364,607 shares of common stock, par value $0.0001 per share, as of March 6, 2019.

 Documents Incorporated by Reference

The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to portions of the registrant’s definitive proxy statement with respect to its 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2018, pursuant to Regulation 14A.

-i-

PART I

FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K (THE “ANNUAL REPORT”) CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE “SAFE HARBOR” PROVISIONS THEREOF. THEREFORE, THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF SUCH SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FUTURE” AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED TO CONSIDER THE SPECIFIC RISK FACTORS DESCRIBED BELOW AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

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

ITEM 1. BUSINESS

Overview

We are a security technology company organized in March 2016 focused on delivering modern policing solutions to customers, primarily consisting of law enforcement and security personnel. We began demonstrations of our first product, the BolaWrap 100 remote restraint device, in November 2017. The immediate addressable domestic market consists of approximately 701,000 full-time sworn law enforcement officers in the U.S. We have demonstrated the product to over 60 agencies across the country, often with media in attendance, resulting in dozens of media reports including television and print that have driven hundreds of inquiries from domestic and international prospects. Over 40 law enforcement agencies took delivery of the BolaWrap 100 devices during 2018. We have delivered over 200 devices at no cost to these agencies for evaluation and feedback as a result of these initial inquiries and have just started filling small orders as we establish production. We have made improvements to our product as a result of law agency input and we are now taking orders for an enhanced version of the BolaWrap 100 with a new green line laser accessory scheduled to commence deliveries in the second quarter of 2019. There can be no assurance regarding the timing or amount of future revenue from this product or future products, if any.

The BolaWrap 100 is a hand-held remote restraint device that discharges an eight-foot bola style Kevlar tether to entangle an individual at a range of 10-25 feet. Inspired by law enforcement professionals, the small but powerful the BolaWrap 100 assists law enforcement to safely and effectively control encounters. Currently, law enforcement agencies authorize a continuum of force options:

●
verbal commands;
●
physical control – soft techniques of grabs and holds progressing to hard techniques such as punches and kicks;
●
less-lethal weapons – batons, pepper spray, impact munitions and conducted electrical weapons (“CEWs”); and
●
lethal force – deadly weapons such as firearms.

The BolaWrap 100 offers law enforcement a new tool to remotely and temporarily control an individual or impede flight or movement by targeting and wrapping an individual’s legs or arms.

The small, light, but rugged BolaWrap 100 is designed for weak hand operation to provide remote restraint while other use of force continuum options remain open. The design offers wide latitude of accuracy to engage and restrain targeted legs or arms of a subject. Quick eject and rapid reload of bola cartridges allows one device to be reused in a single encounter or in multiple encounters.

There are limited effective options for remote engagement, so when verbal commands go unheeded, law enforcement is faced with either hands on engagement or other potentially injurious less-lethal or lethal force. We believe our new tool is essential to meet modern policing requirements with individuals frequently not responding to verbal commands and to assuage public demands for less-lethal policing, especially in encounters with subjects experiencing a mental crisis. We believe our device minimizes the need to employ other uses of force including combat and less-lethal weapons. Many less-lethal weapons rely on “pain compliance,” often escalating encounters with potential for injury.

Primary use cases fall into the three broad categories routinely encountered by law enforcement and security personnel:

●
remotely restrain and limit the mobility of an individual that may be experiencing a mental crisis and incapable of responding to law enforcement’s verbal commands but that presents a danger to law enforcement, the public or themselves if not restrained;
●
remotely restrain and limit the mobility of an individual attempting to evade arrest or questioning, as well as individuals increasingly ignoring verbal commands from law enforcement; and
●
assist in subduing individuals actively resisting arrest by limiting mobility, possibly making other engagement options less risky to officers and less injurious to individuals.

Our commercialization strategy is to focus on the immediate addressable domestic market of approximately 701,000 full-time sworn officers in 15,300 federal, state and local law enforcement agencies (as reported in the August 2018 U.S. Department of Justice, Statistical Brief, Full-Time Employees in Law Enforcement Agencies, 1997-2016), while also exploring other markets, including military, border patrol and international markets. We have estimated an addressable international market of over 12.1 million police officers in the 100 largest police forces gathered from individual country statistics. According to Stratistics MRC, we participate in a segment of the non-lethal products market expected to grow to $11.85 billion by 2023.

Law enforcement encounters with the mentally ill or those suffering a mental crisis present a difficult challenge, often generating public controversy and costly consequences. According to the Treatment Advocacy Center: Office of Research & Public Affairs in a 2015 report on The Role of Mental Illness in Fatal Law Enforcement Encounters, one in ten police encounters involve the mentally ill and a minimum of one in four fatal police encounters involve the mentally ill.

We are unable to predict the market acceptance of our new product or the level of future sales, if any. We believe the enhanced version of our product with the green line laser accessory will meet customer requirements and we are seeking orders for delivery scheduled in the second quarter of 2019. We believe we can accelerate orders during the balance of 2019. However, there can be no assurance of the timing or quantity of orders or sales in future periods. See the section entitled “Risk Factors” included in this Annual Report for additional information regarding risks and uncertainties associated with our business.

History

We were organized as Wrap Technologies, LLC, a Delaware limited liability company (“Wrap LLC”), on March 2, 2016 by our founders Elwood G. Norris, Scot Cohen and James A. Barnes. We are headquartered in Las Vegas, Nevada. Our formation followed several months of research into ensnarement techniques by our Chief Technology Officer and primary inventor, Mr. Norris. Mr. Norris has been granted over 80 U.S. patents, and with Mr. Barnes, founded LRAD Corporation (Nasdaq:LRAD), a company engaged in directed sound technologies including non-lethal acoustic hailing and warning devices sold worldwide for law enforcement, military, government and security markets.

On March 31, 2017 Wrap LLC merged with and into a wholly-owned subsidiary MegaWest Energy Montana Corp. (“MegaWest”). Wrap LLC ceased separate existence, and MegaWest continued as the surviving entity after changing its name to Wrap Technologies, Inc. Prior to the merger, on March 22, 2017, Wrap LLC acquired privately held MegaWest from Petro River Oil Corp. (“Petro River”), a related party as a result of Scot Cohen, our Executive Chairman, also being a significant stockholder and the Executive Chairman of Petro River. MegaWest had no assets or liabilities at the date of acquisition and was not an operating business.

In December 2017, we completed a self-underwritten public offering, raising gross proceeds of approximately $3.49 million from the sale of 2,328,533 shares of our common stock, par value $0.0001 per share (“Common Stock”), at a public offering price of $1.50 per share. Three officers of the Company purchased an aggregate of 40,000 shares of Common Stock during the offering for an aggregate of $60,000.

On October 30, 2018, we completed a private placement, resulting in gross cash proceeds to the Company of $13.68 million and net cash proceeds of approximately $12.14 million from the sale of 4,561,074 units of Company securities (“Units”) for $3.00 per Unit. Each Unit consisted of one share of Common Stock and one detachable two-year warrant to purchase one share of Common Stock at an exercise price of $5.00 per share. We issued 4,561,074 shares of Common Stock and detachable warrants to certain accredited investors in the private placement. We also issued two-year warrants to purchase 456,107 shares of Common Stock at an exercise price of $3.00 per share to our placement agents and their designees. Members of our management and our existing stockholders purchased over 25% of the securities sold in the private placement, including $1.0 million invested by our Chief Technology Officer, Elwood G. Norris. In connection with the private placement, the Company agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) to register the shares of Common Stock and shares of Common Stock issuable upon exercise of the warrants issued in the offering, which registration statement was declared effective on December 10, 2018.

Plan of Operation

Our plan of operation for 2019 includes growing research, production, marketing, sales, training, distribution and service functions. We expect to focus significant efforts on domestic and international sales, training and developing volume production.

Our research and development activities for 2019 will focus on enhancing the BolaWrap 100 product and cost reduction activities. Our research plans also include focusing on creating new models of our restraining device and developing other security related products. We will also evaluate other related products for acquisition or distribution.

We currently have no plans for material acquisition of plant or equipment.

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

According to the Department of Justice (“Police Use of Nonfatal Force, 2002-2011,” Special Report NCJ 249216, Published November 2015 by the U.S. Department of Justice Office of Justice Programs, Bureau of Justice Statistics), from 2002 to 2011 an annual average of 44 million U.S. residents age 16 or older, approximately 19% of all persons of this age, had at least one face-to-face contact with a police officer. About 1.6% or 715,500 involved threats of or use of force. Additionally, about 1.3 million were handcuffed during their encounter with police. Nearly all local police departments and all federal law enforcement agencies have a use-of-force policy that dictates the level of force its officers may use to respond to various situations. In January 2017, a collaborative effort among 11 significant law enforcement leadership and labor organizations in the United States resulted in the publication of a National Consensus Policy on Use of Force (collaborative publication of 11 contributing law enforcement agencies organized by the International Association of Chiefs of Police and published in January 2017). This policy states, among other information:

●
officers shall use only the force that is objectively reasonable to effectively bring an incident under control, while protecting the safety of the officer and others;
●
officers shall use force only when no reasonably effective alternative appears to exist and shall use only the level of force which a reasonably prudent officer would use under the same or similar circumstances;
●
an officer shall use de-escalation techniques and other alternatives to higher levels of force consistent with his or her training whenever possible and appropriate before resorting to force and to reduce the need for force; and
●
when de-escalation techniques are not effective or appropriate, an officer may consider the use of less-lethal force to control a non-compliant or actively resistant individual. An officer is authorized to use agency-approved, less-lethal force techniques and issued equipment:

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

Studies have concluded that most police officers never deploy lethal force in the course of their careers. Although the vast majority of law enforcement officers around the world are armed with firearms, only a small percentage will actually ever use them. Officers, however, use less-lethal force on a regular basis. Traditional tactics such as using a control hold, baton, club, or combat to control a suspect may result not only in a risk of injury to the suspect, but also a risk that the officer will be injured. Other force options including chemical spray, impact munitions and CEWs not only risk injury, but are often controversial. Each weapon available to law enforcement has distinct advantages and disadvantages, and we believe law enforcement agencies require different tools for different situations.

We believe a new remote restraining device is necessary to meet modern policing requirements with individuals frequently not responding to verbal commands and public demands for less-lethal policing. This is more apparent in police interactions with the mentally ill. According to a report by The State of Mental Health in America, 2018; Mental Health America an estimated 40 million adults in the U.S. suffer from mental health issues. And, in a 2015 report on The Role of Mental Illness in Fatal Law Enforcement Encounters, the Treatment Advocacy Center: Office of Research & Public Affairs indicated that 7.9 million individuals have severe mental illness that disorders their thinking. Amounting to somewhat fewer than 4 in every 100 adults in America, individuals with severe mental illness generate no less than 1 in 10 calls for police service and occupy at least 1 in 5 prison and jail beds in the U.S. An estimated 1 in 3 individuals transported to hospital emergency rooms in psychiatric crisis are taken there by police.

A tool to restrain individuals at a distance may offer reduced frequency of deployment of other control techniques, including CEWs, especially in encounters with the mentally ill. We believe that the following characteristics for our new restraining product are the most important to law enforcement and security agencies:

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

The BolaWrap 100 Solution

The BolaWrap 100 is designed to perform well with respect to all of the above characteristics. We believe the BolaWrap 100 is a unique new device to restrain subjects safely and without eliminating any other use of force options necessary for the protection of law enforcement and the public. Although no use of force technique or device is 100% effective, in our opinion, unique performance could make the BolaWrap 100 a tool of choice in a range of encounters for law enforcement agencies and other security services.

Effectiveness
Without an effective remote restraint device to assist controlling an encounter, law enforcement often defaults to less-lethal weapons that rely upon a pain response or electrical induced incapacitation for effect. These methods, along with lethal force, may be necessary for the most dangerous and aggressive suspects. However, there are many encounters where remote restraint may be an option in lieu of or before physical contact with an individual to reduce possibility for flight or the possibility for injury to the individual and the officer. In volunteer testing, the BolaWrap 100 has shown to be effective in restraining individuals, hindering the flight ability and crippling the ability to fight, allowing effective further officer action.

Range
Batons and chemical sprays can only be used from close distances, usually less than five feet. Rubber bullets, beanbag rounds, and similar less-lethal impact weapons must be used at distances greater than 30 feet to minimize suspects’ injuries. Combat, come along and wrist locks require intimate contact with suspects. The BolaWrap 100 is designed to engage a suspect at 10 to 25 feet operable by the weak hand, allowing other force options to remain available. The design of the device makes it ineffective at close distances, and it is not recommended for use at less than ten feet.

Safety
The BolaWrap 100 is not intended to be a weapon. It does not rely on pain or electrical induced incapacitation for effectiveness. The wrapping effect is intended to impede flight while not inducing uncontrolled falls or injury. There is no issue of recovery time, as is the case with CEW, impact munitions or chemical devices.

Ease of Use
The BolaWrap 100 is small, light and rugged. It is simple to use, activate and deploy. It can be reloaded and deployed again as quickly as a spent cartridge can be removed and a replacement bola cartridge inserted, typically in less than five seconds. Further, the weapon requires no maintenance, and there are no electronic components in the base device. The BolaWrap 100 also does not leave contaminating residues, unlike chemical sprays that may contaminate buildings, vehicles or other closed facilities or officer uniforms.

Dependability
The BolaWrap 100 as a mechanical device is designed to operate effectively under a variety of unfavorable conditions, such as wind and rain, and is rugged and durable.

Accountability
The BolaWrap 100 is designed for professional use and not consumer use. Each device and each bola cartridge is identified with a serial number for recordkeeping purposes.

Cost
The single use, but recyclable, bola cartridge is priced at a per cartridge price to allow use in both training and active deployment. Although we do not believe that there is currently a directly competitive remote restraint device, our cartridge prices are competitive with CEWs, impact munitions and most other specialized less-lethal weapons, with the exception of the least expensive chemical sprays. However, the indirect costs of decontaminating buildings, vehicles, and uniforms resulting from the use of chemical sprays can place these sprays at an overall cost disadvantage per use.

In addition, litigation and insurance costs involving use of force for law enforcement agencies can be significant, with settlements in the millions of dollars for many departments. Reducing the frequency of need for other use of force tools and the number of injuries and fatalities caused by law enforcement officers may reduce the number of suits filed against agencies for excessive use of force, wrongful death and injury.

We believe the addition of a new remote restraint device may have the benefit of increasing goodwill between law enforcement agencies and their communities. Community relations considerations can be particularly important at a time when almost any interaction with police can be recorded and scrutinized by the media and the public.

Product

The BolaWrap 100 is a hand-held remote restraint device that discharges an eight-foot bola style Kevlar® tether to entangle an individual at a range of 10-25 feet. The BolaWrap 100 offers law enforcement a new tool to remotely engage and temporarily control individuals.

The small, light, but rugged BolaWrap 100 is designed to provide remote restraint while other use of force continuum options remain open. The design offers wide latitude of accuracy to engage and restrain targeted legs or arms of a subject. Quick eject and rapid reload of bola cartridges allows one device to be reused in a single encounter or in multiple encounters.

The bola cartridge contains two sockets that discharge two small pellets at a thirty to forty-degree angle. The pellets are linked by the eight-foot Kevlar tether such that the tether first engages an individual’s legs or arms then the force of the pellets causes the tether to wrap. Small barbs on each pellet engage clothing to retard the unwinding of the bola tether wrap. The bola cartridge contains a 9 mm fractional charge blank cartridge (as used in prop guns) to discharge the tether.

The durable body of the BolaWrap 100 contains a receptacle for the bola cartridge along with the activation, deployment and safety mechanisms. Bola cartridges are quickly ejected allowing rapid reloading, activation and deployment.

We demonstrated our first prototype device in December 2016, and developed pre-manufacturing demonstration prototypes in April 2017. We assembled first production units in November 2017, and commenced demonstrations and trial deployments with a small number of law enforcement agencies. In 2018, we delivered over 200 devices at no cost to selected law enforcement agencies for evaluation and feedback as a result of these initial inquiries, and have just started filling small orders as we establish production. In October 2018, we demonstrated our new BolaWrap green line laser accessory, and we are taking orders for this enhanced version of the BolaWrap 100. See the section entitled “Risk Factors” included in this Annual Report for additional information regarding risks and uncertainties associated with our business.

Markets

We participate in the global non-lethal market that, according to a June 2017 report by Global Market Outlook, was estimated to be $6.32 billion in 2016 and is expected to grow to $11.85 billion in 2023. The following segments are our target markets.

Law Enforcement and Corrections

Federal, state and local law enforcement agencies in the United States currently represent the primary target market for the BolaWrap 100. According to United States Department of Justice statistics (“U.S. Department of Justice, Statistical Brief, Full-Time Employees in Law Enforcement Agencies, 1997-2016: August 2018,” U.S. Department of Justice, Bureau of Justice Statistics, published July 2011), there were nearly 18,000 of these agencies in the United States in 2016 that employed approximately 701,000 full-time, sworn law enforcement officers. In 2005, the United States Bureau of Justice statistics (“Census of State and Federal Correctional Facilities, 2005,” U.S. Department of Justice, Bureau of Justice Statistics, published October 2008) estimated that there were 295,000 correctional officers in over 1,800 federal and state correctional facilities in the United States.

Additionally, we have estimated an addressable international market of over 12.1 million police officers in the 100 largest police forces gathered from individual country statistics. We delivered our first foreign order in 2018, accepted an additional order, and are currently fielding inquiries from countries in Asia, South America, Europe and the Middle East.

United States Border Patrol (“USBP”)

With over 21,000 agents (“Border Patrol Overview,” U.S. Customs and Border Protection, January 27, 2015, Web. 25, September 2017, https://www.cbp.gov/border-security/along-us-borders/overview), the USBP is one of the largest law enforcement agencies in the United States with a large number of encounters with individuals requiring soft engagement techniques. We believe the BolaWrap 100 can be an effective tool to safely assist in detention of individuals subject to the agency’s jurisdiction. The BolaWrap 100 offers an additional tool for frontline agents to de-escalate encounters while effecting agent responsibilities.

Private Security Firms and Guard Services

According to 2016 Bureau of Labor Statistics estimates (“Occupational Employment Statistics,” United States Department of Labor, March 31, 2017, Web. 25 September 2017), there were approximately 1.1 million privately employed security guards in the United States. They represent a broad range of individuals, including those employed by investigation and security services, hospitals, schools, local government, and others. We believe that some security personnel armed with the BolaWrap 100 could be effective to de-escalate some encounters without eliminating other tools available today. Providing guards with the BolaWrap 100 may reduce the potential liability of private security companies and personnel in such encounters.

Although there are use cases in correctional facilities and by certain military policing personnel, we are initially targeting the BolaWrap 100 for law enforcement and security personnel markets. We do not currently plan a consumer version of the device.

Selling and Marketing

Law enforcement agencies represent our primary target market. In this market, we expect that the decision to purchase the BolaWrap 100 will normally be made by a group of people including the agency head, his training staff, and use of force and weapons experts. The decision sometimes involves political decision-makers, such as city council members. Although we expect the decision-making process for a remote restraint device will be less controversial than that for less-lethal products such as CEWs, we still expect the process to take as little as a few weeks or as long as a year or more partially due to budgeting reasons.

Although initial sales will be made by our executive and sales employees, we may determine to utilize existing networks of independent regional police equipment distributors compensated on a commission and incentive basis in the future.

Most law enforcement and corrections agencies will not purchase new use of force devices until a training program is in place to certify officers in their proper use. We have developed and offer training and class materials that certify law enforcement trainers as instructors in the use and limitations of the BolaWrap 100. Since launching our ‘Train the Trainer’ program in October 2018, 43 U.S. police departments have received formal training; over 170 of their trainers are now certified BolaWrap 100 instructors qualified to train line officers. We require training prior to use of the BolaWrap 100 by individual departments.

We participate in a variety of trade shows and plan to participate in conferences. We expect our marketing efforts will also benefit from significant free media coverage. Other marketing communications may include video e-mails, press releases, and conventional print advertising in law enforcement trade publications. Our website contains marketing information and we are engaged in social media outreach and communications.

Our Strategy

Our goal is to realize the potential of a new remote restraint device targeting law enforcement and security personnel. We aim to produce a product line starting with the BolaWrap 100 to meet the requirements of these customers. The key elements of our strategy include:

●
produce a product line meeting customer requirements as a new tool to aid in the retention of individuals to make encounters more effective and less dangerous to members of law enforcement and the public;
●
develop a robust production and supply system to support our customers;
●
rapidly expand our training to support proper use of the product, and
●
develop relationships with customers requiring large numbers of products, mainly larger city police departments and larger agencies.

We also plan to actively engage international markets and plan to develop products for use by security and related personnel.

Related Party License and Royalties

We are obligated to pay royalties pursuant to an exclusive Amended and Restated Intellectual Property License Agreement, dated as of September 30, 2016, with Syzygy Licensing, LLC (“Syzygy”), a private technology invention, consulting and licensing company owned and controlled by Elwood G. Norris and James A. Barnes, both officers and stockholders of the Company. Syzygy has no ongoing operations, and does not engage in any manufacturing, production or other related activities.

The agreement provides for the payment of royalties of 4% of revenue from products employing the licensed device technology up to the earlier to occur of (i) the payment by the Company of an aggregate of $1.0 million in royalties, or (ii) September 30, 2026. All development and patent costs have been paid by us and patent applications and the technology related to the BolaWrap 100 have been assigned to the Company, subject to the royalty obligation.

Manufacturing and Suppliers

We completed our first generation design, and completed an initial small volume production of the BolaWrap 100 and related cartridges to support our demonstrations. We have also completed design of our second generation product incorporating our green line laser and other improvements resulting from customer feedback. We are commencing volume production with initial deliveries scheduled for the second quarter of 2019. We source components from a variety of suppliers with final assembly, testing and shipping occurring in our facility in Las Vegas, Nevada. We believe arranging and maintaining quality volume manufacturing capacity will be essential to the performance of our products and the growth of our business.

Warranties

We expect to warranty our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase. The warranty will be generally a limited warranty, and in some instances impose certain shipping costs on the customer. We expect in most cases it will be more economical and effective to replace the defective device rather than repair.

Competition

Although we are targeting the BolaWrap 100 as a new solution for law enforcement and not as a replacement for other tools currently in use, we will still compete with other use of force products for budgets. Law enforcement agencies may also determine that we are an alternative to other solutions in spite of such positioning.

Other use of force devices, including CEWs sold by Axon Enterprises, Inc. (formerly Taser International, Inc.), and pepper spray, batons, impact weapons sold by companies such as Defense Technology will compete with the BolaWrap 100 indirectly. Many law enforcement and corrections personnel consider such less-lethal weapons to be distinct tools, each best-suited to a particular set of circumstances. Consistent with this tool kit approach, purchasing any given tool does not preclude the purchase of one or several more. In other cases, budgetary considerations and limited space on officers’ belts dictate that only a limited number of devices will be purchased and carried. We believe the BolaWrap 100’s unique remote restraint use, effectiveness, and low possibility of injury will enable it to compete effectively against other alternatives.

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

The BolaWrap 100 is also considered a crime control product by the U.S. government. Accordingly, the export of our devices is regulated under export administration regulations. As a result, we must obtain export licenses from the Department of Commerce for all shipments to foreign countries. We do not expect the need to obtain these licenses will cause a material delay in any future foreign shipments. Export regulations also prohibit the further shipment of our products from foreign markets in which we hold a valid export license to foreign markets in which we do not hold an export license for our products.

Foreign regulations, which may affect our device, and sale thereof, are numerous and often unclear. We expect to work with an agent, distributor or advisor who is familiar with the applicable import regulations in each of any targeted foreign markets.

Intellectual Property

We intend to protect our intellectual property assets including issued patents, pending patents, trademarks, trade craft and trade secrets such as know-how. In addition, we use confidentiality agreements with employees and some suppliers to ensure the safety of our trade secrets. We currently have four issued U.S. patents related to the BolaWrap 100, and have six additional U.S. patents pending. In September 2018, we commenced filing our first foreign patent applications targeting the European Union (17 countries) and 17 other countries, all of which are currently pending. We have reserved rights to file additional foreign patents. We have also been granted trade name protection for “BolaWrap,” and expect to employ a combination of registered and common law trade names, trademarks and service marks in our business. We expect to rely on a variety of intellectual property protections for our products and technologies, including contractual obligations, and we intend to pursue a policy of vigorously enforcing such rights.

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

Employees and Executive Officers

We currently have four executive officers. We have thirteen other employees, with five engaged in sales, marketing and training, four in production, two in research and development and two in administration. We employ consultants from time to time to provide additional sales, marketing, training and research and development services.

We believe we offer competitive compensation and other benefits and that our employee relations are good.

Available Information

As a public company, we are required to file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and other information (including any amendments) with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You can find our SEC filings at the SEC’s website at http://www.sec.gov.

Our Internet address is www.wraptechnologies.com. Information contained on our website is not part of this Annual Report. Our SEC filings (including any amendments) will be made available free of charge on www.wraptechnologies.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS

An investment in our Company involves a high degree of risk. In addition to the other information included in this Annual Report, you should carefully consider the following risk factors in evaluating an investment in our Company. You should consider these matters in conjunction with the other information included or incorporated by reference in this Annual Report. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be negatively impacted. In that event, the market price of our Common Stock could decline, and you could lose part or all of your investment.

Risk Factors Relating to Our Business

We have a history of operating losses, expect additional losses and may not achieve or sustain profitability.

We have a history of operating losses and expect to incur additional losses as we commence delivering our new generation product and until we achieve sufficient revenue and resulting margins to offset our operating costs. Our net loss for the years ended December 31, 2018 and 2017 was $3,336,435 and $833,545, respectively. Our ability to achieve future profitability is dependent on a variety of factors, many of which are outside of our control. Failure to achieve profitability or sustain profitability, if achieved, may require us to raise additional financing, which could have a material negative impact on the market value of our Common Stock.

We may need additional capital to execute our business plan, and raising additional capital, if possible, by issuing additional equity securities may cause dilution to existing stockholders. In addition, raising additional capital by issuing additional debt instruments may restrict our operations.

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

In the event we are required to raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be diluted significantly, and such newly issued securities may have rights, preferences or privileges senior to those of our existing stockholders. In addition, the issuance of any equity securities could be at a discount to the market price.

If we incur debt financing, the payment of principal and interest on such indebtedness may limit funds available for our business activities, and we could be subject to covenants that restrict our ability to operate our business and make distributions to our stockholders. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem stock or make investments. There is no assurance that any equity or debt financing transaction will be available on acceptable terms, if at all.

We are a development stage technology company with minimal revenue and limited experience developing security technology for law enforcement or other security personnel, as well as other areas required for the successful development and commercialization of the BolaWrap 100, our first product, which makes it difficult to assess our future viability.

We are a development stage technology company. Although we are commercializing our first product, the BolaWrap 100, we have generated minimal revenue to date, and we have not yet demonstrated an ability to overcome many of the fundamental risks and uncertainties frequently encountered by development stage companies in new and rapidly evolving fields of technology. To execute our business plan successfully, we will need to accomplish the following fundamental objectives, either on our own or with strategic collaborators:

●
successfully commercialize the BolaWrap 100, and develop additional future products for commercialization;
●
develop, obtain and maintain required regulatory approvals for commercialization of products we produce;
●
establish an intellectual property portfolio for the BolaWrap 100 and other future products;
●
establish and maintain sales, distribution and marketing capabilities, and/or enter into strategic partnering arrangements to access such capabilities;
●
gain market acceptance for the BolaWrap 100 and/or other future products; and
●
obtain adequate capital resources and manage our spending as costs and expenses increase due to research, production, development, regulatory approval and commercialization of the BolaWrap 100 and/or other future products.

Our principal product remains under development, and has not yet been produced in recurring commercial quantities. We may incur significant and unpredictable warranty costs as our products are introduced and produced.

Our principal product has been introduced into the marketplace for testing and remains under development as we make improvements based on ongoing customer trials. Although we are producing small numbers of commercial products, no assurance can be provided that we can successfully scale to produce higher volume commercial quantities of our principal product or that additional development will not be required for a commercially viable product. We generally expect to warrant our products to be free from defects in materials and workmanship for a period of up to one year from the date of purchase. We may incur substantial and unpredictable warranty costs from post-production product or component failures. Future warranty costs could further adversely affect our financial position, results of operations and business prospects.

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

We will be dependent on sales of the BolaWrap 100 for the foreseeable future, and if this product is not widely accepted, our growth prospects will be diminished.

We expect to depend on sales of the BolaWrap 100 and related cartridges for the foreseeable future. A lack of demand for this product, or its failure to achieve broad market acceptance, would significantly harm our growth prospects, operating results and financial condition.

Our international operations could be harmed by factors including political instability, natural disasters, fluctuations in currency exchange rates, and changes in regulations that govern international transactions.

We expect to sell our products worldwide and have commenced export activities for multiple countries. We expect exports to become a significant part of our future business. The risks inherent in international trade may reduce our international sales and harm our business and the businesses of our customers and our suppliers. These risks include, among other things:

●
changes in tariff regulations;
●
political instability, war, terrorism and other political risks;
●
foreign currency exchange rate fluctuations;
●
establishing and maintaining relationships with local distributors, agents and dealers;
●
lengthy shipping times and accounts receivable payment cycles;
●
import and export control and licensing requirements;
●
compliance with a variety of U.S. laws, including the Foreign Corrupt Practices Act, by us or key subcontractors;
●
compliance with a variety of foreign laws and regulations, including unexpected changes in taxation and regulatory requirements;
●
greater difficulty in safeguarding intellectual property abroad than in the U.S.; and
●
difficulty in staffing and managing geographically diverse operations.

These and other risks may preclude or curtail international sales or increase the relative price of our products compared to those manufactured in other countries, reducing the demand for our products. Failure to comply with U.S. and foreign governmental laws and regulations applicable to international business, such as the Foreign Corrupt Practices Act or U.S. export control regulations, could have an adverse impact on our business with the U.S. and foreign governments.

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

Our distribution strategy is to pursue sales through multiple channels with an emphasis on direct sales and, in the future, independent distributors. Our inability to recruit and retain sales personnel and police equipment distributors who can successfully sell our products could adversely affect our sales. If we do not competitively price our products, meet the requirements of any future distributors or end-users, provide adequate marketing support, or comply with the terms of any distribution arrangements, such distributors may fail to aggressively market our product or may terminate their relationships with us. These developments would likely have a material adverse effect on our sales. Should we employ distributors, our reliance on the sales of our products by others would also make it more difficult to predict our revenue, cash flow and operating results.

We expect to expend significant resources to generate sales due to our lengthy sales cycle, and such efforts may not result in sales or revenue.

Generally, law enforcement agencies consider a wide range of issues before committing to purchase a product, including product benefits, training costs, the cost to use our product in addition to, or in place of, other use of force products, product reliability and budget constraints. The length of our sales cycle may range from 30 days to a year or more. We may incur substantial selling costs and expend significant effort in connection with the evaluation of our product by potential customers before they place an order, if they place an order at all. If these potential customers do not purchase our product, we will have expended significant resources without corresponding revenue.

Most of our intended end-users are subject to budgetary and political constraints that may delay or prevent sales.

Most of our intended end-user customers are government agencies. These agencies often do not set their own budgets and therefore have little control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. As a result, even if an agency wants to acquire our product, it may be unable to purchase our product due to budgetary or political constraints. Some government agency orders may also be canceled or substantially delayed due to budgetary, political or other scheduling delays, which frequently occur in connection with the acquisition of products by such agencies.

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

Our product is also controlled by the United States Department of Commerce (“DOC”) for exports directly from the United States. Consequently, we need to obtain export licenses from the DOC for the export of our products from the United States. Compliance with or changes in U.S. export regulations could significantly and adversely affect any future international sales.

Certain foreign jurisdictions may restrict the importation or sale of our products, limiting our international sales opportunities.

Our products, including the BolaWrap 100, have limited issued patents or other intellectual property protection. If we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights.

Our future success depends in part upon our proprietary technology. We currently own four issued U.S. patents related to the BolaWrap 100 and have six U.S. patents pending. We have filed foreign patent applications in the European Union (17 countries) and 17 other countries, and reserved our rights to file additional foreign patents. Our protective measures taken thus far, including our issued patents, pending patents, trademarks and trade secret laws, may prove inadequate to protect our proprietary rights. There can be no assurance we will be granted any patent rights from pending patents. The scope of any possible patent rights may not prevent others from developing and selling competing products. The validity and breadth of claims covered in any possible patents involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, lengthy, and expensive. In addition, any patents, if granted, may be held invalid upon challenge, or others may claim rights in or ownership of our patents.

Our competitive position will be seriously damaged if our products are found to infringe on the intellectual property rights of others.

Other companies and our competitors may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our products. Any intellectual property infringement claims made against us, with or without merit, could be costly and time-consuming to defend and divert our management’s attention from our business. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results could be adversely affected. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of our resources. An adverse result from intellectual property litigation could force us to do one or more of the following:

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

We currently expect that the BolaWrap 100 will be the sole source of our revenue in the foreseeable future. We expect our revenue, if any, to vary significantly due to a number of factors. Many of these factors are beyond our control. Any one or more of these factors, including those listed below, could cause us to fail to achieve our revenue expectations. These factors include, among others:

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

We depend on certain domestic and foreign suppliers for the delivery of components used in the assembly of our product. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or sub-assemblies and reduced control over pricing and timing of delivery of components and subassemblies. Specifically, we will depend on suppliers of sub-assemblies, machined parts, injection molded plastic parts, and other miscellaneous custom parts for our product. We do not have any long-term supply agreements with any planned suppliers. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenue, profitability and financial condition.

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

We will need to improve internal controls and management oversight systems. Our small size and limited personnel and consulting resources make doing so more challenging than for more established entities. We may not be able to prevent or detect misstatements in our reported financial statements due to limited segregation of duties, system errors, the potential for human error, unauthorized actions of employees or contractors, inadequacy of controls, temporary lapses in controls due to shortfalls in transition planning and oversight resource contracts and other factors. In addition, due to their inherent limitations, such controls may not prevent or detect misstatements in our reported financial results as required under SEC rules, which could increase our operating costs or impair our ability to operate our business. Controls may also become inadequate due to changes in circumstances. It will be necessary to replace, upgrade or modify our internal information systems from time to time. If we are unable to implement these changes in a timely and cost-effective manner, our ability to capture and process financial transactions and support our customers as required may be materially adversely impacted, which could harm our business, financial condition, results of operations and cash flows.

Risk Factors Relating to Our Common Stock

Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors.

Our Common Stock was quoted on the OTCQB Venture Market commencing in late May 2018 and uplisted to the Nasdaq Capital Market in December 2018. The market price of our Common Stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our Common Stock were sold in our initial public offering, (“IPO”), in December 2017 at a price of $1.50 per share, our stock price has ranged from a low of $2.10 to a high of $9.00 through March 6, 2019.

The market price of our Common Stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

●
actual or anticipated fluctuations in our operating results;
●
failure of securities analysts to initiate or maintain coverage of our Company, changes in financial estimates by any securities analysts who follow our Company, or our failure to meet these estimates or the expectations of investors;
●
ratings changes by any securities analysts who follow our Company;
●
changes in the availability of federal funding to support local law enforcement efforts, or local budgets;
●
announcements by us of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
●
changes in operating performance and stock market valuations of other security product companies generally;
●
price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
●
changes in our board of directors or management;
●
sales of large blocks of our Common Stock, including sales by our executive officers, directors and significant stockholders;
●
lawsuits threatened or filed against us;
●
short sales, hedging and other derivative transactions involving our capital stock;
●
general economic conditions in the United States and abroad; and
●
other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many security and technology companies. Stock prices of many security and technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities action litigation against certain companies following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, operating results, financial condition and cash flows.

Sales of a substantial number of shares of our Common Stock may adversely affect the market price of our Common Stock.

Sales or distributions of a substantial number of shares of our Common Stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Common Stock. Many of the outstanding shares of our Common Stock, other than the shares held by executive officers and directors, are eligible for immediate resale in the public market. Substantial selling of our Common Stock could adversely affect the market price of our Common Stock.

Our officers and directors are among our largest stockholders, and may have certain personal interests that may affect the Company.

Management owned approximately 61% of our Common Stock at March 6, 2019. As a result, our management, acting individually or as a group, has the potential ability to exert influence on the outcome of issues requiring approval by our stockholders. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other stockholders or preventing transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

We may issue additional shares of Common Stock in the future. The issuance of additional shares of Common Stock may reduce the value of your Common Stock.

We may issue additional shares of Common Stock without further action by our stockholders. Moreover, the economic and voting interests of each stockholder will be diluted as a result of any such issuances. Although the number of shares of Common Stock that stockholders presently own will not decrease, such shares will represent a smaller percentage of the total shares that will be outstanding after the issuance of additional shares. The issuance of additional shares of Common Stock may cause the market price of our Common Stock to decline.

Sales of shares of Common Stock issuable upon the exercise of any future options or warrants may lower the price of our Common Stock.

During 2018, we granted options to purchase 2,067,500 shares of our Common Stock. In October 2018, we issued warrants to purchase 5,017,181 shares of our Common Stock to certain accredited investors and placement agents in connection with a private placement. The issuance of shares of Common Stock issuable upon the exercise of options or warrants could cause substantial dilution to existing holders of our Common Stock, and the sale of those shares in the market could cause the market price of our Common Stock to decline. The potential dilution from the issuance of these shares could negatively affect the terms on which we are able to obtain equity financing.

We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of your Common Stock.

We are authorized to issue up to 5,000,000 shares of preferred stock in one or more series. Our Board of Directors may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue preferred stock, it could affect your rights or reduce the value of your Common Stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. Preferred stock terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions.

We incur substantial costs as a result of being a public company.

As a public company, we are incurring significant levels of legal, accounting, insurance and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Act, the listing requirements of the Nasdaq Capital Market and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources as compared to when we operated as a private company. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more corporate employees in the future or engage outside consultants to comply with these requirements, which would increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

As a result of disclosure of information in this report and in the filings that we are required to make as a public company, our business, operating results and financial condition have become more visible, which has resulted in, and may in the future result in threatened or actual litigation, including by competitors and other third parties. If any such claims are successful, our business, operating results and financial condition could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business, operating results and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 1,987 square feet of office, assembly and warehousing space located at 4620 Arville Street, Suite E, Las Vegas, Nevada 89103, pursuant to a three-year lease expiring December 2019 at a current monthly rate of $1,588. In January 2019, we extended this lease for an additional twelve months commencing January 2020 and ending December 2020 at a rate of $2,100 per month for the extension period. In February 2019, we entered into a two-year lease for 1906 square feet of office, assembly and warehousing space located at 20331 Lake Forest Drive, Suite C-11, Lake Forest, California 92630 at a monthly rate of $2,723. We expect that these properties will be sufficient to meet our needs for at least the next 12 months.

Beginning in October 2017 we commenced reimbursing officer Mr. Elwood Norris $1,500 per month on a month to month basis for laboratory facility costs. In November, 2018 we commenced paying $5,000 on a month to month basis for a 50% share of 1,000 square feet at 55 Fifth Ave, Suite 1702, New York, NY 10003. We from time to time rent executive space on a month to month basis for remotely located employees.

ITEM 3. LEGAL PROCEEDINGS

We may at times, be involved in litigation in the ordinary course of business. We will also, from time to time, when appropriate in management’s estimation, record adequate reserves in our financial statements for pending litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the Nasdaq Capital Market under the symbol “WRTC.”

Holders

At March 6, 2019 there were 27,364,607 shares of Common Stock outstanding and approximately 76 stockholders of record.

Equity Compensation Plan Information

Our 2017 Stock Incentive Plan (the “2017 Plan”) was adopted by our Board of Directors on March 31, 2017, and approved by a majority of our stockholders on March 31, 2017. The 2017 Plan reserves for issuance 2.0 million shares of our Common Stock for issuance as one of four types of equity incentive awards: (i) stock options, (ii) shares of Common Stock, (iii) restricted stock awards, and (iv) restricted stock units. The 2017 Plan permits the qualification of awards under the plan as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code.

The following table sets forth information as of December 31, 2018, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,967,500	$1.62	32,.500
Equity compensation plans not approved by security holders	100,000	$3.00	-
Total	2,067,500	$1.68	32,500

Recent Sales of Unregistered Securities

No unregistered securities were issued during the fiscal year that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Transfer Agent

Our Transfer Agent and Registrar for our Common Stock is Colonial Stock Transfer, located at 66 Exchange Place, Suite 100, Salt Lake City, Utah 84111.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

Information requested by this Item is not included, as we are electing to take advantage of scaled disclosure requirements available to Smaller Reporting Companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis set forth below should be read in conjunction with the information presented in other sections of this Annual Report, including “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 8. Financial Statements and Supplementary Data.” The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Our actual results could differ materially from those discussed in these forward-looking statements.

Overview

We are a security technology company organized in March 2016 focused on delivering modern policing solutions to customers, primarily consisting of law enforcement and security personnel. We began demonstrations of our first product, the BolaWrap 100 remote restraint device, in November 2017. The immediate addressable domestic market consists of approximately 701,000 full-time sworn law enforcement officers in the U.S. We have demonstrated the product to over 60 agencies across the country, often with media in attendance, resulting in dozens of media reports including television and print that have driven hundreds of inquiries from domestic and international prospects. Over 40 law enforcement agencies took delivery of the BolaWrap 100 devices during 2018. We have delivered over 200 devices at no cost to these agencies for evaluation and feedback as a result of these initial inquiries and have just started filling small orders as we establish production. We have made improvements to our product as a result of law agency input and we are now taking orders for an enhanced version of the BolaWrap 100 with a new green line laser accessory scheduled to commence deliveries in the second quarter of 2019. There can be no assurance regarding the timing or amount of future revenue from this product or future products, if any.

Organization and Reverse Capitalization

Our Company resulted from the March 31, 2017 merger of Wrap LLC with and into our wholly-owned subsidiary MegaWest. Wrap LLC’s acquisition of MegaWest and its subsequent merger with and into MegaWest as a wholly-owned subsidiary of the Company, and the exchange of membership interests for Common Stock, was accounted for as a reverse recapitalization of Wrap LLC (the “Recapitalization”). Wrap LLC, now the Company as a result of the Recapitalization, was deemed the accounting acquirer with MegaWest, the accounting acquiree. Our financial statements are in substance those of Wrap LLC, and are deemed to be a continuation of Wrap LLC’s business from its inception date of March 2, 2016. The Company’s balance sheet continues at historical cost, as the accounting acquiree had no assets or liabilities, and no goodwill or intangible assets were recorded as part of the Recapitalization.

To reflect the Recapitalization, historical shares of Common Stock and additional paid-in capital have been retroactively adjusted using the exchange ratio of approximately 23,930.60 shares of Common Stock for each membership unit of Wrap LLC.

Business Highlights, Outlook and Challenges

In December 2017, we completed a self-underwritten public offering, raising gross proceeds of approximately $3.49 million from the sale of 2,328,533 shares of Common Stock at the public offering price of $1.50 per share. Three officers of the Company purchased an aggregate of 40,000 shares of Common Stock during the offering for an aggregate purchase price of $60,000.

On May 18, 2018, the Financial Industry Regulatory Authority (“FINRA”) issued a quotation clearance to our sponsoring market maker and assigned the ticker symbol “WRTC” to our Common Stock. Quotations for our Common Stock commenced under the WRTC ticker symbol on the OTCQB Venture Market for early stage and developing U.S. and international companies. On December 4, 2018, our stock trading was uplisted to the Nasdaq Capital Market also under the symbol “WRTC.” Our Common Stock is also Depository Trust Company (“DTC”) eligible, allowing for electronic clearing of trades.

During 2018, the U.S. Patent and Trademark Office granted the first four U.S. patents on our BolaWrap remote restraint device and technology. In September 2018 we commenced filing our first foreign patent applications, targeting the European Union (17 countries) and 17 other countries. We currently have six U.S. patents pending. We have additional patents being drafted as part of our strategy to protect our innovations in the U.S. and in targeted countries internationally.

Our strategy is to focus on the immediate addressable domestic market of approximately 701,000 full-time sworn officers in 15,300 federal, state and local law enforcement agencies while also beginning to explore other markets, including military, border patrol and international markets. According to Stratistics MRC, we participate in a segment of the non-lethal products market expected to grow to $11.85 billion by 2023. We are unable to predict the market acceptance of our new product, the BolaWrap 100, or the level of future sales, if any. We have demonstrated the product to over 60 agencies across the country, often with media in attendance, resulting in dozens of media reports including television and print that have driven hundreds of inquiries from domestic and international prospects. Over 40 law enforcement agencies took delivery of BolaWrap 100 devices during 2018. We have delivered over 200 devices at no cost to these agencies for evaluation and feedback as a result of these initial inquiries. We are making product updates as a result of initial feedback, and in October 2018 announced a patent pending green line laser accessory. We believe the enhanced version of our product with the laser accessory will meet customer requirements and we are taking orders for delivery in the second quarter of 2019. We believe we can accelerate orders in 2019. However, there can be no assurance of the timing or quantity of orders or sales in future periods.

In October 2018 we completed a private placement of equity securities, resulting in net cash proceeds to the Company of approximately $12,140,000. We expect to grow business functions, including production, marketing, sales, distribution, service and administration. Until we generate additional revenue and net cash flow from operations or obtain additional financing, we expect to have limited personnel to accomplish these functions and will primarily rely on our executives along with outside consultants and suppliers for production and certain other services. Given our limited personnel, substantial risk and uncertainty exists with respect to whether we can timely execute our business plan and achieve our operating objectives, including obtaining orders from customers and introducing new products in the future.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those estimates related to recognition and measurement of contingencies and accrued costs. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

We sell our products to customers primarily law enforcement agencies and foreign dealers and revenue from such transactions is recognized in the periods that products are shipped (free on board (“FOB”) shipping point) or received by customers (FOB destination), when the fee is fixed or determinable and when collection of resulting receivables is reasonably assured. We identify customer performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue as we satisfy the performance obligations. Our primary performance obligations are products/accessories and training. Our customers do not have the right to return product unless the product is found to be defective.

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the year ended December 31, 2018.

Operating Expense

Our operating expense has included (i) selling, general and administrative expense, and (ii) research and development expense. Research and development expense comprises the costs incurred in performing research and development activities on our behalf, including compensation and consulting, design and prototype costs, contract services, patent costs and other outside expenses. The scope and magnitude of our future research and development expense is difficult to predict at this time and will depend on elections made regarding research projects, staffing levels and outside consulting and contract costs. The actual level of future selling, general and administrative expense will be dependent on staffing levels, elections regarding expenditures on sales, marketing and customer training, the use of outside resources, public company and regulatory costs, and other factors, some of which are outside of our control. Our operating costs could increase rapidly as we introduce our product and expand our research and development, production, distribution, training, service and administrative functions in future months. We may also incur future financing costs and substantial noncash stock-based compensation costs depending on future option grants that are impacted by stock prices and other valuation factors. Historical expenditures are not indicative of future expenditures.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

We had minimal revenue of $23,150 from deliveries to customers for the year ended December 31, 2018. At December 31, 2018 we had a backlog of approximately $53,000, that was filled in January 2019.

We did not actively pursue orders in 2018, as our objective was to introduce our new product to law enforcement and obtain feedback to improve the product prior to mass production. Recently, our marketing and selling efforts have focused on creating demand for our improved generation product with our green line laser. Initial deliveries are anticipated in the second quarter of 2019. We incurred promotional costs of $192,484 for the year ended December 31, 2018 related primarily to the cost of demonstration products and accessories delivered to law enforcement agencies, and were expensed as marketing costs.

We had no revenue or product costs for the year ended December 31, 2017.

Selling, General and Administrative Expense

Selling, general and administrative expense for the year ended December 31, 2018 was $2,607,397 compared to $522,210 for the year ended December 31, 2017. The most recent period included non-cash stock-based compensation expense of $417,151 and compensation and sales consulting costs of $950,460. There were no non-cash stock-based compensation costs for the prior year, and compensation and sales consulting costs were $263,046 for the year ended December 31, 2017. The increase in compensation and sales consulting costs was due to the increase in staffing following our December 2017 IPO and the hiring of employees and sales consultants to introduce and demonstrate the BolaWrap 100 broadly across the nation.

Travel and entertainment costs increased from $55,356 in 2017 to $267,894 for the year ended December 31, 2018. This increase is attributable to product demonstration activities provided to law enforcement agencies during 2018. Product promotion, trade show and other marketing costs were $263,817 for the year ended December 31, 2018 compared to $58,533 for the prior year, which increase is attributable to the commencement of direct activities with agencies and demonstration products provided at no cost during the 2018 period.

Other general and administrative costs of $708,073 during the year ended December 31, 2018 included legal, audit and professional fees of $253,412, chairman and director fees of $169,500, public company costs of $210,769 and occupancy and office costs of $74,392. In the prior year, our activities were just beginning as we focused on research and development, with other general and administrative costs aggregating $144,633, including occupancy costs of $40,880, public company costs of $18,692 and $85,061 of professional fees.

Research and Development Expense

Research and development expense for the year ended December 31, 2018 was $734,776, which included $95,837 of non-cash stock-based compensation expense, $323,650 of compensation and consulting costs, contract research costs of $119,431, prototype costs of $93,581, patent costs of $30,470, travel and entertainment costs of $35,136 and occupancy costs of $15,872. This was an increase from $311,335 for the prior year, which included $65,185 of compensation and consulting costs, contract research costs of $122,433, prototype costs of $29,998, patent costs of $46,580 and travel and entertainment costs of $9,953. During 2018, we increased staffing for internal research and production development activities. Our research and development costs will vary depending on specific research projects and levels of internal and external staffing and prototype costs.

Net Loss

Our net loss for the year ended December 31, 2018 was $3,336,435 compared to a net loss of $833,545 for the prior year, with the increase in net loss resulting from costs associated with increased staffing and activity after our December 2017 IPO and the commencement of sales and marketing activities related to the BolaWrap 100.

Liquidity and Capital Resources

Overview

We have experienced net losses and negative cash flows from operations since our inception. As of December 31, 2018, we had cash of $12,358,896, positive working capital of $12,239,054, and had sustained cumulative losses attributable to common stockholders of $4,404,336. We believe that our cash on hand will sustain our operations for at least the next twelve months.

Our sole source of liquidity to date has been funding from our stockholders and the sale of debt and equity securities. We expect our primary source of future liquidity will be from the sale of products, if any, and if required from future equity or debt financings.

Capital Requirements

In December 2017, we completed our IPO, raising gross proceeds of approximately $3.49 million from the sale of 2,328,533 shares of Common Stock at the public offering price of $1.50 per share.

In January 2018, the Company financed $39,435 of insurance obligations pursuant to a short-term note agreement, which accrued interest at a rate of 7.15%, and which was payable in ten monthly principal and interest payments of $4,074 due through November 2018. The note was paid in November 2018.

In October 2018 we received approximately $12.14 million in net cash proceeds from the private sale of equity securities to certain accredited investors.

We cannot currently estimate our future liquidity requirements or future capital needs, which will depend on, among other things, capital required to introduce our new product and the staffing and support requirements, as well as the timing and amount of future revenue and product costs. We anticipate that demands for operating and working capital will grow as we are increasing staffing, development, production, marketing, training and other functions and based on other factors outside of our control. We believe we have sufficient capital to sustain our operations for the next twelve months, although no assurances can be given. Additionally, no assurances can be provided that any future debt or equity capital will be available to us under favorable terms, if at all. Failure to quickly produce and sell products and timely obtain any required additional capital in the future will have a material adverse effect on the Company.

Our future capital requirements, cash flows and results of operations could be affected by, and will depend on, many factors, some of which are currently unknown to us, including, among other things:

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
●
the costs, timing and outcome of any future warranty claims or litigation against us associated with any of our products and
●
the timing and costs associated with any new financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Cash Flow

Operating Activities.

During the year ended December 31, 2018, net cash used in operating activities was $2,692,136. The net loss of $3,336,435 was decreased by non-cash expense of $512,988 for stock-based compensation and $21,875 for depreciation and amortization. Other major component changes using operating cash included a $27,075 increase in inventories, an increase of $63,982 in prepaid expense and other current assets and an increase of $4,396 in accounts receivable. An increase of $204,889 in accounts payable and accrued liabilities reduced cash used in operating activities.

During the year ended December 31, 2017, net cash used in operating activities was $833,709. The net loss of $833,545 was reduced by a $16,853 decrease in prepaid expense, $26,000 of deferred and accrued officer compensation and an $81,514 increase of accounts payable and accruals. A total of $131,192 was invested in inventories for production.

Investing Activities.

We used $14,225 and $35,103 of cash for the purchase of property and equipment during the years ended December 31, 2018 and 2017, respectively. As patents have now been granted, we began capitalizing patent costs during 2018 and invested $120,070 in patents during the year ended December 31, 2018.

Financing Activities.

During 2018 we received $12,140,786 in net proceeds from our private equity financing and repaid a short-term insurance financing note in the amount of $39,435. We obtained $3,697,716 of cash from our stockholders, net of offering costs associated with our IPO during the year ended December 31, 2017.

Contractual Obligations and Commitments

We are obligated to pay to Syzygy Licensing, LLC (“Syzygy”) a 4% royalty fee on future product sales up to an aggregate amount of $1.0 million in royalties or until September 30, 2026, whichever occurs earlier.

In January 2019 we extended our Las Vegas, Nevada corporate and production facility lease through December 31, 2020. In February 2019 we entered into a two-year lease for an office and warehouse space in Forest Lake, California. We are committed to aggregate lease payments on these leases of $46,281 in 2019, $58,636 in 2020 and $5,598 in 2021.

At December 31, 2018 we were committed to approximately $1.46 million of purchase commitments for product components. These purchase commitments are generally subject to modification as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented.

Recent Accounting Pronouncements

Other than our adoption of ASC 2018-07 for stock-based transactions with non-employees, which eliminates the requirement to revalue non-employee options each period, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2018, or subsequently thereto, that we believe are of potential significance to our financial statements.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our independent registered public accounting firm in regards to accounting and financial disclosure.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm because the Company is an “emerging growth company” under the JOBS Act. An attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is also not required for smaller reporting companies.

Changes in Internal Controls

Our Chief Financial Officer has authority to initiate transactions, has custody of assets, and records and reconciles transactions and prepares our period end financial reports. In prior periods, without the sufficient segregation of conflicting duties or adequate controls normally required for effective internal control this was considered a material weakness in our internal control over financial reporting. During the quarter ended December 31, 2018, we instituted additional internal controls consisting of adding accounting staff and instituting review procedures by our Chief Executive Officer, which we believe remediates the previously identified material weakness.

Other than described in the preceding paragraph, there have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies that may be identified during this process.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2019 (the “Proxy Statement”), which must be filed no later than 120 days after the close of the fiscal year ended December 31, 2018, pursuant to Regulation 14A.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the SEC on or before April 30, 2019.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the SEC on or before April 30, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 30, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the SEC on or before April 30, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the SEC on or before April 30, 2019.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as a part of this report:
(1) Index to Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2018 and 2017	F-3
Statements of Operations for the Years Ended December 31, 2018 and 2017	F-4
Statements of Stockholders’ Equity for the Years Ended December 31, 2018 and 2017	F-5
Statements of Cash Flows for the Years Ended December 31, 2018 and 2017	F-6
Notes to Financial Statements	F-7

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

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, filed on April 17, 2017.
3.2	Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, filed on April 17, 2017.
4.1	Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1, filed on May 30, 2017.
4.2	Form of Investor Warrant, dated October 30, 2018. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on November 5, 2018.
4.3	Form of Placement Agent Warrant, dated October 30, 2018. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on November 5, 2018.
10.1
Amended and Restated Intellectual Property License Agreement, dated September 30, 2016, by and between Wrap Technologies, LLC and Syzygy Licensing LLC. Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, filed on April 17, 2017.

10.2+	2017 Equity Compensation Plan. Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, filed on April 17, 2017.
10.3	Form of Placement Agent Agreement, dated October 30, 2018. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on November 5, 2018.
10.4	Form of Registration Rights Agreement, dated October 30, 2018. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on November 5, 2018.
14.1	Code of Ethics of the Registrant Applicable to Directors, Officers And Employees. Incorporated by reference to Exhibit 14.1 to the Quarterly Report on Form 10-Q, filed on November 9, 2018.
23.1	Consent of Independent Registered Public Accounting Firm - Rosenberg Rich Baker Berman, P.A. *
31.1	Certification of David Norris pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
31.2	Certification of James A. Barnes pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on the 7th day of March, 2019.

Wrap Technologies, Inc.

By:	/s/ DAVID NORRIS
Chief Executive Officer

Date: March 7, 2019

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ DAVID NORRIS	Chief Executive Officer and Director	March 7, 2019
David Norris	(Principal Executive Officer)

/s/ JAMES A. BARNES	Chief Financial Officer, Secretary and	March 7, 2019
James A. Barnes	Treasurer
(Principal Accounting Officer)

/s/ SCOT COHEN	Executive Chairman of Board	March 7, 2019
Scot Cohen

/s/MICHAEL PARRIS	Director	March 7, 2019
Michael Parris

/s/WAYNE R. WALKER	Director	March 7, 2019
Wayne R. Walker

/s/PATRICK KINSELLA	Director	March 7, 2019
Patrick Kinsella

WRAP TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Wrap Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wrap Technologies, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two years ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two years ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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
Somerset, New Jersey
March 7, 2019

Wrap Technologies, Inc.
Balance Sheets

	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$12,358,896	$3,083,976
Accounts receivable	4,396	-
Inventories	158,267	131,192
Prepaid expenses and other current assets	114,863	11,446
Total current assets	12,636,422	3,226,614
Property and equipment, net	30,373	36,668
Intangible assets, net	118,715	-
Other assets	1,512	1,512
Total assets	$12,787,022	$3,264,794

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$232,915	$36,165
Accrued liabilities	68,453	60,314
Deferred and accrued officer compensation	96,000	96,000
Total current liabilities	397,368	192,479

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; none issued and outstanding	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 27,364,607 and 22,803,533 shares issued and outstanding, respectively	2,736	2,280
Additional paid-in capital	16,791,254	4,137,936
Accumulated deficit	(4,404,336)	(1,067,901)
Total stockholders' equity	12,389,654	3,072,315
Total liabilities and stockholders' equity	$12,787,022	$3,264,794

See accompanying notes to financial statements.

Wrap Technologies, Inc.
Statements of Operations

	Year Ended December 31,
	2018	2017
Revenues:
Product sales	$18,830	$-
Other revenue	4,320	-
Total revenues	23,150	-
Cost of revenues	18,611	-
Gross profit	4,539	-

Operating expenses:
Selling, general and administrative	2,607,397	522,210
Research and development	734,776	311,335
Total operating expenses	3,342,173	833,545
Loss from operations	(3,337,634)	(833,545)

Other income (expense):
Interest income	2,912
Interest expense	(1,304)	-
Other	(409)	-
	1,199	-
Net loss	$(3,336,435)	$(833,545)

Net loss per basic and diluted common share	$(0.14)	$(0.04)
Weighted average common shares used to compute net loss per basic and diluted common share	23,578,291	20,194,560

See accompanying notes to financial statements.

Wrap Technologies, Inc.
Statements of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2016	17,445,408	$1,745	$440,755	$(234,356)	$208,144
Sale of common stock in January 2017 at $0.10447 per share	2,153,754	215	224,785	-	225,000
Shares issued to acquire merger subsidiary to effect reverse recapitalization	400,838	40	(40)	-	-
Sale of common stock in July 2017 at $0.10447 per share	475,000	47	49,953	-	50,000
Sale of common stock in public offering at $1.50 per share in fourth quarter of 2017, net of issuance costs	2,328,533	233	3,422,483	-	3,422,716
Net loss for the period	-	-	-	(833,545)	(833,545)
Balance at December 31, 2017	22,803,533	$2,280	$4,137,936	$(1,067,901)	$3,072,315
Sale of common stock and warrants at $3.00 per share and placement agent warrants in private offering, net of issuance costs	4,561,074	$456	12,140,330		12,140,786
Share-based compensation expense			512,988		512,988
Net loss for the period	-	-	-	(3,336,435)	(3,336,435)
Balance at December 31, 2018	27,364,607	$2,736	$16,791,254	$(4,404,336)	$12,389,654

See accompanying notes to financial statements.

Wrap Technologies, Inc.
Statements of Cash Flows

	Year Ended December 31,
	2018	2017

Cash Flows From Operating Activities:
Net loss	$(3,336,435)	$(833,545)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	21,875	6,661
Share-based compensation	512,988	-
Changes in assets and liabilities:
Accounts receivable	(4,396)
Inventories	(27,075)	(131,192)
Prepaid expenses and other current assets	(63,982)	16,853
Accounts payable	196,750	24,100
Deferred and accrued officer compensation	-	26,000
Accrued liabilities and other	8,139	57,414
Net cash used in operating activities	(2,692,136)	(833,709)

Cash Flows From Investing Activities:
Capital expenditures for property and equipment	(14,225)	(35,103)
Investment in patents and trademarks	(120,070)	-
Net cash used in investing activities	(134,295)	(35,103)

Cash Flows From Financing Activities:
Sale of common stock and warrants	13,683,222	3,767,800
Offering costs paid	(1,542,436)	(70,084)
Payment of notes payable	(39,435)	-
Net cash provided by financing activities	12,101,351	3,697,716

Net increase in cash and cash equivalents	9,274,920	2,828,904
Cash, beginning of period	3,083,976	255,072
Cash, end of period	$12,358,896	$3,083,976

Supplemental Disclosure of Non-Cash Investing
and Financing Activities:
Interest paid	$1,304	$-
Non-cash investing and financing activities:
Prepaid insurance financed with note payable	$39,435	$-
Issuance costs relating to warrants issued to private offering selling agent	$664,427	$-

See accompanying notes to financial statements.

Wrap Technologies, Inc.
Notes to Financial Statements

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description
Wrap Technologies, Inc., a Delaware corporation (the “Company”), is a developer of security products designed for use by law enforcement and security personnel. The Company’s first product is the BolaWrap 100 remote restraint device.

The Company resulted from the March 31, 2017 merger of Wrap Technologies, LLC (“Wrap LLC”) with and into its wholly-owned subsidiary MegaWest Energy Montana Corp. (“MegaWest”) (the “Merger”). Wrap LLC ceased separate existence, and MegaWest continued as the surviving entity. MegaWest then changed its name to Wrap Technologies, Inc., and an amended and restated certificate of incorporation changing the Company’s corporate name, authorizing 150,000,000 shares of common stock, par value $0.0001 per share, and authorizing 5,000,000 shares of preferred stock, par value $0.0001 per share, was filed with the Delaware Department of Corporations. All 835.75 membership units of Wrap LLC outstanding immediately prior to the Merger were exchanged, on a pro rata basis, for an aggregate of 20,000,000 shares of common stock of the Company in the Merger.

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

Public and Private Offerings

In December 2017, the Company completed a self-underwritten public offering raising gross proceeds of approximately $3.49 million from the sale of 2,328,533 shares of common stock at $1.50 per share. Three officers of the Company purchased an aggregate of 40,000 shares of the offering for an aggregate of $60,000.

On October 30, 2018, the Company obtained gross cash proceeds of $13.68 million and net cash proceeds of approximately $12.14 million from the sale of 4,561,074 units (“Units”) for $3.00 per Unit in a private offering. Each Unit consisted of one share of common stock and one detachable two-year warrant to purchase one share of common stock at an exercise price of $5.00 per share.

Wrap Technologies, Inc.
Notes to Financial Statements

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation
The Company follows the fair value recognition provisions issued by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation (“ASC 718”) and has adopted Accounting Standards Update (“ASU”) 2018-07 for stock-based transactions with non-employees. Stock based compensation expense recognized during the year ended December 31, 2018 includes compensation expense for all stock-based payments based on a grant date fair value using the Black-Scholes valuation model. The grant date is the date at which an employer and employee or non-employee reach a mutual understanding of the key terms and conditions of a stock-based payment award.

Loss per Share
Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options and warrants exercisable into a total of 7,084,681 shares of common stock were outstanding at December 31, 2018. These securities are not included in the computation of diluted net loss per common share for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

Fair Value of Financial Instruments
The carrying amounts of cash, accounts payable and accrued liabilities approximate fair values due to the short nature of these instruments.

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. Due to the relative short nature of such instrument, the carrying amount approximates fair value. The Company places its cash in a demand deposit account at one bank and such balances may at times be in excess of amounts insured by federal agencies, which is $250,000 as of December 31, 2018. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any significant losses on its cash.

Accounts Receivable and Allowance for Doubtful Accounts
The Company’s policy is to evaluate the collectability of accounts receivable based on an assessment of the collectability of specific customer accounts and then record an allowance for doubtful accounts to reduce the receivables to an amount that management reasonably estimates will be collected. The following factors are considered when determining if collection of a receivable is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. There was no allowance for doubtful accounts recorded at December 31, 2018. Accounts that are deemed uncollectible will be written off against the allowance for doubtful accounts after all reasonable collection efforts have been exhausted. If a major customer’s creditworthiness deteriorates, or actual defaults exceed our historical experience, such estimates could change and impact our future reported financial results.

Inventories
Inventories are valued at the lower of cost or net realizable value. The cost of substantially all of the Company’s inventory is determined by the weighted average cost method. Inventory is comprised of raw materials, assemblies and finished products intended for sale to customers. The Company evaluates the need for reserves for excess and obsolete inventories determined primarily based upon estimates of future demand for the Company’s products. At December 31, 2018 the Company had no reserve for obsolescence.

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

Wrap Technologies, Inc.
Notes to Financial Statements

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets
Intangible assets consisted of capitalized legal fees and filing costs related to obtaining patents and trademarks. Intangible assets are carried at cost, less accumulated amortization. Amortization for patents is computed on a straight-line basis over the estimated remaining lives of issued patents, which is 20 years from the initial filing. Trademarks are amortized on a straight-line basis over ten years, the estimated useful life of the assets.

Impairment of Long-Lived Assets
Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. The Company did not recognize any impairment loss during the periods ended December 31, 2017 and 2018.

Classification and Valuation of Warrants
The Company accounts for warrants as either equity or liabilities based upon the characteristics and provisions of each particular instrument. Warrants valued and classified as equity are recorded as additional paid-in capital based on the issue date fair value and no further adjustment to valuation is made. As of December 31, 2018, the Company had no warrants or other derivative financial instruments that require separate accounting as liabilities and periodic revaluation.

Advertising and Promotion Costs
The Company expenses advertising costs in the period in which they are incurred. The Company incurred advertising costs of $27,218 and $11,812 for the years ended December 31, 2018 and 2017, respectively. The Company incurred product promotion costs for demonstration products delivered to prospective customers of $192,484 for the year ended December 31, 2018. Advertising and promotion costs are included in selling, general and administrative expenses in the accompanying statements of operations.

Research and Development Costs
Research and development costs consist primarily of contract development costs and experimental work materials and certain startup patent costs. Research and development costs with no alternative use are expensed as incurred.

Leases
Leases entered into are classified as either capital or operating leases. At the time a capital lease is entered into, an asset is recorded, together with its related long-term obligation to reflect the purchase and financing. At December 31, 2018 and 2017, the Company had no capital lease obligations.

Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and ASC Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers (“ASC 340-40”), (collectively, “Topic 606”). On January 1, 2018, the Company adopted Topic 606 and, as it had no prior revenue or contracts with customers, there was no transition required nor any impact on prior results. ASU 2014-09 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations. See Note 2 for additional information.

Shipping and Handling Costs
Shipping and handling costs are included in cost of revenues. Shipping and handling costs invoiced to customers are included in revenue. Actual shipping and handling costs were $1,570 for the year ended December 31, 2018. Actual revenues from shipping and handling were $670 for the year ended December 31, 2018.

Wrap Technologies, Inc.
Notes to Financial Statements

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Warranty Reserves
The Company warrants its products and accessories to be free from defects in materials and workmanship for a period of one year from the date of purchase. The warranty is generally limited. The Company currently provides direct warranty service. International market warranties are generally similar to the U.S. market.

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenues are recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. The warranty reserve was $428 at December 31, 2018.

Segment Information
The Company has one operating segment with one business activity, providing restraint solutions. The Company’s chief operating decision maker is its Chief Executive Officer, who manages operations on a consolidated basis for purposes of allocating resources.

Income Taxes
Until its reverse recapitalization on March 31, 2017, the Company was treated as a partnership for federal and state income tax purposes and did not incur income taxes. Instead, its losses were included in the income tax returns of the member partners. Accordingly, no provision or liability for federal or state income taxes has been included in these financial statements for the period prior to March 31, 2017 and no income tax expense was recorded for period ended December 31, 2018 due to losses incurred.

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

Subsequent Events
Management has evaluated events subsequent to December 31, 2018 through the date the accompanying financial statements were filed with the Securities and Exchange Commission and noted that there have been no events or transactions which would affect the Company’s financial statements for the year ended December 31, 2018.

Recent Issued Accounting Guidance

Recently Adopted Accounting Pronouncement:

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part I of this ASU are effective for the Company as of January 1, 2019 with early adoption permitted.  The amendments in Part II of this ASU replace the indefinite deferral of certain guidance in Topic 480 with a scope exception. The amendments in Part II of this ASU do not require any transition guidance. The adoption of this ASU did not have any impact on the Company’s historical financial statements and the Company was permitted and adopted retrospectively to January 1, 2018 the standard for any equity securities with down round features.

Wrap Technologies, Inc.
Notes to Financial Statements

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As discussed above under “Revenue Recognition”, the Company adopted Topic 606 on January 1, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. In July 2018, the FASB issued additional guidance which provided an additional transition method for adopting the updated guidance. Under the additional transition method, entities may elect to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. We currently plan to adopt this standard using this modified retrospective approach.

Effective the first quarter of 2019:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. In July 2018, the FASB issued additional guidance which provided an additional transition method for adopting the updated guidance. Under the additional transition method, entities may elect to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. We currently plan to adopt this standard using this modified retrospective approach.

Most prominent among the changes in the standard is the requirement for lessees to recognize ROU assets and lease liabilities for those leases classified as operating leases under current U.S. GAAP. The standard requires additional disclosures to enable users of financial statements to assess the amount, timing, and certainty of cash flows arising from leases. We intend to elect certain of the available practical expedients upon adoption. We have evaluated our existing lease portfolio and believe that our population of leases is low in number. We have implemented key processes and controls to enable the accurate assessment of leases and preparation of related financial information.

We expect adoption of the standard will result in the recognition of an ROU asset and lease liability of approximately $12,900 for one operating lease as of January 1, 2019, with no impact to retained earnings. We had no capital leases at December 31, 2018.

Effective the first quarter of 2020:

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

Other pronouncements:

The Company has reviewed other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoptions of any such pronouncements will be expected to cause a material impact on its financial condition or the results of operations.

Wrap Technologies, Inc.
Notes to Financial Statements

2.	REVENUE AND PRODUCT COSTS

The Company had no historical revenue prior to the year ended December 31, 2018, and accordingly all revenue has been reported in accordance with Topic 606, which the Company adopted on January 1, 2018. There were no adjustments to prior period amounts nor changes to stockholders’ equity (accumulated deficit) required upon adoption.

The Company enters into contracts that include various combinations of products, accessories and services, such as training, each of which are generally distinct and are accounted for as separate performance obligations.

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

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced and a receivable is recorded. A contract asset is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. At December 31, 2018 the Company had no contract assets and no deferred revenue related to products or training for product delivered during the year.

The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the recognition timing of the revenue for any such underlying performance obligations. The Company had no such assets at December 31, 2018. The Company will apply the practical expedient to expense any sales commissions related to performance obligations with an amortization of one year or less when incurred within selling, general and administrative expenses.

Estimated costs for the Company’s standard one-year warranty are charged to cost of products sold when revenue is recorded for the related product. Royalties are also charged to cost of products sold.

3.	INVENTORIES, NET

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the weighted average cost method. Inventories consisted of the following:

	December 31,
	2018	2017
Finished goods	$82,313	$5,308
Work in process	12,695	5,484
Raw materials	63,259	120,400
	$158,267	$131,192

Wrap Technologies, Inc.
Notes to Financial Statements

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,
	2018	2017
Laboratory equipment	$13,980	$12,730
Tooling	22,683	18,165
Computer equipment	12,608	4,151
Furniture and fixtures	9,595	9,595
	58,866	44,641
Accumulated depreciation	(28,493)	(7,973)
	$30,373	$36,668

Depreciation expense was $20,520 and $6,661 for the years ended December 31, 2018 and 2017, respectively.

5.	INTANGIBLE ASSETS, NET

Intangible assets at December 31, 2018 consisted of patent and trademark costs of $120,070. Upon the Company’s first patent approval in July 2018, the Company commenced capitalizing patent and trademark costs, which consist of legal and filing fees related to the prosecution of patent filings. When a patent or trademark is issued the cost is amortized using the straight-line method over the estimated remaining lives. An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows. Amortization expense was $1,355 for the year ended December 31, 2018.

6.	CURRENT LIABILITIES

Accounts payable includes $871 due to related party Syzygy Licensing, LLC (“Syzygy”). See note 9.

Accrued liabilities consist of the following:

	December 31,
	2018	2017

Patent costs	$11,600	$900
Accrued compensation	55,493	50,000
Warranty costs	428	-
Other	932	9,414
	$68,453	$60,314

In January 2018, the Company financed $39,435 of insurance obligations pursuant to a short-term note agreement, which note accrued interest at a rate of 7.15% per annum, and which was payable in ten monthly principal and interest payments of $4,074 due through November 2018. The note was paid in November 2018.

7.	DEFERRED AND ACCRUED COMPENSATION

From March 2016 through February 2017, the Company accrued monthly compensation for the services of two officers in the aggregate amount of $7,000 per month payable to Syzygy. In March 2017, the Company accrued and deferred $6,000 of compensation to each of the two officers. The balance payable to Syzygy as of December 31, 2018 was $84,000 and the accrued deferred compensation aggregated $12,000. These balances accrue without interest. No payment terms or schedule has been established.

Wrap Technologies, Inc.
Notes to Financial Statements

8.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

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

Public Offering
In December 2017, the Company completed a self-underwritten public offering raising gross proceeds of $3,492,800 from the sale of 2,328,533 shares of common stock at $1.50 per share. Net cash proceeds to the Company were $3,422,716 after deduction of $70,084 of offering costs. Three officers of the Company purchased an aggregate of 40,000 shares of the offering for an aggregate of $60,000.

Wrap Technologies, Inc.
Notes to Financial Statements

Private Offering
On October 30, 2018 the Company consummated a private offering, pursuant to which it sold 4,561,074 units (“Units”) to certain accredited investors for $3.00 per Unit. Each Unit consisted of one share of common stock and one detachable two-year warrant to purchase one share of common stock at an exercise price of $5.00 per share. The offering resulted in the Company’s receipt of gross cash proceeds of $13,683,222 and net cash proceeds of $12,140,786 after deduction of commissions and offering costs. One officer, Elwood G. Norris, purchased 333,334 of the Units for cash of $1,000,000 on the same terms as those applicable to all other investors.

In connection with the offering, the Company also issued placement agent warrants exercisable for 456,107 shares of common stock for two years at an exercise price of $3.00 per share. The estimated fair value of these warrants was $664,427, as determined using the Black-Scholes methodology (assuming estimated volatility of 49%, risk-free interest rate of 2.84%, and expected dividend yield of 0.0%). This amount was recorded as both an increase to additional paid in capital and as a non-cash issuance cost of the offering.

Stock Options
Effective with the Merger, on March 31, 2017, the Company adopted and the shareholders approved the 2017 Stock Incentive Plan (the “Plan”) authorizing 2,000,000 shares of Company common stock for issuance as stock options, shares of common stock, restricted stock awards and restricted stock units to employees, directors or consultants. The Company generally recognizes stock compensation expense on the grant date and over the period of vesting or period that services will be provided.

In October 2018 the Company granted a consultant options outside of the Plan exercisable for 100,000 shares of common stock at an exercise price of $3.00 per share with 50% vesting ratably over 18 months and the balance vesting based on performance.

The following table summarizes stock option activity for the year ended December 31, 2018:

		Weighted Average
	Options on		Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding January 1, 2018	-	-	-	$-
Granted	2,067,500	$1.68	4.44	-
Exercised	-	-	-	-
Forfeited, cancelled, expired	-	-	-	-
Outstanding December 31, 2018	2,067,500	$1.68	4.44	$3,063,375
Vested and exercisable at December 31, 2018	225,000	$1.50	4.39	$371,250

Wrap Technologies, Inc.
Notes to Financial Statements

8.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION (continued)

The Company recorded stock-based compensation in its statements of operations as follows:

	Year
	Ended December 31,
	2018	2017
Selling, general and administrative	$417,151	$-
Research and development	95,837	-
Total stock-based expense	$512,988	$-

As of December 31, 2018, total estimated compensation cost of stock options granted but not yet vested was $970,576, which is expected to be recognized over the weighted average period of 1.1 years.

Wrap Technologies, Inc.
Notes to Financial Statements

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted. The following table summarizes the assumptions used to compute the fair value of options granted to employees and nonemployees:

Year
Ended
December 31,
2018
Expected stock price volatility	47% to 49%
Risk-free interest rate	2.67% to 2.99%
Forfeiture rate	0%
Expected dividend yield	0%
Expected life of options - years	2.75 - 5.00
Weighted-average fair value of options granted	$0.72

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

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company calculates the expected life of the options using the Simplified Method for the employee stock options as the Company does not have sufficient historical data. The Company has elected to use the contract life of the option for nonemployee stock options.

The following table summarizes information about stock options outstanding at December 31, 2018:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$1.50	1,847,500	4.39	$1.50	225,000	$1.50
$3.00 - $3.61	220,000	4.82	$3.23	-	-

Wrap Technologies, Inc.
Notes to Financial Statements

8.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION (continued)

Warrants
The Company has outstanding common stock purchase warrants as of December 31, 2018 as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Purchase Warrants (1)	4,561,074	$5.00	October 30, 2020
Agent Warrants	456,107	$3.00	October 30, 2020

(1)
333,334 warrants are held by a family trust of officer Elwood G. Norris.

The above warrants resulted from the private offering consummated in October 2018. No warrants were exercised during the period from issuance to December 31, 2018.

Wrap Technologies, Inc.
Notes to Financial Statements

9.	COMMITMENTS AND CONTINGENCIES

Facility Leases
Commencing December 1, 2016, the Company leased 1,890 square feet of improved office, assembly and warehouse space in Las Vegas, Nevada. The term of the lease agreement is 37 months, with a termination date of December 31, 2019. The gross monthly rent is currently $1,588, subject to certain possible adjustments. In January 2019 the Company entered into an amendment extending the lease to December 31, 2020 with a gross monthly rent of $2,100 per month for the year 2020.

Rent expense for the year ended December 31, 2018 and 2017 was $18,157 and $18,120, respectively. The remaining future annual minimum lease obligations under the foregoing facility lease, as amended at December 31, 2018, are $19,051 and $25,200 for 2019 and 2020, respectively.

In February 2019, the Company entered into a two-year lease commencing March 1, 2019 for 1906 square feet of office, assembly and warehousing space located in Lake Forest, California at an initial monthly rate of $2,723. Minimum annual lease commitments are $27,230, $33,436 and $5,598 for 2019, 2020 and 2021, respectively.

Related Party Technology License Agreement
The Company is obligated to pay royalties and pay development and patent costs pursuant to an exclusive Amended and Restated Intellectual Property License Agreement dated as of September 30, 2016 with Syzygy, a company owned and controlled by stockholders/officers Mr. Elwood Norris and Mr. James Barnes. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000,000 in royalties or until September 30, 2026, whichever occurs earlier. The Company accrued $871 at December 31, 2018 for royalties incurred in 2018.

Suppliers
The Company has a number of components produced by outside suppliers, some of which are sourced from a single supplier, which can magnify the risk of shortages and decrease the Company’s ability to negotiate with suppliers on the basis of price. If supplier shortages occur, or quality problems arise, then production schedules could be significantly delayed or costs significantly increased, which could in turn have a material adverse effect on the Company’s financial condition, results of operation and cash flows.

At December 31, 2018, the Company was committed for approximately $1.5 million for future component deliveries that are generally subject to modification or rescheduling in the normal course of business.

Wrap Technologies, Inc.
Notes to Financial Statements

9.	COMMITMENTS AND CONTINGENCIES (continued)

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

Regulatory Agencies
The Company may be subject to oversight from regulatory agencies regarding firearms that arise in the ordinary course of its business.

10.	INCOME TAXES

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

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for the periods presented because of operating losses since inception. As of December 31, 2018, the Company has net operating loss carryforwards of approximately $3,591,000 to reduce future taxable income through 2038. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. As of December 31, 2018, management has not determined the extent of any such limitations, if any.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the period ended December 31, 2018 applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

Wrap Technologies, Inc.
Notes to Financial Statements

10.	INCOME TAXES (continued)

The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2018	2017

Current tax benefit	$-	$-
Deferred tax benefit	678,000	136,000
Change in valuation allowance	(678,000)	(136,000)
Income tax benefit (provision)	$-	$-

A reconciliation of the provision for income taxes at the federal statutory rate of 21% to the Company’s provision for income tax is as follows:

	Year Ended December 31,
	2018	2017

Income taxes benefit computed at federal statutory rate	$701,000	$133,000
Research tax credits	15,000	6,000
Permanent differences and other	(38,000)	(3,000)
Change in valuation allowance	(678,000)	(136,000)
Income tax benefit (provision)	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	December 31,
	2018	2017
Deferred tax assets:
Net operating losses	$756,000	$132,000
Research tax credits	23,000	6,000
Deferred compensation	20,000	20,000
Stock compensation	76,000	-
Accruals and other	-	13,000
	875,000	171,000
Deferred tax liabilities:
Depreciation and other	29,000	3,000
	29,000	3,000
Net deferred tax assets	846,000	168,000
Less valuation allowance	(846,000)	(168,000)
Net deferred taxes after valuation allowance	$-	$-

11.	RELATED PARTY TRANSACTIONS

Commencing in October 2017, the Company began reimbursing officer Mr. Elwood Norris $1,500 per month on a month to month basis for laboratory costs for an aggregate of $18,000 and $4,500 during the years ended December 31, 2018 and 2017, respectively.

See Notes 1, 6, 7, 8 and 9 for additional related party transactions and information.