Form 10-Q
period 2019-03-31
WRAP TECHNOLOGIES, INC.
filed 2019-05-03
CIK 1702924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	WRTC	Nasdaq Capital Market

As of May 2, 2019 a total of 27,566,757 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

WRAP TECHNOLOGIES, INC.

-i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Wrap Technologies, Inc.
Condensed Balance Sheets

	March 31,
	2019	December 31,
	(unaudited)	2018
ASSETS
Current assets:
Cash	$10,693,479	$12,358,896
Accounts receivable	63,042	4,396
Inventories, net	692,691	158,267
Prepaid expenses and other current assets	326,982	114,863
Total current assets	11,776,194	12,636,422
Property and equipment, net	146,317	30,373
Intangible assets, net	152,968	118,715
Other assets, net	4,317	1,512
Total assets	$12,079,796	$12,787,022

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$650,279	$232,915
Accrued liabilities	112,727	68,453
Deferred revenue	2,402	-
Operating lease liability- short term	41,418	-
Deferred and accrued officer compensation	96,000	96,000
Total current liabilities	902,826	397,368

Operating Lease Liability - Long Term	41,050	-
Total liabilities	943,876	397,368

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; none issued and outstanding	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 27,364,607 shares issued and outstanding each period, respectively	2,736	2,736
Additional paid-in capital	17,018,301	16,791,254
Accumulated deficit	(5,885,117)	(4,404,336)
Total stockholders' equity	11,135,920	12,389,654
Total liabilities and stockholders' equity	$12,079,796	$12,787,022

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Condensed Statements of Operations
(unaudited)

	For the Three Months
	Ended March 31,
	2019	2018
Revenues:
Product sales	$113,953	$-
Other revenue	3,858	-
Total revenues	117,811	-
Cost of revenues	61,220	-
Gross profit	56,591	-

Operating expenses:
Selling, general and administrative	1,157,950	339,167
Research and development	374,819	95,985
Total operating expenses	1,532,769	435,152
Loss from operations	(1,476,178)	(435,152)

Other income (expense):
Interest income	25,410	345
Other	(30,013)	(571)
	(4,603)	(226)
Net loss	$(1,480,781)	$(435,378)

Net loss per basic common share	$(0.05)	$(0.02)
Weighted average common shares used to compute net loss per basic common share	27,364,607	22,803,533

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Condensed Statements of Stockholders Equity
(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2018	27,364,607	$2,736	$16,791,254	$(4,404,336)	$12,389,654

Share-based compensation expense			227,047		227,047
Net loss for the period	-	-	-	(1,480,781)	(1,480,781)
Balance at March 31, 2019	27,364,607	$2,736	$17,018,301	$(5,885,117)	$11,135,920

Balance at December 31, 2017	22,803,533	$2,280	$4,137,936	$(1,067,901)	$3,072,315

Net loss for the period	-	-	-	(435,378)	(435,378)
Balance at March 31, 2018	22,803,533	$2,280	$4,137,936	$(1,503,279)	$2,636,937

 See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Condensed Statements of Cash Flows
(unaudited)

	For the Three Months
	Ended March 31,
	2019	2018

Cash Flows From Operating Activities:
Net loss	$(1,480,781)	$(435,378)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	5,174	2,261
Warranty provision	2,297	-
Inventory write-off	(12,975)	-
Amortization of operating lease asset	5,852	-
Share-based compensation	227,047	-
Changes in assets and liabilities:
Accounts receivable	(58,646)	-
Inventories	(521,449)	(45,203)
Prepaid expenses and other current assets	(212,119)	(7,295)
Accounts payable	417,364	(17,356)
Operating lease liability	(5,120)	-
Accrued liabilities and other	41,977	(23,384)
Deferred revenue	2,402	-
Net cash used in operating activities	(1,588,977)	(526,355)

Cash Flows From Investing Activities:
Capital expenditures for property and equipment	(39,198)	(6,472)
Investment in patents and trademarks	(34,437)	-
Long-term deposits	(2,805)	-
Net cash used in investing activities	(76,440)	(6,472)

Net decrease in cash and cash equivalents	(1,665,417)	(532,827)
Cash, beginning of period	12,358,896	3,083,976
Cash, end of period	$10,693,479	$2,551,149

Supplemental Disclosure of Non-Cash Investing
and Financing Activities:
Right-of-use assets and liabilites recorded during period	$87,588	$-

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description
Wrap Technologies, Inc., a Delaware corporation (the “Company”), is a developer of security products designed for use by law enforcement and security personnel. The Company’s first product is the BolaWrap® 100 remote restraint device.

In December 2017, the Company completed a self-underwritten public offering raising gross proceeds of approximately $3.49 million from the sale of 2,328,533 shares of Company common stock at $1.50 per share. Three officers of the Company purchased an aggregate of 40,000 shares in the offering for an aggregate of $60,000.

On October 30, 2018 the Company obtained gross cash proceeds of $13.68 million and net cash proceeds of approximately $12.14 million from the sale of 4,561,074 units (“Units”) for $3.00 per Unit in a private offering. Each Unit consisted of one share of common stock and one detachable two-year warrant to purchase one share of common stock at an exercise price of $5.00 per share.

Basis of Presentation and Use of Estimates
The Company’s unaudited interim financial statements and related notes included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed balance sheet at December 31, 2018 was derived from audited financial statements, but certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The interim financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2018. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

Stock Based Compensation
The Company follows the fair value recognition provisions issued by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation (“ASC 718”) and has adopted Accounting Standards Update (“ASU”) 2018-07 for stock-based transactions with non-employees. Stock based compensation expense recognized during the three months ended March 31, 2019 includes compensation expense for all stock-based payments based on a grant date fair value using the Black-Scholes valuation model. The grant date is the date at which an employer and employee or non-employee reach a mutual understanding of the key terms and conditions of a stock-based payment award.

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

Accounts Receivable
Accounts receivable, net consist of trade accounts receivables from the Company’s customers, net of allowance for doubtful accounts if deemed necessary. Accounts receivables are recorded at the invoiced amount. The Company does not require collateral or other security for accounts receivable. The Company periodically evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses, based on the historical experience. At March 31, 2019 and December 31, 2018, the Company did not have an allowance for potential credit losses as there were no estimated credit losses.

Net Loss per Share
Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options and warrants exercisable into a total of 8,084,681 shares of common stock were outstanding at March 31, 2019. These securities are not included in the computation of diluted net loss per common share for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

Income Taxes
Until its conversion to a corporation on March 31, 2017, the Company was treated as a partnership for federal and state income tax purposes and did not incur income taxes. Instead, its losses were included in the income tax returns of the member partners. No income tax expense was recorded for period ended March 31, 2019 due to losses incurred.

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

Recent Issued Accounting Guidance

Recently Adopted Accounting Pronouncement:
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. In July 2018, the FASB issued additional guidance, which provided an additional transition method for adopting the updated guidance. Under the additional transition method, entities may elect to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company adopted this standard on January 1, 2019 using this modified retrospective approach. The adoption of the standard resulted in the recognition of a ROU asset and lease liability of approximately $12,900 for one operating lease as of January 1, 2019, with no impact to retained earnings. The Company had no capital leases at March 31, 2019 or December 31, 2018.

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

2.	REVENUE AND PRODUCT COSTS

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

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced and a receivable is recorded. A contract asset is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. At December 31, 2018, the Company had no contract assets and no deferred revenue related to products or training for product delivered during the year. At March 31, 2019, the Company had deferred revenue of $2,402 related to future training.

The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer, such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the recognition timing of the revenue for any such underlying performance obligations. The Company had no such assets at March 31, 2019 and December 31, 2018. The Company will apply the practical expedient to expense any sales commissions related to performance obligations with an amortization of one year or less when incurred within selling, general and administrative expenses.

Estimated costs for the Company’s standard one-year warranty are charged to cost of products sold when revenue is recorded for the related product. Royalties are also charged to cost of products sold.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

3.	INVENTORIES, NET

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all of the Company’s inventory is determined by the weighted average cost method. Inventories consisted of the following:

	March 31,	December 31,
	2019	2018
Finished goods	$46,510	$82,313
Work in process	2,101	12,695
Raw materials	644,080	63,259
	$692,691	$158,267

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment including right-of-use operating lease assets consisted of the following:

	March 31,	December 31,
	2019	2018
Right-of-Use operating leases	$87,588	$-
Laboratory equipment	20,345	13,980
Tooling	35,076	22,683
Computer equipment	16,413	12,608
Furniture and fixtures	16,250	9,595
	175,672	58,866
Accumulated depreciation and amortization	(29,355)	(28,493)
	$146,317	$30,373

The Company recorded an ROU asset and lease liability of approximately $12,900 for one operating lease as of January 1, 2019, with no impact to retained earnings. In January 2019 the Company recorded an additional $17,101 ROU asset from an extension of the operating lease and in March 2019 recorded $57,587 for a new operating lease. See Note 7.

Depreciation expense was $8,073 and $4,511 for the three months ended March 31, 2019 and 2018, respectively. Amortization of ROU operating lease assets was $5,852 for the three months ended March 31, 2019.

5.	INTANGIBLE ASSETS, NET

	March 31,	December 31,
	2019	2018

Patents	$131,993	$111,160
Trademarks	22,514	8,910
	154,507	120,070
Accumulated amortization	(1,539)	(1,355)
	$152,968	$118,715

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

5.	INTANGIBLE ASSETS, NET (continued)

The costs related to issued patents will be amortized using the straight-line method over the estimated remaining lives of issued patents, which is 20 years from the initial filing. An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows.

Amortization expense was $184 for the three months ended March 31, 2019. There was no amortization for the three months ended March 31, 2018.

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $5,359 due to a related party, Syzygy Licensing, LLC (“Syzygy”). See Note 10.

Accrued liabilities consist of the following:

	March 31,	December 31,
	2019	2018

Patent costs	$4,500	$11,600
Accrued compensation	105,502	55,493
Warranty costs	2,725	428
Other	-	932
	$112,727	$68,453

7.	OPERATING LEASE LIABILITY

The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019 using the modified retrospective approach. The adoption of the standard resulted in the recognition of an ROU asset and lease liability of $12,900 for one operating lease as of January 1, 2019, with no impact to retained earnings. Prior year amounts have not been restated. The lease is for 1,890 square feet of improved office, assembly and warehouse space in Las Vegas, Nevada. In January 2019, the Company recorded an additional $17,101 ROU remeasurement asset and liability from an extension of the operating facility lease to December 31, 2020. The Company has elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less.

In March 2019, the Company recorded a $57,587 ROU asset and liability for a two-year facility operating lease for 1,906 square feet of improved office, assembly and warehouse space in Lake Forest, California expiring in February 2021.

Due to lack of borrowing history or ability, the Company used as its incremental borrowing rate a low-grade debt rate published by the Federal Reserve Bank and determined a discount rate of 7.5% for the remeasurement in January 2019 and 6.8% for the March 2019 operating lease. Management determined these are reasonable borrowing rates.

Operating lease expense for capitalized operating leases included in operating activities was $6,651 for the three months ended March 31, 2019. Operating lease obligations recorded on the balance sheet are:

Operating lease liability- short term	$41,418
Operating lease liability - long term	41,050
Total Operating Lease Liability	$82,468

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

7.	OPERATING LEASE LIABILITY (continued)

Future lease payments included in the measurement of lease liabilities on the balance sheet at March 31, 2019 for future periods are as follows:

Remainder of 2019 (nine months)	$33,194
2020	50,116
2021	5,146
Total future minimum lease payments	88,456
Less imputed interest	(5,988)
Total	$82,468
The weighted average remaining lease term is 1.9 years and the weighted average discount rate is 7.0%.

8.	DEFERRED AND ACCRUED COMPENSATION

From March 2016 through February 2017, the Company accrued monthly compensation for the services of two officers in the aggregate amount of $7,000 per month payable to Syzygy. In March 2017 the Company accrued and deferred $6,000 of compensation to each of the two officers. The balance payable to Syzygy as of March 31, 2019 was $84,000 and the accrued deferred compensation aggregated $12,000. These balances accrue without interest. No payment terms or schedule has been established.

9.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

The Company’s authorized capital consists of 150,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share.

Stock Options
On March 31, 2017, the Company adopted and the Company’s shareholders approved the 2017 Stock Incentive Plan (the “Plan”) authorizing 2,000,000 shares of Company common stock for issuance as stock options and restricted stock units to employees, directors or consultants. In March 2019, the Company’s directors approved an amendment to the Plan to increase the number of shares of common stock authorized for issuance thereunder from 2,000,000 shares of common stock to 4,100,000 shares of common stock (the “Plan Increase”). The Plan Increase is subject to shareholder approval, and grants made by the Company under the Plan that are contingent upon the Plan Increase are null if shareholder approval is not obtained within one year from the date of Board approval of the Plan Increase.

The Company generally recognizes stock compensation expense on the grant date and over the period of vesting or period that services will be provided.

The following table summarizes stock option activity under the Plan for the three months ended March 31, 2019:

		Weighted Average
	Options on		Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding January 1, 2019	2,067,500	$1.68	4.44	$3,063,375
Granted	1,000,000	5.41	5.00	-
Exercised	-	-	-	-
Forfeited, cancelled, expired	-	-	-	-
Outstanding March 31, 2019	3,067,500	$2.90	4.45	$12,887,800
Vested and exercisable at March 31, 2019	225,000	$1.50	4.15	$1,260,000

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

9.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION (continued)

The Company recorded stock-based compensation in its statements of operations for the relevant periods as follows:

	For the Three Months
	Ended March 31,
	2019	2018
Selling, general and administrative	$203,200	$-
Research and development	23,847	-
Total stock-based expense	$227,047	$-

As of March 31, 2019, total estimated compensation cost of stock options granted but not yet vested was $2.8 million, which is expected to be recognized over the weighted average period of 2.4 years.

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted. The following table summarizes the assumptions used to compute the fair value of options granted to employees and nonemployees:

Three Months
Ended
March 31,
2019
Expected stock price volatility	49%
Risk-free interest rate	2.41%
Forfeiture rate	0%
Expected dividend yield	0%
Expected life of options - years	3.50
Weighted-average fair value of options granted	$2.06

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

Warrants
The Company has outstanding common stock purchase warrants as of March 31, 2019 as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Purchase Warrants (1)	4,561,074	$5.00	October 30, 2020
Agent Warrants	456,107	$3.00	October 30, 2020

(1) Warrants to purchase 333,334 shares of common stock are held by a family trust of Elwood G. Norris, the Company’s Chief Technology Officer.

The issuance of the above warrants resulted from a private offering of Company securities consummated in October 2018. Subsequent to March 31, 2019 a total of 180,000 of the $5.00 warrants were exercised and 22,150 of the $3.00 warrants were exercised, for cash proceeds to the Company of $966,450.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

10.	COMMITMENTS AND CONTINGENCIES

Facility Leases
See Note 7.

Related Party Technology License Agreement
The Company is obligated to pay royalties and pay development and patent costs pursuant to an exclusive Amended and Restated Intellectual Property License Agreement dated as of September 30, 2016 with Syzygy, a company owned and controlled by stockholders/officers Messrs. Elwood Norris and James Barnes. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000,000 in royalties or until September 30, 2026, whichever occurs earlier. The Company recorded $4,488 for royalties incurred during the three months ended March 31, 2019.

Suppliers
A number of the components used in the Company’s products are produced by outside suppliers, some of which are sourced from a single supplier, which can magnify the risk of shortages and decrease the Company’s ability to negotiate with suppliers on the basis of price. If supplier shortages occur, or quality problems arise, then production schedules could be significantly delayed or costs significantly increased, which could in turn have a material adverse effect on the Company’s financial condition, results of operation and cash flows.

At March 31, 2019, the Company was committed for approximately $1.4 million for future component deliveries that are generally subject to modification or rescheduling in the normal course of business.

11.	RELATED PARTY TRANSACTIONS

Commencing in October 2017, the Company began reimbursing Mr. Elwood Norris, an officer and stockholder of the Company, $1,500 per month on a month to month basis for laboratory facility costs, for an aggregate of $4,500 during the three months ended March 31, 2019 and 2018.

See Notes 1, 6, 8 and 10 for information regarding related party transactions and information.

12.	SUBSEQUENT EVENTS

See Note 9 for subsequent event information related to warrant exercises.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and other information presented in our Annual Report on Form 10-K for the year ended December 31, 2018. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section entitled “Risk Factors.”

We are a security technology company organized in March 2016 focused on delivering modern policing solutions to customers, primarily consisting of law enforcement and security personnel.

Business Highlights, Outlook and Challenges

In December 2017, we completed a self-underwritten public offering, raising gross proceeds of approximately $3.49 million from the sale of 2,328,533 shares of our Ccommon sStock, par value $0.0001 per share (“Common Stock”), at the public offering price of $1.50 per share. Three officers of the Company purchased an aggregate of 40,000 shares of Common Stock during the offering for an aggregate purchase price of $60,000.

On May 18, 2018, quotations for our Common Stock commenced under the WRTC ticker symbol on the OTCQB Venture Market for early stage and developing U.S. and international companies. On December 4, 2018, our stock trading was up-listed to the Nasdaq Capital Market also under the symbol “WRTC.”

During 2018, the U.S. Patent and Trademark Office granted the first four U.S. patents on our BolaWrap remote restraint device and technology. In September 2018, we commenced filing our first foreign patent applications, targeting the European Union (17 countries) and 17 other countries. We currently have nine U.S. patents and 19 foreign patents pending. We have additional patents being drafted as part of our strategy to protect our innovations in the U.S. and in targeted countries internationally.

In October 2018, we completed a private placement of equity securities, resulting in net cash proceeds to the Company of approximately $12,140,000. We are rapidly growing business functions, including production, marketing, sales, distribution, service and administration. Until we generate additional revenue and net cash flows from operations or obtain additional financing, we still expect to have limited personnel to accomplish these functions and will primarily rely on our executives along with outside consultants and suppliers for production and certain other services. Given our limited personnel, substantial risk and uncertainty exists with respect to whether we can timely execute our business plan and achieve our operating objectives, including obtaining orders from customers and introducing new products in the future.

We began demonstrations of our first product, the BolaWrap 100 remote restraint device, in November 2017. Our product is gaining important worldwide awareness and recognition through media exposure, trade show participations, product demonstrations and word of mouth as a result of positive responses to our product. We believe that we are in the process of establishing a global brand and the product foundation for business growth.  We believe that we have strong market opportunities for our restraint product offering within the law enforcement, military and homeland security business sectors. We are also developing and intend to expand our international business.

The focus of our sales strategy is the immediate addressable domestic market of approximately 701,000 full-time sworn law enforcement officers in 15,300 federal, state and local law enforcement agencies, while also beginning to explore other markets, including military, border patrol and international markets. According to Stratistics MRC, we participate in a segment of the non-lethal products market expected to grow to $11.85 billion by 2023. in the U.S. We have demonstrated our BolaWrap 100 product to over 100 agencies across the country, often with media in attendance, resulting in dozens of media reports including television and print that have driven hundreds of inquiries from domestic and international prospects. Over 40 law enforcement agencies took delivery of the BolaWrap 100 devices during 2018 and an additional 20 in the first quarter of 2019. We have delivered over 300 devices at no cost to agencies for evaluation and feedback and sold a limited number of small orders as we establish volume production. We are making product updates as a result of initial feedback, and in October 2018 announced a patent pending green line laser accessory. We believe the enhanced version of our product with the laser accessory will meet customer requirements and we are taking orders for delivery in the second quarter of 2019. We believe we can accelerate orders in 2019. However, there can be no assurance of the timing or quantity of orders or sales in future periods.

Since inception in March 2016, we have generated significant losses from operations and anticipate that we will continue to generate significant losses from operations for the foreseeable future. Although we believe that we have adequate financial resources to sustain our operations for the next year, no assurances can be given, and we may need additional capital for future operations and to market and further develop our products and introduce new products. Obtaining any required additional financing in the future could be a significant challenge for management, and failure to secure necessary financing would have a material adverse effect on our operations.

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

Some of our accounting policies require higher degrees of judgment than others in their application. These include share-based compensation and contingencies and, going forward, areas such as revenue recognition, operating lease liabilities, warranty liabilities, impairments and valuation of intangible assets.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the three months ended March 31, 2019.

Operating Expense

Our operating expense has included (i) selling, general and administrative expense, and (ii) research and development expense. Research and development expense comprises the costs incurred in performing research and development activities and developing production on our behalf, including compensation and consulting, design and prototype costs, contract services, patent costs and other outside expenses. The scope and magnitude of our future research and development expense is difficult to predict at this time and will depend on elections made regarding research projects, staffing levels and outside consulting and contract costs.

The actual level of future selling, general and administrative expense will be dependent on staffing levels, elections regarding expenditures on sales, marketing and customer training, the use of outside resources, public company and regulatory costs, and other factors, some of which are outside of our control. Our operating costs could increase as we introduce our product and expand our research and development, production, distribution, training, service and administrative functions in future periods. We may also incur substantial noncash stock-based compensation costs depending on future option grants that are impacted by stock prices and other valuation factors. Historical expenditures are not indicative of future expenditures.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

We had revenue of $117,811 primarily from deliveries to customers for the quarter ended March 31, 2019 and none for the three months ended March 31, 2018.

Recently, our marketing and selling efforts have focused on creating demand for our improved generation product with our green line laser. Initial deliveries are anticipated in the second quarter of 2019. We incurred promotional costs of $67,495 for the three months ended March 31, 2019 related primarily to the cost of demonstration products and accessories delivered to law enforcement agencies that were expensed as marketing costs. A total of $5,801 of such marketing costs were incurred during the three months ended March 31, 2018.

Our cost of revenues for the first quarter of 2019 were was $61,220 resulting in a gross margin of 48%. Due to the minimal revenues and the changes being made to our product as we establish volume manufacturing, such margin may not be indicative of future margins. In addition, our margins vary based on the sales channels through which our products are sold. We continue to implement product updates and changes, including raw material and component changes that may impact product costs. With such product updates and changes we have limited warranty cost experience and estimated future warranty costs can impact our gross margins. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three-month period ended March 31, 2019 was $1,157,950 compared to $339,167 for the three-month period ended March 31, 2018. The most recent period included non-cash stock-based compensation expense of $203,200 and compensation and sales consulting costs of $501,072. There were no non-cash stock-based compensation costs for the comparable period in 2018, and compensation and sales consulting costs for the 2018 three-month period were $200,153. The increase in compensation and sales consulting costs is attributable to the increase in staffing from hiring of executives, sales and marketing employees and consultants as we commenced the introduction of our first product to market and made product demonstrations to law enforcement agencies across the United States.

Travel and entertainment costs increased from $21,000 to $100,659 for the three months ended March 31, 2018 to March 31, 2019, respectively, primarily as a result of product demonstration activities to law enforcement agencies across the nation. Product promotion, trade show and other marketing costs were $116,019 for the three months ended March 31, 2019 compared to $17,235 for the three months ended March 31, 2018. The period over period increase is attributable to the commencement of direct sales activities with agencies and demonstration products provided at no cost during the 2019 period.

Other general and administrative costs of $237,000 during the three months ended March 31, 2019 included legal, audit and professional fees of $53,223, chairman and director fees and expenses of $62,788, public company costs of $64,347 and occupancy and office costs of $56,642. In the prior comparable three-month period, our activities were more limited with other general and administrative costs aggregating $100,779.

Research and Development Expense. Research and development expense for the three months ended March 31, 2019 was $374,819, which included $23,847 of non-cash stock-based compensation expense, $165,061 of compensation costs, consulting and contract research costs of $118,714 and prototype costs of $31,338. This was an increase from $95,985 of research and development expense for the comparable three-month prior period ended March 31, 2018, which included $65,263 of compensation costs, consulting and contract research costs of $11,198 and prototype costs of $6,686. During late 2018 and in the first quarter of 2019 we increased staffing for internal research and used outside consulting and contract research focused primarily on our new patent-pending green line laser accessory. We also incurred consulting costs related to developing systems for monitoring research and production. Our research and development costs will vary depending on specific research projects and levels of internal and external staffing and prototype costs.

Net Loss. Our net loss for the three-month period ended March 31, 2019 was $1,480,781 compared to a net loss of $435,378 for the three-month period ended March 31, 2018, with the increase in net loss resulting from costs associated with increased staffing and activity after our October 2018 financing and growth of sales and marketing activities related to the BolaWrap 100 product.

Liquidity and Capital Resources

Overview

We have experienced net losses and negative cash flows from operations since our inception. As of March 31, 2019, we had cash of $10,693,479, positive working capital of $10,873,368, and had sustained cumulative losses attributable to common stockholders of $5,885,117. We believe that our cash on hand will sustain our operations for at least the next twelve months.

Our sole source of liquidity to date has been funding from our stockholders and the sale of debt and equity securities. We expect our primary source of future liquidity will be from the exercise of stock options and warrants, the sale of products, if any, and if required, from future equity or debt financings. Subsequent to March 31, 2019 we received $966,450 from the exercise of certain common stock purchase warrants.

Capital Requirements

In December 2017, we completed our IPO, raising gross proceeds of approximately $3.49 million from the sale of 2,328,533 shares of Common Stock at the public offering price of $1.50 per share.

In October 2018, we received approximately $12.14 million in net cash proceeds from the private sale of equity securities to certain accredited investors.

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

Cash Flow

Operating Activities.

During the three months ended March 31, 2019, net cash used in operating activities was $1,588,977. The net loss of $1,480,781 was decreased by non-cash expenses of $227,395, consisting primarily of stock compensation expense of $227,047. Other major component changes using operating cash included a $521,449 increase in inventories, an increase of $212,119 in prepaid expense and other current assets and an increase of $58,646 in accounts receivable. An increase of $459,341 in accounts payable and accrued liabilities reduced the cash used in operating activities.

During the three months ended March 31, 2018, net cash used in operating activities was $526,355, consisting primarily of the net loss of $435,378.

Investing Activities.

We used $39,198 and $6,472 of cash for the purchase of property and equipment during the three months ended March 31, 2019 and 2018, respectively. We began capitalizing patent costs during mid-2018 and invested $34,437 in patents during the three months ended March 31, 2019.

Financing Activities.

There were no financing activities for the three months ended March 31, 2019 or 2018. Subsequent to March 31, 2019 we received $966,450 from the exercise of certain common stock purchase warrants.

Contractual Obligations and Commitments

We are obligated to pay to Syzygy Licensing, LLC (“Syzygy”) a 4% royalty fee on future product sales up to an aggregate amount of $1.0 million in royalties or until September 30, 2026, whichever occurs earlier.

In January 2019, we extended our Las Vegas, Nevada corporate and production facility lease through December 31, 2020. In February 2019, we entered into a two-year lease for an office and warehouse space located in Lake Forest, California. We are committed to aggregate lease payments on these leases of $46,281 in 2019, $58,636 in 2020 and $5,598 in 2021.

At March 31, 2019, we were committed to approximately $1.4 million of purchase commitments for product components. These purchase commitments are generally subject to modification as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented.

Recent Accounting Pronouncements

Other than our adoption of ASU 2016-02, Leases (Topic 842), there have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended March 31, 2019, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, as of March 31, 2019 we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

 Item 1A. Risk Factors

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

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

WRAP TECHNOLOGIES, INC. By: /s/ JAMES A BARNES James A Barnes Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)

Date:	May 3, 2019