Form 10-Q
period 2019-06-30
WRAP TECHNOLOGIES, INC.
filed 2019-08-05
CIK 1702924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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

As of August 3, 2019 a total of 29,656,500 shares of the Registrant’s Common Stock, par value $0.0001, were issued and outstanding.

WRAP TECHNOLOGIES, INC.

-i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Wrap Technologies, Inc.
Condensed Balance Sheets

	June 30,
	2019	December 31,
	(unaudited)	2018
ASSETS
Current assets:
Cash and cash equivalents	$21,377,807	$12,358,896
Accounts receivable	31,259	4,396
Inventories, net	1,255,587	158,267
Prepaid expenses and other current assets	186,045	114,863
Total current assets	22,850,698	12,636,422
Property and equipment, net	126,803	30,373
Operating lease right-of-use asset, net	318,789	-
Intangible assets, net	186,829	118,715
Other assets, net	12,681	1,512
Total assets	$23,495,800	$12,787,022

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$416,393	$232,915
Accrued liabilities	131,372	68,453
Deferred revenue	3,357	-
Operating lease liability- short term	104,327	-
Deferred and accrued officer compensation	96,000	96,000
Total current liabilities	751,449	397,368

Operating Lease Liability - Long Term	215,780	-
Total liabilities	967,229	397,368

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; none issued and outstanding	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 29,640,250 and 27,364,607 shares issued and outstanding each period, respectively	2,964	2,736
Additional paid-in capital	30,324,798	16,791,254
Accumulated deficit	(7,799,191)	(4,404,336)
Total stockholders' equity	22,528,571	12,389,654
Total liabilities and stockholders' equity	$23,495,800	$12,787,022

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Condensed Statements of Operations
(unaudited)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Revenues:
Product sales	$48,948	$-	$162,901	$-
Other revenue	10,496	-	14,354	-
Total revenues	59,444	-	177,255	-
Cost of revenues	35,695	-	96,915	-
Gross profit	23,749	-	80,340	-

Operating expenses:
Selling, general and administrative	1,481,187	581,575	2,669,063	920,742
Research and development	516,213	193,629	891,032	289,614
Total operating expenses	1,997,400	775,204	3,560,095	1,210,356
Loss from operations	(1,973,651)	(775,204)	(3,479,755)	(1,210,356)

Other income (expense):
Interest income	61,777	537	87,187	758
Other	(2,200)	(875)	(2,287)	(1,322)
	59,577	(338)	84,900	(564)
Net loss	$(1,914,074)	$(775,542)	$(3,394,855)	$(1,210,920)

Net loss per basic common share	$(0.07)	$(0.03)	$(0.12)	$(0.05)
Weighted average common shares used to compute net loss per basic common share	27,848,421	22,803,533	27,606,514	22,803,533

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Condensed Statements of Stockholders Equity
(unaudited)

	Three Months Ended June 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2019	27,364,607	$2,736	$17,018,301	$(5,885,117)	$11,135,920
Sale of common stock and warrants at $6.50 per share and placement agent warrants in public offering, net of issuance costs	1,923,076	192	11,351,022		11,351,214
Common shares issued upon exercise of warrants at $3.00 per share	62,150	6	186,444		186,450
Common shares issued upon exercise of warrants at $5.00 per share	274,167	28	1,370,807		1,370,835
Common shares issued upon exercise of stock options	16,250	2	24,373		24,375
Share-based compensation expense			373,851		373,851
Net loss for the period	-	-	-	(1,914,074)	(1,914,074)
Balance at June 30, 2019	29,640,250	$2,964	$30,324,798	$(7,799,191)	$22,528,571

	Six Months Ended June 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	27,364,607	$2,736	$16,791,254	$(4,404,336)	$12,389,654
Sale of common stock and warrants at $6.50 per share and placement agent warrants in public offering, net of issuance costs	1,923,076	192	11,351,022		11,351,214
Common shares issued upon exercise of warrants at $3.00 per share	62,150	6	186,444		186,450
Common shares issued upon exercise of warrants at $5.00 per share	274,167	28	1,370,807		1,370,835
Common shares issued upon exercise of stock options	16,250	2	24,373		24,375
Share-based compensation expense			600,898		600,898
Net loss for the period	-	-	-	(3,394,855)	(3,394,855)
Balance at June 30, 2019	29,640,250	$2,964	$30,324,798	$(7,799,191)	$22,528,571

	Three Months Ended June 30, 2018
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2018	22,803,533	$2,280	$4,137,936	$(1,503,279)	$2,636,937
Share-based compensation expense			172,973		172,973
Net loss for the period	-	-	-	(775,542)	(775,542)
Balance at June 30, 2018	22,803,533	$2,280	$4,310,909	$(2,278,821)	$2,034,368

	Six Months Ended June 30, 2018
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	22,803,533	$2,280	$4,137,936	$(1,067,901)	$3,072,315
Share-based compensation expense			172,973		172,973
Net loss for the period	-	-	-	(1,210,920)	(1,210,920)
Balance at June 30, 2018	22,803,533	$2,280	$4,310,909	$(2,278,821)	$2,034,368

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Six Months
	Ended June 30,
	2019	2018

Cash Flows From Operating Activities:
Net loss	$(3,394,855)	$(1,210,920)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	12,573	4,846
Warranty provision	3,503	-
Inventory write-off	(65,012)	-
Non-cash lease expense	22,211	-
Share-based compensation	600,898	172,973
Changes in assets and liabilities:
Accounts receivable	(26,863)	-
Inventories	(1,032,308)	(15,222)
Prepaid expenses and other current assets	(71,182)	(5,695)
Accounts payable	183,478	11,018
Operating lease liability	(20,893)	-
Accrued liabilities and other	59,416	(17,758)
Deferred revenue	3,357	-
Net cash used in operating activities	(3,725,677)	(1,060,758)

Cash Flows From Investing Activities:
Capital expenditures for property and equipment	(108,616)	(8,015)
Investment in patents and trademarks	(68,501)	-
Long-term deposits	(11,169)	-
Net cash used in investing activities	(188,286)	(8,015)

Cash Flows From Financing Activities:
Sale of common stock and warrants	11,351,214	-
Proceeds from exercise of warrants	1,557,285	-
Proceeds from exercise of stock options	24,375	-
Net cash provided by financing activities	12,932,874	-

Net increase (decrease) in cash and cash equivalents	9,018,911	(1,068,773)
Cash and cash equivalents, beginning of period	12,358,896	3,083,976
Cash and cash equivalents, end of period	$21,377,807	$2,015,203

Supplemental Disclosure of Non-Cash Investing
and Financing Activities:
Prepaid insurance financed with note payable	$-	$39,435
Right-of-use assets and liabilites recorded during period	$341,000	$-
Issuance costs relating to warrants issued to public offering selling agent	$205,894	$-

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description
Wrap Technologies, Inc., a Delaware corporation (the “Company”), is a developer of security products designed for use by law enforcement and security personnel. The Company’s first product is the BolaWrap® 100 remote restraint device.

On June 18, 2019, the Company received gross cash proceeds of $12.50 million, or net cash proceeds of approximately $11.35 million after deduction of commissions and offering costs, from the public offering and sale of 1,923,076 units (“Units”) for a public offering price of $6.50 per Unit in a follow-on public offering completed under the Company’s effective shelf registration statement on Form S-3 (File No. 333-228974) (the “June 2019 Follow-On Offering”). Each Unit sold during the June 2019 Follow-On Offering consisted of one share of common stock and one detachable two-year warrant to purchase one share of common stock at an exercise price of $6.50 per share.

Basis of Presentation and Use of Estimates
The Company’s unaudited interim financial statements and related notes included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed balance sheet at December 31, 2018 was derived from audited financial statements but certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The interim financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2018. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

Concentrations of Risk

Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of cash and cash equivalents and accounts receivable from customers. The Company maintains its cash deposits at two domestic financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company places its cash and cash equivalents with high-credit quality financial institutions. To date, the Company has not experienced any losses on its cash and cash equivalents.

Concentrations of Accounts Receivable and Revenues – The Company has recently commenced sales activities with a limited number of customers, accounts receivable and revenues. The Company may experience concentrations in both accounts receivable and revenues due to the timing of sales and collections of related payments.

Concentration of Suppliers – The Company relies on a limited number of component suppliers and contract suppliers. In particular, a single supplier is currently the sole manufacturer of the Company’s laser assembly with some parts sole sourced from other suppliers. If supplier shortages occur, or quality problems arise, then production schedules could be significantly delayed or costs significantly increased, which could in turn have a material adverse effect on the Company’s financial condition, results of operation and cash flows.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Share-Based Compensation
The Company follows the fair value recognition provisions issued by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation (“ASC 718”) and has adopted Accounting Standards Update (“ASU”) 2018-07 for share-based transactions with non-employees. Share-based compensation expense recognized during the six months ended June 30, 2019 includes stock option and restricted stock unit compensation expense. The grant date fair value of stock options is determined using the Black-Scholes option-pricing model. The grant date is the date at which an employer and employee or non-employee reach a mutual understanding of the key terms and conditions of a share-based payment award. The Black-Scholes option-pricing model requires inputs including the market price of the Company’s common stock on the date of grant, the term that the stock options are expected to be outstanding, the implied stock volatilities of several publicly-traded peers over the expected term of stock options, risk-free interest rate and expected dividend. Each of these inputs is subjective and generally requires significant judgment to determine. The grant date fair value of restricted stock units is based upon the market price of the Company’s common stock on the date of the grant. The fair value of share-based compensation is amortized to compensation expense over the vesting term.

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

Accounts Receivable
Accounts receivable, net consists of trade accounts receivables from customers, net of allowance for doubtful accounts if deemed necessary. Accounts receivables are recorded at the invoiced amount. The Company does not require collateral or other security for accounts receivable. The Company periodically evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses, based on the historical experience. At June 30, 2019 and December 31, 2018, the Company did not have an allowance for potential credit losses as there were no estimated credit losses.

Net Loss per Share
Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options, restricted stock units and warrants exercisable or issuable for a total of 9,997,123 shares of common stock were outstanding at June 30, 2019. These securities are not included in the computation of diluted net loss per common share for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

Income Taxes
Until its conversion to a corporation on March 31, 2017, the Company was treated as a partnership for federal and state income tax purposes and did not incur income taxes. Instead, its losses were included in the income tax returns of the member partners. No income tax expense was recorded for period ended June 30, 2019 due to losses incurred.

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

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced and a receivable is recorded. A contract asset is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. At December 31, 2018 the Company had no contract assets and no deferred revenue related to products or training for product delivered during the year. At June 30, 2019 the Company had deferred revenue of $3,357 related to future training.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

2.	REVENUE AND PRODUCT COSTS (continued)

The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the recognition timing of the revenue for any such underlying performance obligations. The Company had no such assets at June 30, 2019 and December 31, 2018. The Company will apply the practical expedient to expense any sales commissions related to performance obligations with an amortization of one year or less when incurred within selling, general and administrative expenses.

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

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the weighted average cost method. Inventories consisted of the following:

	June 30,	December 31,
	2019	2018
Finished goods	$106,460	$82,313
Work in process	63,241	12,695
Raw materials	1,085,886	63,259
	$1,255,587	$158,267

During the three and six months ended June 30, 2019 the Company wrote off $52,937 and $65,012, respectively, of raw material parts primarily due to model improvements.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30,	December 31,
	2019	2018
Laboratory equipment	$30,047	$13,980
Tooling	56,234	22,683
Computer equipment	19,560	12,608
Furniture, fixtures and improvements	52,086	9,595
	157,927	58,866
Accumulated depreciation	(31,124)	(28,493)
	$126,803	$30,373

Depreciation expense was $7,621 and $12,186 for the three and six months ended June 30, 2019 and was $2,585 and $4,846 for the three and six months ended June 30, 2018, respectively.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

5.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	June 30,	December 31,
	2019	2018

Patents	$150,174	$111,160
Trademarks	38,397	8,910
	188,571	120,070
Accumulated amortization	(1,742)	(1,355)
	$186,829	$118,715

The costs related to issued patents will be amortized using the straight-line method over the estimated remaining lives of issued patents which is 20 years from the initial filing. An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows.

Amortization expense was $203 and $387 for the three and six months ended June 30, 2019. There was no amortization for the three or six months ended June 30, 2018.

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $7,590 due to related party Syzygy Licensing, LLC (“Syzygy”). See Note 10.

Accrued liabilities consist of the following:

	June 30,	December 31,
	2019	2018
Patent costs	$7,800	$11,600
Accrued compensation	116,841	55,493
Warranty costs	3,931	428
Other	2,800	932
	$131,372	$68,453

7.	LEASES

The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019 using the modified retrospective approach. The Company has elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. The adoption of the standard resulted in the recognition of a ROU asset and lease liability of $12,900 for one operating lease as of January 1, 2019, with no impact to retained earnings. Prior year amounts have not been restated. That lease is for 1,890 square feet of improved office, assembly and warehouse space in Las Vegas, Nevada. In January 2019 the Company recorded an additional $17,101 ROU remeasurement asset and liability from an extension of the operating facility lease to December 31, 2020.

In March 2019 the Company recorded a $57,587 ROU asset and liability for a two-year facility operating lease for 1,906 square feet of improved office, assembly and warehouse space in Lake Forest, California expiring in February 2021.

In June 2019 the Company recorded a $253,412 ROU asset and liability for a 38-month facility operating lease for 11,256 square feet of improved office, assembly, training and warehouse space in Tempe, Arizona expiring in July 2022.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

7.	LEASES (continued)

Due to lack of borrowing history or ability the Company used as its incremental borrowing rate a low-grade debt rate published by the Federal Reserve Bank and determined a discount rate of 7.5% for the remeasurement in January 2019, 6.8% for the March 2019 operating lease and 7.0% for the June 2019 operating lease. Management determined these are reasonable borrowing rates.

Amortization of ROU operating lease assets was $16,432 and $22,211 for the three and six months ended June 30, 2019.

Operating lease expense for capitalized operating leases included in operating activities was $19,305 and $25,956 for the three and six months ended June 30, 2019. Operating lease obligations recorded on the balance sheet at June 30, 2019 are:

Operating lease liability- short term	$104,327
Operating lease liability - long term	215,780
Total Operating Lease Liability	$320,107

Future lease payments included in the measurement of lease liabilities on the balance sheet at June 30, 2019 for future periods are as follows:

Remainder of 2019 (six months)	$53,705
2020	143,574
2021	101,406
2022	57,328
Total future minimum lease payments	356,013
Less imputed interest	(35,996)
Total	$320,017

The weighted average remaining lease term is 2.7 years and the weighted average discount rate is 7.0%.

The Company does not have any finance leases.

8.	DEFERRED AND ACCRUED COMPENSATION

From March 2016 through February 2017, the Company accrued monthly compensation for the services of two officers in the aggregate amount of $7,000 per month payable to Syzygy. In March 2017 the Company accrued and deferred $6,000 compensation to each of the two officers. The balance payable to Syzygy as of June 30, 2019 was $84,000 and the accrued deferred compensation aggregated $12,000. These balances accrue without interest. No payment terms or schedule has been established.

9.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

The Company’s authorized capital consists of 150,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share.

Public Offering
On June 18, 2019, the Company consummated the June 2019 Follow-On Offering, pursuant to which a total of 1,923,076 Units were offered and sold at the public offering price of $6.50 per Unit. Each Unit sold consisted of one share of common stock and one detachable two-year warrant to purchase one share of common stock at an exercise price of $6.50 per share. The offering resulted in the Company’s receipt of gross cash proceeds of $12.5 million, or net cash proceeds of $11.35 million after deduction of commissions and offering costs.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

9.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION (continued)

In connection with the June 2019 Follow-On Offering, the Company also issued placement agent warrants exercisable for 153,846 shares of common stock for two years at an exercise price of $8.125 per share. The estimated fair value of these warrants was $205,894, as determined using the Black-Scholes methodology (assuming estimated volatility of 49%, risk-free interest rate of 1.86%, and expected dividend yield of 0.0%). This amount was recorded as both an increase to additional paid in capital and as a non-cash issuance cost of the offering.

Share-Based Compensation
On March 31, 2017, the Company adopted and the shareholders approved the 2017 Stock Incentive Plan (the “Plan”) authorizing 2,000,000 shares of Company common stock for issuance as stock options and restricted stock units to employees, directors or consultants. In March 2019 the Company’s directors approved and in May 2019 the shareholders ratified an increase in the Plan authorizing an additional 2,100,000 shares of common stock for a total of 4,100,000 shares.

The Company generally recognizes share-based compensation expense on the grant date and over the period of vesting or period that services will be provided.

The following table summarizes stock option activity under the Plan for the six months ended June 30, 2019:

		Weighted Average
	Options on		Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding January 1, 2019	2,067,500	$1.68	4.44	$3,063,375
Granted	1,000,000	5.41	5.00	-
Exercised	(16,250)	1.50	-	-
Forfeited, cancelled, expired	(75,000)	1.50	-	-
Outstanding June 30, 2019	2,976,250	$2.94	4.21	$9,757,700
Vested and exercisable at June 30, 2019	1,208,438	$1.58	3.92	$5,611,323

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

On May 23, 2019 the Company granted a total of 263,087 of service-based RSU’s to employees and consultants vesting over three years that convert to common stock as vesting occurs. A summary is set forth below:

	Service-Based	Grant Date	Vesting
	RSU's	Fair Value	Period
Unvested at January 1, 2019	-
Granted at May 23, 2019	263,087	$7.24	3 Years
Vested	-
Forfeited and cancelled	-
Unvested at June 30, 2019	263,087

The Company recorded stock-based compensation in its statements of operations for the relevant periods as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Selling, general and administrative	$345,217	$125,878	$548,417	$125,878
Research and development	28,634	47,095	52,481	47,095
Total stock-based expense	$373,851	$172,973	$600,898	$172,973

As of June 30, 2019, total estimated compensation cost of stock options and RSUs granted but not yet vested was $4.3 million which is expected to be recognized over the weighted average period of 2.5 years.

Warrants

The following table summarizes warrant activity during the six months ended June 30, 2019:

	Number	Average Purchase Price Per Share
Shares purchasable under outstanding warrants at January 1, 2019	5,017,181	$4.82
Stock purchase warrants issued	2,076,922	$6.62
Stock purchase warrants exercised	(336,317)	$4.63
Shares purchasable under outstanding warrants at June 30, 2019	6,757,786	$5.38

The Company determined that the warrants issued in connection with the June 2019 Follow-On Offering should be classified as equity in accordance with ASC 480. However, changes in director and officer ownership or other factors in future periods could require reclassification of outstanding warrants as a liability with changes in value thereafter reflected in the statement of operations.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

9.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION (continued)

The Company has outstanding common stock purchase warrants as of June 30, 2019 as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Purchase Warrants (1)	4,286,907	$5.00	October 30, 2020
Agent Warrants	393,957	$3.00	October 30, 2020
Purchase Warrants	1,923,076	$6.50	June 18, 2021
Agent Warrants	153,846	$8.125	June 18, 2021

(1) 333,334 warrants are held by a family trust of officer Elwood G. Norris.

Subsequent to June 30, 2019 a total of 15,000 of the $3.00 warrants were exercised for cash proceeds of $45,000.

10.	COMMITMENTS AND CONTINGENCIES

Facility Leases
See Note 7.

Related Party Technology License Agreement
The Company is obligated to pay royalties and pay development and patent costs pursuant to an exclusive Amended and Restated Intellectual Property License Agreement dated as of September 30, 2016 with Syzygy, a company owned and controlled by stockholders/officers Mr. Elwood Norris and Mr. James Barnes. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000,000 in royalties or until September 30, 2026, whichever occurs earlier. The Company recorded $2,231 and $6,719 for royalties incurred during the three and six months ended June 30, 2019, respectively.

Purchase Commitments
At June 30, 2019 the Company was committed for approximately $1.1 million for future component deliveries that are generally subject to modification or rescheduling in the normal course of business.

11.	RELATED PARTY TRANSACTIONS

Commencing in October 2017 the Company began reimbursing Mr. Elwood Norris, an officer and stockholder of the Company, $1,500 per month on a month to month basis for laboratory facility costs, for an aggregate of $9,000 during the six months ended June 30, 2019 and 2018.

See Notes 1, 6, 8 and 10 for information on related party transactions and information.

12.	SUBSEQUENT EVENTS

The Company evaluated subsequent events for their potential impact on the financial statements and disclosures through the date the financial statements were available to be issued, and determined that, except as disclosed herein, no subsequent events occurred that were reasonably expected to impact the financial statements presented herein. Specifically, see Note 9 for subsequent event information related to warrant exercises.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and other information presented in our Annual Report on Form 10-K for the year ended December 31, 2018. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “will,” “could,” “would,” or the negative or plural of such words and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including particularly matters set forth under Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K. Furthermore such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

We are a security technology company organized in March 2016 focused on delivering modern policing solutions to customers, primarily consisting of law enforcement and security personnel.

Business Highlights, Outlook and Challenges

In June 2019 we completed a follow-on public offering under our effective shelf registration statement on Form S-3 (File No. 333-228974) (the “June 2019 Follow-On Offering”), which offering resulted in net cash proceeds to the Company of approximately $11.35 million after deduction of commissions and offering costs, and, at June 30, 2019, we had cash and cash equivalents of $21.38 million. We are rapidly growing business functions, including production, marketing, sales, distribution, service and administration. Until we generate additional revenue and net cash flow from operations, we still expect to have limited personnel to accomplish these functions and will primarily rely on our executives along with outside consultants, contractors and suppliers for production and certain other services. Given our limited personnel, substantial risk and uncertainty exists with respect to whether we can timely execute our business plan and achieve our operating objectives, including obtaining orders from customers and introducing new products in the future.

We currently have five U.S. patents issued and eight U.S. patents pending on our remote restraint device and technology. In September 2018 we commenced filing our first foreign patent applications, targeting the European Union (17 countries) and 17 other countries. We have additional patents being drafted as part of our strategy to protect our innovations in the U.S. and in targeted countries internationally.

We began demonstrations of our first product, the BolaWrap 100 remote restraint device, in November 2017 and in 2018 developed initial production capability. We have demonstrated our BolaWrap 100 product to over 150 agencies across the country, often with media in attendance, resulting in dozens of media reports including television and print that have driven hundreds of inquiries from domestic and international prospects. Over 70 law enforcement agencies took delivery of the BolaWrap 100 devices during 2018 and the first half of 2019. In addition to the sale of a limited number of small domestic and international orders, we have delivered over 330 devices at no cost to strategic agencies for evaluation and feedback. Our product is gaining important worldwide awareness and recognition through media exposure, trade show participations, product demonstrations and word of mouth as a result of positive responses to our product. We believe we are establishing a global brand and the product foundation for business growth. We believe we have strong market opportunities for our restraint product offering within the law enforcement, military and homeland security business sectors domestically and internationally.

In March 2019 we welcomed less-lethal industry pioneer and 25-year veteran Thomas Smith as our President. He is responsible for scaling our domestic and international sales. We have accelerated our focus on international distribution and began to engage with domestic distributors to address the over 1,100 product inquiries from domestic law enforcement agencies. While our strategy includes a combination of both direct and distributor sales we are adding distributors to sell products especially targeting smaller law enforcement agencies. At June 30, 2019 we had distribution agreements with nine domestic distributors representing 38 states and seven international distributors representing 12 countries.

To support our increased sales and distribution activities we have expanded our training and product support functions with the addition of less-lethal industry veterans and engagement of professional regional trainers. At June 30, 2019, in addition to our internal training executives, we had eight contract regional Master Instructors. As of June 30, 2019 over 65 agencies had received BolaWrap 100 training with approximately 390 training officers at those agencies certified as BolaWrap 100 instructors qualified to train the rest of their departments.

In late May 2019 we began shipping an updated version of our BolaWrap 100 remote restraint device featuring a green line laser to strategic police departments and international distributors. In June 2019 we also leased and occupied a 11,000 square foot facility in Tempe, Arizona that we expect to provide additional assembly, warehouse and training space for future growth.

In July 2019 we announced our first large international distributor order valued at over $1 million and secured three additional international orders and our first five domestic distributor orders. We believe we can accelerate orders in 2019 but orders and sales may be sporadic as we grow our distributor and customer base. However, there can be no assurance of the timing or quantity of orders or sales in future periods.

The focus of our sales strategy is the immediate addressable domestic market of approximately 701,000 full-time sworn law enforcement officers in 15,300 federal, state and local law enforcement agencies while also beginning to explore other markets, including military, border patrol. We are also aggressively addressing international markets. According to Stratistics MRC, we participate in a segment of the non-lethal products market expected to grow to $11.85 billion by 2023.

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

We face significant challenges in operating and growing our business. We expect that we will need to continue to innovate new applications for our security technology, develop new products and technologies to meet diverse customer requirements and identify and develop new markets for our products.

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

Some of our accounting policies require higher degrees of judgment than others in their application. These include share-based compensation and contingencies and areas such as revenue recognition, operating lease liabilities, warranty liabilities, impairments and valuation of intangible assets.

We sell our products to customers including law enforcement agencies, domestic distributors and international distributors and revenue from such transactions is recognized in the periods that products are shipped (free on board (“FOB”) shipping point) or received by customers (FOB destination), when the fee is fixed or determinable and when collection of resulting receivables is reasonably assured. We identify customer performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue as we satisfy the performance obligations. Our primary performance obligations are products/accessories and training. Our customers do not have the right to return product unless the product is found to be defective.

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the six months ended June 30, 2019.

Operating Expense

Our operating expense includes (i) selling, general and administrative expense, and (ii) research and development expense. Research and development expense is comprised of the costs incurred in performing research and development activities and developing production on our behalf, including compensation and consulting, design and prototype costs, contract services, patent costs and other outside expenses. The scope and magnitude of our future research and development expense is difficult to predict at this time and will depend on elections made regarding research projects, staffing levels and outside consulting and contract costs. However, in the near term, we expect our research and development expenses to increase in absolute dollars as we increase our research and development headcount and increase new product development activities.

The actual level of future selling, general and administrative expense will be dependent on staffing levels, elections regarding expenditures on sales, marketing and customer training, the use of outside resources, public company and regulatory costs, and other factors, some of which are outside of our control. We expect our operating costs will increase as we expand product distribution activities and expand our research and development, production, distribution, training, service and administrative functions in the near term. We may also incur substantial noncash share-based compensation costs depending on future option and restricted stock unit grants that are impacted by stock prices and other valuation factors. Historical expenditures are not indicative of future expenditures.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table sets forth for the periods indicated certain items of our condensed statement of operations. The financial information and the discussion below should be read in conjunction with the condensed financial statements and notes contained in this report.

	Three Months
	Ended June 30,		Change
	2019	2018	$	%
Revenues:
Product sales	$48,948	$-	$48,948
Other revenue	10,496	-	10,496
Total revenues	59,444	-	59,444
Cost of revenues	35,695	-	35,695
Gross profit	23,749	-	23,749

Operating expenses:
Selling, general and administrative	1,481,187	581,575	899,612	155%
Research and development	516,213	193,629	322,584	167%
Total operating expenses	1,997,400	775,204	1,222,196	158%
Loss from operations	$(1,973,651)	$(775,204)	$(1,198,447)	155%

Revenues
We had no revenues for the three months ended June 30, 2018 as we commenced product sales in late 2018. Our recent marketing and selling efforts have focused on creating demand for our improved generation of BolaWrap 100® product with our green line laser. Initial deliveries of the improved product began in late May 2019. We incurred product promotional costs of $67,565 during the three months ended June 30, 2019 related to the cost of demonstration products and accessories delivered to law enforcement agencies that were expensed as marketing costs. A total of $53,470 of such product marketing costs were incurred during the three months ended June 30, 2018.

We had $3,357 of deferred revenue at June 30, 2019 related to products sold for which the training revenue component had not been completed.

We believe we can accelerate sales in the second half of 2019 but sales may be sporadic as we grow our distributor and customer base.

Gross Profit
Our cost of revenues for the three months ended June 30, 2019 were $35,695 resulting in a gross margin of 40%. Due to our history of minimal revenues and the changes being made to our product as we establish volume manufacturing such margin may not be indicative of future margins. In addition, our margins vary based on the sales channels through which our products are sold. We continue to implement product updates and changes, including raw material and component changes that may impact product costs. With such product updates and changes we have limited warranty cost experience and estimated future warranty costs can impact our gross margins. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expense
Selling, general and administrative expense for the three months ended June 30, 2019 increased by $899,612 when compared to the three months ended June 30, 2018. We incurred a $219,339 increase in non-cash share-based compensation expense allocated to selling, general and administrative expenses from $345,217 in the three months ended June 30, 2019 compared to $125,878 in the three months ended June 30, 2018. Other increases included a $312,388 increase in cash compensation costs from an increase in headcount since June 30, 2018 and a $62,316 increase in travel costs. Marketing and promotion costs increased $165,328 due primarily to promotional products. Occupancy costs increased $50,552 due to the addition of office, training, assembly and warehouse space in Tempe, Arizona, and public company costs increased $50,429 due to Nasdaq fees and related public company costs incurred in 2019.

In the near term we expect to expend additional resources on the marketing and selling of our products, training distributors and customers and administratively supporting our operations.

Research and Development Expense
Research and development expenses increased $322,584 during the three months ended June 30, 2019, when compared to the comparable period in 2018. We incurred a $18,101 period over period decrease in non-cash share-based compensation expense allocated to research and development expenses as a result of timing of vesting of certain awards. The increase in costs during the 2019 period, when compared to the comparable period in 2018, included a $147,355 increase in cash compensation costs resulting from an increase in headcount primarily associated with production development. Prototype related costs increased $113,481 in the 2019 period, primarily related to developing the updated version of the BolaWrap 100 product. Consulting costs increased $54,952 in the 2019 period related to developing systems for monitoring research and production. We expect our research and development costs will vary depending on specific research projects and levels of internal and external staffing and prototype costs.

Net Loss
Loss from operations during the three months ended June 30, 2019 increased by $1,198,447 when compared to the three months ended June 30, 2018, resulting, primarily, from increased operating costs due to increased personnel and marketing and selling and supporting activities.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table sets forth for the periods indicated certain items of our condensed statement of operations. The financial information and the discussion below should be read in conjunction with the condensed financial statements and notes contained in this report.

	Six Months
	Ended June 30,		Change
	2019	2018	$	%
Revenues:
Product sales	$162,901	$-	$162,901
Other revenue	14,354	-	14,354
Total revenues	177,255	-	177,255
Cost of revenues	96,915	-	96,915
Gross profit	80,340	-	80,340

Operating expenses:
Selling, general and administrative	2,669,063	920,742	1,748,321	190%
Research and development	891,032	289,614	601,418	208%
Total operating expenses	3,560,095	1,210,356	2,349,739	194%
Loss from operations	$(3,479,755)	$(1,210,356)	$(2,269,399)	187%

Revenues
We had no revenues for the six months ended June 30, 2018 as we commenced product sales in late 2018. Our recent marketing and selling efforts have focused on creating demand for our improved generation BolaWrap 100 product with our green line laser. Initial deliveries of the improved product began in late May 2019. We incurred product promotional costs of $135,060 for the six months ended June 30, 2019 related to the cost of demonstration products and accessories delivered to law enforcement agencies that were expensed as marketing costs. A total of $59,271 such product marketing costs were incurred during the six months ended June 30, 2018.

We had $3,357 of deferred revenue at June 30, 2019 related to products sold for which the training revenue component had not been completed.

We believe we can accelerate sales in the second half of 2019 but sales may be sporadic as we grow our distributor and customer base.

Gross Profit
Our cost of revenues for the six months ended June 30, 2019 were $96,915 resulting in a gross margin of 45%. Due to the minimal revenues and the changes being made to our product as we establish volume manufacturing such margin may not be indicative of future margins. In addition, our margins vary based on the sales channels through which our products are sold. We continue to implement product updates and changes, including raw material and component changes that may impact product costs. With such product updates and changes we have limited warranty cost experience and estimated future warranty costs can impact our gross margins. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

Selling, General and Administrative Expense
Selling, general and administrative expense increased by $1,748,321 during the six months ended June 30, 2019, when compared to the six months ended June 30, 2018. During the six months ended June 30, 2019, we incurred a $422,539 increase in non-cash share-based compensation expense allocated to selling, general and administrative expenses from $548,417 in the six months ended June 30, 2019 compared to $125,878 in the six months ended June 30, 2018. Other increases in the 2019 period included a $542,829 increase in cash compensation costs from an increase in headcount since June 30, 2018 and a $143,263 increase in travel costs. Marketing and promotion costs increased $267,359 in the 2019 period when compared to the 2018 period, due, primarily to promotional products. Occupancy costs increased $85,577 due to the addition of facilities in Lake Forest, California and Tempe, Arizona, and public company costs increased $127,198 due to Nasdaq fees, insurance and related public costs incurred in 2019.

In the near term we expect to expend additional resources on the marketing and selling of our products, training distributors and customers and administratively supporting our operations.

Research and Development Expense
Research and development expenses increased $601,418 during the six months ended June 30, 2019, when compared to the six months ended June 30, 2018. In addition, we incurred a $5,386 period over period increase in non-cash share-based compensation expense allocated to research and development expenses. The increase in costs for the 2019 period, when compared to the 2018 period included a $247,153 increase in cash compensation costs from an increase in headcount primarily associated with production development. Prototype related costs increased $138,133 in the 2019 period, primarily related to developing the updated version of the BolaWrap 100 product. Consulting costs during the 2019 period increased $162,469 related to developing systems for monitoring research and production. We expect our research and development costs will vary depending on specific research projects and levels of internal and external staffing and prototype costs.

Net Loss
Loss from operations during the six months ended June 30, 2019 increased by $2,269,399 when compared to the six months ended June 30, 2018, resulting, primarily from increased operating costs due to increased personnel and marketing and selling and supporting activities.

Liquidity and Capital Resources

Overview

We have experienced net losses and negative cash flows from operations since our inception. As of June 30, 2019, we had cash of $21,377,807 and positive working capital of $22,099,249, and had sustained cumulative losses attributable to common stockholders of $7,799,191. We believe that our cash on hand will sustain our operations for at least the next twelve months from the date of this Quarterly Report on Form 10-Q (the “Report”).

Our sole source of liquidity to date has been funding from our stockholders and the sale and exercise of equity securities. We expect our primary source of future liquidity will be from the sale of products, exercise of stock options and warrants and if required from future equity or debt financings. Subsequent to June 30, 2019 we received $45,000 from the exercise of common stock purchase warrants.

Capital Requirements

In December 2017, we completed our self-underwritten IPO, raising gross proceeds of approximately $3.49 million from the sale of 2,328,533 shares of common stock at the public offering price of $1.50 per share.

In October 2018 we received approximately $12.14 million in net cash proceeds from the private sale of equity securities to certain accredited investors.

In May 2019 we obtained net cash proceeds of approximately $11.35 million from the June 2019 Follow-On Offering. During the three months ended June 30, 2019 we also obtained $1.58 million from the exercise of previously issued warrants and stock options.

We cannot currently estimate our future liquidity requirements or future capital needs, which will depend on, among other things, capital required to introduce our products and the staffing and support requirements, as well as the timing and amount of future revenue and product costs. We anticipate that demands for operating and working capital will grow as we are increasing staffing, development, production, marketing, training and other functions and based on other factors outside of our control. We believe we have sufficient capital to sustain our operations for the next twelve months, although no assurances can be given. Additionally, no assurances can be provided that any future debt or equity capital will be available to us under favorable terms, if at all. Failure to quickly produce and sell products and timely obtain any required additional capital in the future will have a material adverse effect on the Company.

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

Cash Flow

Operating Activities.

During the six months ended June 30, 2019, net cash used in operating activities was $3,725,677. The net loss of $3,394,855 was decreased by non-cash expenses of $574,173 consisting primarily of share-based compensation expense of $600,898. Other major component changes using operating cash included a $1,032,308 increase in inventories, an increase of $71,182 in prepaid expense and other current assets and an increase of $26,863 in accounts receivable. An increase of $242,894 in accounts payable and accrued liabilities reduced the cash used in operating activities.

During the six months ended June 30, 2018, net cash used in operating activities was $1,060,758 consisting primarily of the net loss of $1,210,920.

Investing Activities.

We used $108,616 and $8,015 of cash for the purchase of property and equipment during the six months ended June 30, 2019 and 2018, respectively. We began capitalizing patent costs during mid-2018 and invested $68,501 in patents during the six months ended June 30, 2019.

Financing Activities.

We received $11,351,214 of net proceeds from the June 2019 Follow-On Offering, and, during the six months ended June 30, 2019 obtained $1,581,660 from the exercise of previously issued warrants and stock options. There were no financing activities for the six months ended June 30, 2018.

Contractual Obligations and Commitments

We are obligated to pay to Syzygy Licensing, LLC (“Syzygy”) a 4% royalty fee on future product sales up to an aggregate amount of $1.0 million in royalties or until September 30, 2026, whichever occurs earlier.

In January 2019 we extended our Las Vegas, Nevada corporate and production facility lease through December 31, 2020. In February 2019 we entered into a two-year lease for an office and warehouse space in Lake Forest, California. In June 2019 we entered into a 38-month lease for office, training, assembly and warehouse space in Tempe, Arizona. We are committed to aggregate lease payments on these leases of $53,705 for the balance of 2019, $143,574 in 2020, $101,406 in 2021 and $57,328 in 2022.

At June 30, 2019 we were committed to approximately $1.1 million of purchase commitments for product components. These purchase commitments are generally subject to modification as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented.

Recent Accounting Pronouncements

Other than our adoption of ASU 2016-02, Leases (Topic 842), there have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended June 30, 2019, or subsequently thereto, that we believe are of potential significance to our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, as of June 30, 2019 we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
No unregistered securities were issued during the three months ended June 30, 2019 that were not previously reported.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 4.1	Form of Investor Warrant, dated June 18, 2019 (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K, filed on June 18, 2019).
Exhibit 4.2	Form of Offering Agent Warrant, dated June 18, 2019 (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K, filed on June 18, 2019).
Exhibit 10.1
Industrial Real Estate Lease, dated May 10, 2019, by and between Wrap Technologies, Inc. and JM Sky Harbor Properties LLC (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed on June 6, 2019).

Exhibit 10.2
Supplemental Engagement Letter by and between Wrap Technologies, Inc. and Katalyst Securities LLC, dated June 7, 2019 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed on June 13, 2019).

Exhibit 10.3	Form of Subscription Agreement, dated June 14, 2019 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed on June 18, 2019).
Exhibit 10.4
Engagement Letter by and between Wrap Technologies, Inc., Dinosaur Financial Group, LLC and Katalyst Securities LLC, dated June 12, 2019 (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed on June 18, 2019).

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

WRAP TECHNOLOGIES, INC. By: /s/ JAMES A BARNES James A Barnes Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)

Date:	August 5, 2019