Form 10-Q
period 2019-09-30
WRAP TECHNOLOGIES, INC.
filed 2019-10-31
CIK 1702924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
Commission File Number: 000-55838
Wrap Technologies, Inc.
(Exact name of registrant as specified in its charter)
Delaware	98-0551945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1817 W 4th Street
Tempe, Arizona 85281
 (Address of principal executive offices) (Zip Code)
 (800) 583-2652
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	WRTC	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   [ X ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 30, 2019 a total of 29,669,000 shares of the Registrant’s common stock, par value $0.0001, (“Common Stock”) were issued and outstanding.

WRAP TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Wrap Technologies, Inc.
Condensed Balance Sheets
	September 30, 2019	December 31,
	(unaudited)	2018
ASSETS
Current assets:
Cash and cash equivalents	$19,261,830	$12,358,896
Accounts receivable	95,505	4,396
Inventories, net	1,973,917	158,267
Prepaid expenses and other current assets	85,158	114,863
Total current assets	21,416,410	12,636,422
Property and equipment, net	207,885	30,373
Operating lease right-of-use asset, net	290,043	-
Intangible assets, net	213,663	118,715
Other assets, net	12,681	1,512
Total assets	$22,140,682	$12,787,022

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$741,372	$232,915
Accrued liabilities	155,898	68,453
Customer deposits	238,510	-
Deferred revenue	2,288	-
Operating lease liability- short term	123,778	-
Deferred and accrued officer compensation	-	96,000
Total current liabilities	1,261,846	397,368

Operating Lease Liability - Long Term	183,187	-
Total liabilities	1,445,033	397,368

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; none issued and outstanding	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 29,669,000 and 27,364,607 shares issued and outstanding each period, respectively	2,967	2,736
Additional paid-in capital	30,879,077	16,791,254
Accumulated deficit	(10,186,395)	(4,404,336)
Total stockholders' equity	20,695,649	12,389,654
Total liabilities and stockholders' equity	$22,140,682	$12,787,022

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Condensed Statements of Operations
(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Revenues:
Product sales	$255,973	$1,890	$418,874	$1,890
Other revenue	12,790	-	27,144	-
Total revenues	268,763	1,890	446,018	1,890
Cost of revenues	157,786	1,607	254,701	1,607
Gross profit	110,977	283	191,317	283

Operating expenses:
Selling, general and administrative	1,878,152	665,910	4,547,215	1,586,652
Research and development	729,788	168,432	1,620,820	458,046
Total operating expenses	2,607,940	834,342	6,168,035	2,044,698
Loss from operations	(2,496,963)	(834,059)	(5,976,718)	(2,044,415)

Other income (expense):
Interest income	108,922	527	196,109	1,285
Other	837	(352)	(1,450)	(1,674)
	109,759	175	194,659	(389)
Net loss	$(2,387,204)	$(833,884)	$(5,782,059)	$(2,044,804)

Net loss per basic common share	$(0.08)	$(0.04)	$(0.20)	$(0.09)
Weighted average common shares used to compute net loss per basic common share	29,662,403	22,803,533	28,301,725	22,803,533

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Condensed Statements of Stockholders' Equity
(unaudited)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2019	29,640,250	$2,964	$30,324,798	$(7,799,191)	$22,528,571
Common shares issued upon exercise of warrants at $3.00 per share	25,000	2	74,998		75,000
Common shares issued upon exercise of stock options	3,750	1	5,624		5,625
Share-based compensation expense			473,657		473,657
Net loss for the period	-	-	-	(2,387,204)	(2,387,204)
Balance at September 30, 2019	29,669,000	$2,967	$30,879,077	$(10,186,395)	$20,695,649

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	27,364,607	$2,736	$16,791,254	$(4,404,336)	$12,389,654
Sale of common stock and warrants at $6.50 per share and placement agent warrants in public offering, net of issuance costs	1,923,076	192	11,351,022		11,351,214
Common shares issued upon exercise of warrants at $3.00 per share	87,150	9	261,441		261,450
Common shares issued upon exercise of warrants at $5.00 per share	274,167	28	1,370,807		1,370,835
Common shares issued upon exercise of stock options	20,000	2	29,998		30,000
Share-based compensation expense			1,074,555		1,074,555
Net loss for the period	-	-	-	(5,782,059)	(5,782,059)
Balance at September 30, 2019	29,669,000	$2,967	$30,879,077	$(10,186,395)	$20,695,649

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2018	22,803,533	$2,280	$4,310,909	$(2,278,821)	$2,034,368
Share-based compensation expense			149,838		149,838
Net loss for the period	-	-	-	(833,884)	(833,884)
Balance at September 30, 2018	22,803,533	$2,280	$4,460,747	$(3,112,705)	$1,350,322

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	22,803,533	$2,280	$4,137,936	$(1,067,901)	$3,072,315
Share-based compensation expense			322,811		322,811
Net loss for the period	-	-	-	(2,044,804)	(2,044,804)
Balance at September 30, 2018	22,803,533	$2,280	$4,460,747	$(3,112,705)	$1,350,322

 See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Condensed Statements of Cash Flows
(unaudited)
	Nine Months
	Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(5,782,059)	$(2,044,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,949	8,073
Warranty provision	10,776	-
Inventory write-off	(130,591)	-
Non-cash lease expense	50,957	-
Share-based compensation	1,074,555	322,811
Changes in assets and liabilities:
Accounts receivable	(91,109)	-
Inventories	(1,685,059)	5,903
Prepaid expenses and other current assets	29,705	32,227
Accounts payable	508,457	40,317
Operating lease liability	(34,035)	-
Customer deposits	238,510	-
Accrued liabilities and other	76,669	4,592
Deferred compensation	(96,000)	-
Deferred revenue	2,288	-
Net cash used in operating activities	(5,805,987)	(1,630,881)

Cash Flows From Investing Activities:
Capital expenditures for property and equipment	(197,873)	(8,015)
Investment in patents and trademarks	(95,536)	(48,226)
Long-term deposits	(11,169)	-
Net cash used in investing activities	(304,578)	(56,241)

Cash Flows From Financing Activities:
Sale of common stock and warrants	11,351,214	-
Proceeds from exercise of warrants	1,632,285	-
Proceeds from exercise of stock options	30,000	-
Payment of notes payable	-	(31,359)
Net cash provided by financing activities	13,013,499	(31,359)

Net increase (decrease) in cash and cash equivalents	6,902,934	(1,718,481)
Cash and cash equivalents, beginning of period	12,358,896	3,083,976
Cash and cash equivalents, end of period	$19,261,830	$1,365,495

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Prepaid insurance financed with note payable	$-	$39,435
Right-of-use assets and liabilites recorded during period	$341,000	$-
Issuance costs relating to warrants issued to public offering selling agent	$205,894	$-

 See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Wrap Technologies, Inc., a Delaware corporation (the “Company”), is a publicly traded company listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “WRTC”. The Company is a developer of security products designed for use by law enforcement and security personnel. The Company’s first product is the BolaWrap® 100 remote restraint device that discharges an eight-foot bola style Kevlar® tether to entangle a subject at a range of 10-25 feet. Since the entrance into the market of the BolaWrap in January 2018, hundreds of law enforcement agencies, private security companies, and distributors have requested demonstrations, training and the purchase of this product.

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

Concentrations of Accounts Receivable and Revenue – The Company has recently commenced sales activities with a limited number of customers. The Company may experience concentrations in both accounts receivable and revenue due to the timing of sales and collections of related payments.

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

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

Share-Based Compensation

The Company follows the fair value recognition provisions issued by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation (“ASC 718”) and has adopted Accounting Standards Update (“ASU”) 2018-07 for share-based transactions with non-employees. Share-based compensation expense recognized during the nine months ended September 30, 2019 includes stock option and restricted stock unit compensation expense. The grant date fair value of stock options is determined using the Black-Scholes option-pricing model. The grant date is the date at which an employer and employee or non-employee reach a mutual understanding of the key terms and conditions of a share-based payment award. The Black-Scholes option-pricing model requires inputs including the market price of the Company’s Common Stock on the date of grant, the term that the stock options are expected to be outstanding, the implied stock volatilities of several publicly-traded peers over the expected term of stock options, risk-free interest rate and expected dividend. Each of these inputs is subjective and generally requires significant judgment to determine. The grant date fair value of restricted stock units is based upon the market price of the Company’s Common Stock on the date of the grant. The fair value of share-based compensation is amortized to compensation expense over the vesting term.

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

Accounts Receivable

Accounts receivable, net consists of trade accounts receivables from customers, net of allowance for doubtful accounts if deemed necessary. Accounts receivables are recorded at the invoiced amount. The Company does not require collateral or other security for accounts receivable. The Company periodically evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses, based on the historical experience. At September 30, 2019 and December 31, 2018, the Company did not have an allowance for potential credit losses as there were no estimated credit losses.

Net Loss per Share

Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options, restricted stock units and warrants exercisable or issuable for a total of 10,013,373 shares of Common Stock were outstanding at September 30, 2019. These securities are not included in the computation of diluted net loss per common share for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

Income Taxes

Until its conversion to a corporation on March 31, 2017, the Company was treated as a partnership for federal and state income tax purposes and did not incur income taxes. Instead, its losses were included in the income tax returns of the member partners. No income tax expense was recorded for period ended September 30, 2019 due to losses incurred.

Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

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

Performance obligations to deliver products and accessories are generally satisfied at the point in time the Company ships the product, as this is when the customer obtains control of the asset under our standard terms and conditions. The Company has elected to recognize shipping costs as an expense in cost of revenue when control has transferred to the customer. The revenue and cost of training are recognized when the training is completed, generally following delivery of related products.

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced and a receivable is recorded. A contract asset is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. At December 31, 2018 the Company had no contract assets and no deferred revenue related to products or training for product delivered during the year. At September 30, 2019 the Company had deferred revenue of $2,288 related to future training.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

We may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. We record customer deposits as a contract liability.

The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the recognition timing of the revenue for any such underlying performance obligations. The Company had no such assets at September 30, 2019 and December 31, 2018. The Company will apply the practical expedient to expense any sales commissions related to performance obligations with an amortization of one year or less when incurred within selling, general and administrative expense.

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

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the weighted average cost method. Inventories consisted of the following:

	September 30,	December 31,
	2019	2018
Finished goods	$360,676	$82,313
Work in process	6,639	12,695
Raw materials	1,606,602	63,259
	$1,973,917	$158,267

During the three and nine months ended September 30, 2019 the Company wrote off $65,579 and $130,591, respectively, of raw material parts primarily due to model changes and improvements.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30,	December 31,
	2019	2018
Laboratory equipment	$40,545	$13,980
Tooling	59,003	22,683
Computer equipment	37,290	12,608
Furniture, fixtures and improvements	119,901	9,595
	256,739	58,866
Accumulated depreciation	(48,854)	(28,493)
	$207,885	$30,373

Depreciation expense was $8,175 and $20,361 for the three and nine months ended September 30, 2019 and was $3,227 and $8,073 for the three and nine months ended September 30, 2018, respectively.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

5.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	September 30,	December 31,
	2019	2018

Patents	$163,555	$111,160
Trademarks	52,051	8,910
	215,606	120,070
Accumulated amortization	(1,943)	(1,355)
	$213,663	$118,715

The costs related to issued patents will be amortized using the straight-line method over the estimated remaining lives of issued patents which is 20 years from the initial filing. An impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets as determined by projected discounted net future cash flows.

Amortization expense was $201 and $588 for the three and nine months ended September 30, 2019. There was no amortization for the three or nine months ended September 30, 2018.

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $17,505 due to related party Syzygy Licensing, LLC (“Syzygy”). See Note 10.

Accrued liabilities consist of the following:

	September 30,	December 31,
	2019	2018
Patent costs	$7,500	$11,600
Accrued compensation	129,694	55,493
Warranty costs	11,204	428
Other	7,500	932
	$155,898	$68,453

7.	LEASES

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

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

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

Amortization of ROU operating lease assets was $28,746 and $50,957 for the three and nine months ended September 30, 2019.

Operating lease expense for capitalized operating leases included in operating activities was $34,682 and $60,278 for the three and nine months ended September 30, 2019. Operating lease obligations recorded on the balance sheet at September 30, 2019 are:

Operating lease liability- short term	$123,778
Operating lease liability - long term	183,187
Total Operating Lease Liability	$306,965

Future lease payments included in the measurement of lease liabilities on the balance sheet at September 30, 2019 for future periods are as follows:

Remainder of 2019 (three months)	$34,507
2020	143,574
2021	101,406
2022	57,328
Total future minimum lease payments	336,815
Less imputed interest	(29,850)
Total	$306,965

The weighted average remaining lease term is 2.5 years and the weighted average discount rate is 7.0%.

The Company does not have any finance leases.

8.	DEFERRED AND ACCRUED COMPENSATION

From March 2016 through February 2017, the Company accrued monthly compensation for the services of two officers in the aggregate amount of $7,000 per month payable to Syzygy. In March 2017 the Company accrued and deferred $6,000 compensation to each of the two officers. The balance payable to Syzygy of $84,000 and deferred compensation of an aggregate of $12,000 was paid in August 2019 without interest.

9.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

The Company’s authorized capital consists of 150,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”).

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

Share-Based Compensation

On March 31, 2017, the Company adopted and the stockholders approved the 2017 Stock Incentive Plan (the “Plan”) authorizing 2,000,000 shares of Company Common Stock for issuance as stock options and restricted stock units (“RSUs”) to employees, directors or consultants. In March 2019, the Board of the Company approved and in May 2019, the stockholders ratified, an increase in the Plan authorizing an additional 2,100,000 shares of Common Stock for a total of 4,100,000 shares.

The Company generally recognizes share-based compensation expense on the grant date and over the period of vesting or period that services will be provided.

The following table summarizes stock option activity under the Plan for the nine months ended September 30, 2019:

		Weighted Average
	Options on		Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding January 1, 2019	2,067,500	$1.68	4.44	$3,063,375
Granted	1,000,000	5.41	5.00	-
Exercised	(20,000)	1.50	-	-
Forfeited, cancelled, expired	(75,000)	1.50	-	-
Outstanding September 30, 2019	2,972,500	$2.94	3.95	$4,708,850
Vested and exercisable at September 30, 2019	1,389,999	$1.59	3.67	$3,461,821

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

On May 23, 2019 the Company granted a total of 263,087 and during the quarter ended September 30, 2019 granted an additional 45,000 of service-based RSUs to employees and consultants vesting over three years that convert to Common Stock as vesting occurs. A summary is set forth below:

Weighted Average
	Service-Based	Grant Date	Vesting
	RSU's	Fair Value	Period
Unvested at January 1, 2019	-
Granted	308,087	$6.77	3 Years
Vested	-
Forfeited and cancelled	-
Unvested at September 30, 2019	308,087

The Company recorded stock-based compensation in its statements of operations for the relevant periods as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Selling, general and administrative	$438,834	$125,467	$987,251	$251,345
Research and development	34,823	24,371	87,304	71,466
Total stock-based expense	$473,657	$149,838	$1,074,555	$322,811

As of September 30, 2019, total estimated compensation cost of stock options and RSUs granted but not yet vested was $3.99 million which is expected to be recognized over the weighted average period of 2.3 years.

Warrants

The following table summarizes warrant activity during the nine months ended September 30, 2019:

	Number	Average Purchase Price Per Share
Shares purchasable under outstanding warrants at January 1, 2019	5,017,181	$4.82
Stock purchase warrants issued	2,076,922	$6.62
Stock purchase warrants exercised	(361,317)	$4.52
Shares purchasable under outstanding warrants at September 30, 2019	6,732,786	$5.39

The Company determined that the warrants issued in connection with the June 2019 Follow-On Offering should be classified as equity in accordance with ASC 480. However, changes in director and officer ownership or other factors in future periods could require reclassification of outstanding warrants as a liability with changes in value thereafter reflected in the statement of operations.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

The Company has outstanding Common Stock purchase warrants as of September 30, 2019 as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Purchase Warrants (1)	4,286,907	$5.00	October 30, 2020
Agent Warrants	368,957	$3.00	October 30, 2020
Purchase Warrants	1,923,076	$6.50	June 18, 2021
Agent Warrants	153,846	$8.125	June 18, 2021

(1) 333,334 warrants are held by a family trust of officer Elwood G. Norris.

10.	COMMITMENTS AND CONTINGENCIES

Facility Leases
See Note 7.

Related Party Technology License Agreement
The Company is obligated to pay royalties and pay development and patent costs pursuant to an exclusive Amended and Restated Intellectual Property License Agreement dated as of September 30, 2016 with Syzygy, a company owned and controlled by stockholders/officers Mr. Elwood Norris and Mr. James Barnes. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000,000 in royalties or until September 30, 2026, whichever occurs earlier. The Company recorded $9,915 and $16,634 for royalties incurred during the three and nine months ended September 30, 2019, respectively.

Purchase Commitments
At September 30, 2019 the Company was committed for approximately $540,000 for future component deliveries that are generally subject to modification or rescheduling in the normal course of business.

11.	RELATED PARTY TRANSACTIONS

Commencing in October 2017 the Company began reimbursing Mr. Elwood Norris, an officer and stockholder of the Company, $1,500 per month on a month to month basis for laboratory facility costs, for an aggregate of $13,500 during the nine months ended September, 2019 and 2018.

See Notes 1, 6, and 8 and 10 for information on related party transactions and information.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and other information presented in our Annual Report on Form 10-K for the year ended December 31, 2018. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “will,” “could,” “would,” or the negative or plural of such words and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including particularly matters set forth under Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

We are a security technology company organized in March 2016 focused on delivering modern policing solutions to customers, primarily consisting of law enforcement and security personnel.

Business Highlights, Outlook and Challenges

In June 2019, we completed a follow-on public offering under our effective shelf registration statement on Form S-3 (File No. 333-228974) (the “June 2019 Follow-On Offering”), which offering resulted in net cash proceeds to the Company of approximately $11.35 million after deduction of commissions and offering costs, and, at September 30, 2019, we had cash and cash equivalents of $19.2 million. We are rapidly growing business functions, including production, marketing, sales, distribution, service and administration. Until we generate additional revenue and net cash flow from operations, we still expect to have limited personnel to accomplish these functions and will primarily rely on our executives along with outside consultants, contractors and suppliers for production and certain other services. Given our limited personnel, substantial risk and uncertainty exists with respect to whether we can timely execute our business plan and achieve our operating objectives, including obtaining orders from customers and introducing new products in the future.

We currently have five U.S. patents issued and nine U.S. patents pending on our remote restraint device and technology. In September 2018 we commenced filing our first foreign patent applications, targeting the European Union (17 countries) and 17 other countries. We have additional patents being drafted as part of our strategy to protect our innovations in the U.S. and in targeted countries internationally.

We began demonstrations of our first product, the BolaWrap 100 remote restraint device, in November 2017 and in 2018 developed initial production capability. We have demonstrated our BolaWrap 100 product to over 170 agencies across the country, often with media in attendance, resulting in dozens of media reports including television and print that have driven hundreds of inquiries from domestic and international prospects. Over 110 law enforcement agencies and 20 distributors took delivery of the BolaWrap 100 devices during 2018 and the first nine months of 2019. In addition to sales to domestic and international agencies and distributors, we delivered through September 2019 over 460 test and evaluation devices at no cost to strategic agencies for evaluation and feedback. Our product is gaining important worldwide awareness and recognition through media exposure, trade show participations, product demonstrations and word of mouth as a result of positive responses to our product. We believe we are establishing a global brand and the product foundation for business growth. We believe we have strong market opportunities for our restraint product offering within the law enforcement, military and homeland security business sectors domestically and internationally.

In March 2019, we welcomed less-lethal industry pioneer and 25-year veteran Thomas Smith as our President. He is responsible for scaling our domestic and international sales. We have accelerated our focus on international distribution and began to engage with domestic distributors to address the over 1,100 product inquiries from domestic law enforcement agencies. While our strategy includes a combination of both direct and distributor sales we are adding distributors to sell products especially targeting smaller law enforcement agencies. At September 30, 2019 we had distribution agreements with 11 domestic distributors representing 45 states and 15 international distributors representing 25 countries.

To support our increased sales and distribution activities we have expanded our training and product support functions with the addition of less-lethal industry veterans and engagement of professional regional trainers. At September 30, 2019, in addition to our internal training executives, we had 23 contract regional Master Instructors. As of September 30, 2019, over 95 agencies had received BolaWrap 100 training with approximately 450 training officers at those agencies certified as BolaWrap 100 instructors qualified to train the rest of their departments.

In late May 2019, we began shipping an updated version of our BolaWrap 100 remote restraint device featuring a green line laser to strategic police departments and international distributors. In June 2019 we also leased and occupied a 11,000 square foot facility in Tempe, Arizona that we expect to provide additional assembly, warehouse and training space for future growth. We obtained our ATF facility license in August and began to manufacture BolaWrap devices and cartridges at the facility in September 2019.

In July 2019, we announced our first large international distributor order valued at over $1 million and secured three additional international orders and our first five domestic distributor orders. We believe we can accelerate orders in 2019 but orders and sales may be sporadic as we grow our distributor and customer base. There can be no assurance of the timing or quantity of orders or sales in future periods.

The focus of our sales strategy is the immediate addressable domestic market of approximately 701,000 full-time sworn law enforcement officers in 15,300 federal, state and local law enforcement agencies while also beginning to explore other markets, including military and border patrol. We are also aggressively addressing international markets. According to Statistics MRC, we participate in a segment of the non-lethal products market expected to grow to $11.85 billion by 2023.

At September 30, 2019, we had $238,510 of customer deposits on orders and had backlog of approximately $1.3 million expected to be delivered in the next nine months. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances cancellation in the normal course of business.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the nine months ended September 30, 2019.

Operating Expense

Our operating expense includes (i) selling, general and administrative expense, and (ii) research and development expense. Research and development expense is comprised of the costs incurred in performing research and development activities and developing production on our behalf, including compensation and consulting, design and prototype costs, contract services, patent costs and other outside expenses. The scope and magnitude of our future research and development expense is difficult to predict at this time and will depend on elections made regarding research projects, staffing levels and outside consulting and contract costs. However, in the near term, we expect our research and development expense to increase in absolute dollars as we increase our research and development headcount and increase new product development activities.

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

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table sets forth for the periods indicated certain items of our condensed statement of operations. The financial information and the discussion below should be read in conjunction with the condensed financial statements and notes contained elsewhere in this Quarterly Report on Form 10-Q (the “Report”).

	Three Months
	Ended September 30,		Change
	2019	2018	$	%
Revenues:
Product sales	$255,973	$1,890	$254,083
Other revenue	12,790	-	12,790
Total revenues	268,763	1,890	266,873
Cost of revenues	157,786	1,607	156,179
Gross profit	110,977	283	110,694

Operating expenses:
Selling, general and administrative	1,878,152	665,910	1,212,242	182%
Research and development	729,788	168,432	561,356	333%
Total operating expenses	2,607,940	834,342	1,773,598	213%
Loss from operations	$(2,496,963)	$(834,059)	$(1,662,904)	199%

Revenue

We reported revenue of $268,763 for the three months ended September 30, 2019. We had minimal revenue for the three months ended September 30, 2018 as we had only commenced product sales. Our recent marketing and selling efforts have focused on creating demand for our improved generation of BolaWrap 100® product with our green line laser. Initial deliveries of the improved product began in late May 2019. We incurred product promotional costs of $153,539 during the three months ended September 30, 2019 related to the cost of demonstration products and accessories delivered to law enforcement agencies that were expensed as marketing costs. A total of $87,075 of such product marketing costs were incurred during the three months ended September 30, 2018.

We had $2,288 of deferred revenue at September 30, 2019 related to products sold for which the training revenue component had not been completed.

We believe we can accelerate sales in future quarters but sales may be sporadic as we grow both our domestic and international distributor and customer base.

At September 30, 2019 we had $238,510 of customer deposits on orders and had backlog of approximately $1.3 million expected to be delivered in the next nine months. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation in the normal course of business.

Gross Profit

Our cost of revenue for the three months ended September 30, 2019 was $157,786 resulting in a gross margin of 41%. Due to our history of minimal revenue and the changes being made to our product as we establish volume manufacturing such margin may not be indicative of future margins. In addition, our margins vary based on the sales channels through which our products are sold. We continue to implement product updates and changes, including raw material and component changes that may impact product costs. With such product updates and changes we have limited warranty cost experience and estimated future warranty costs can impact our gross margins. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

In September 2019 we relocated manufacturing operations and commenced production to our new facility in Tempe, Arizona. While this significantly increases our capacity, we expect that larger allocations of overhead and costs associated with start-up and training may have a negative impact on product margins until and if production volume increases in future quarters.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended September 30, 2019 increased by $1,212,242 when compared to the three months ended September 30, 2018. We incurred a $313,367 increase in non-cash share-based compensation expense allocated to selling, general and administrative expense from $438,834 in the three months ended September 30, 2019 compared to $125,467 in the three months ended September 30, 2018. Other increases included a $314,634 increase in cash compensation costs from an increase in headcount since September 30, 2018 and a $111,048 increase in travel costs. Marketing and promotion costs increased $227,528 due primarily to promotional products. Occupancy costs increased $89,802 due to the addition of office, training, assembly and warehouse space in Tempe, Arizona, and public company costs increased $67,165 due to Nasdaq fees and related public company costs incurred in 2019.

In the near term we expect to expend additional resources on the marketing and selling of our products, training distributors and customers and administratively supporting our operations.

Research and Development Expense

Research and development expense increased $561,356 during the three months ended September 30, 2019, when compared to the comparable period in 2018. We incurred a $10,452 period over period increase in non-cash share-based compensation expense allocated to research and development expense as a result of new award grants and vesting timing. The increase in costs during the 2019 period, when compared to the comparable period in 2018, included a $237,900 increase in cash compensation costs resulting from an increase in headcount primarily associated with production development. Prototype related costs increased $116,205 in the 2019 period, primarily related to developing the updated version of the BolaWrap 100 product and effect of model and component changes. Consulting costs increased $119,997 in the 2019 period related to developing systems for monitoring research and production. Travel costs increased $37,416 due primarily to setting up the new Arizona facility. We expect our research and development costs will vary depending on specific research projects and levels of internal and external staffing and prototype costs.

Net Loss

Loss from operations during the three months ended September 30, 2019 increased by $1,662,904 when compared to the three months ended September 30, 2018, resulting, primarily, from increased operating costs due to increased personnel and marketing and selling and supporting activities.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table sets forth for the periods indicated certain items of our condensed statement of operations. The financial information and the discussion below should be read in conjunction with the condensed financial statements and notes contained in this Report.

	Nine Months
	Ended September 30,		Change
	2019	2018	$	%
Revenues:
Product sales	$418,874	$1,890	$416,984
Other revenue	27,144	-	27,144
Total revenues	446,018	1,890	444,128
Cost of revenues	254,701	1,607	253,094
Gross profit	191,317	283	191,034

Operating expenses:
Selling, general and administrative	4,547,215	1,586,652	2,960,563	187%
Research and development	1,620,820	458,046	1,162,774	254%
Total operating expenses	6,168,035	2,044,698	4,123,337	202%
Loss from operations	$(5,976,718)	$(2,044,415)	$(3,932,303)	192%

Revenue

We reported revenue of $418,874 for the nine months ended September 30, 2019. We had minimal revenue for the nine months ended September 30, 2018 as we only commenced product sales in late 2018. Our recent marketing and selling efforts have focused on creating demand for our improved generation BolaWrap 100 product with our green line laser. Initial deliveries of the improved product began in late May 2019. We incurred product promotional costs of $288,599 for the nine months ended September 30, 2019 related to the cost of demonstration products and accessories delivered to law enforcement agencies that were expensed as marketing costs. A total of $146,346 such product marketing costs was incurred during the nine months ended September 30, 2018.

We had $2,288 of deferred revenue at September 30, 2019 related to products sold for which the training revenue component had not been completed.

We believe we can accelerate sales in the second half of 2019 but sales may be sporadic as we grow our distributor and customer base.

At September 30, 2019 we had $238,510 of customer deposits on orders and had backlog of approximately $1.3 million expected to be delivered in the next nine months. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation in the normal course of business.

Gross Profit

Our cost of revenue for the nine months ended September 30, 2019 were $254,701 resulting in a gross margin of 43%. Due to the minimal revenue and the changes being made to our product as we establish volume manufacturing such margin may not be indicative of future margins. In addition, our margins vary based on the sales channels through which our products are sold. We continue to implement product updates and changes, including raw material and component changes that may impact product costs. With such product updates and changes we have limited warranty cost experience and estimated future warranty costs can impact our gross margins. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

In September 2019 we relocated manufacturing operations and commenced production to our new facility in Tempe, Arizona. While this significantly increases our capacity, we expect that larger allocations of overhead and costs associated with start-up and training may have a negative impact on product margins until and if production volume increases in future quarters.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $2,960,563 during the nine months ended September 30, 2019, when compared to the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we incurred a $735,906 increase in non-cash share-based compensation expense allocated to selling, general and administrative expense from $987,251 in the nine months ended September 30, 2019 compared to $251,345 in the nine months ended September 30, 2018. Other increases in the 2019 period included a $857,463 increase in cash compensation costs from an increase in headcount since September 30, 2018 and a $254,312 increase in travel costs. Marketing and promotion costs increased $426,985 in the 2019 period when compared to the 2018 period, due, primarily to promotional products. Occupancy costs increased $175,379 due to the addition of facilities in Lake Forest, California and Tempe, Arizona, and public company costs increased $194,363 due to Nasdaq fees, insurance and related public costs incurred in 2019.

In the near term we expect to expend additional resources on the marketing and selling of our products, training distributors and customers and administratively supporting our operations.

Research and Development Expense

Research and development expense increased $1,162,774 during the nine months ended September 30, 2019, when compared to the nine months ended September 30, 2018. We incurred a $15,838 period over period increase in non-cash share-based compensation expense allocated to research and development expense. Other increases in costs for the 2019 period, when compared to the 2018 period included a $485,052 increase in cash compensation costs from an increase in headcount primarily associated with production development. Prototype related costs increased $254,393 in the 2019 period, primarily related to developing the updated version of the BolaWrap 100 product and effect of model and component changes. Consulting costs during the 2019 period increased $282,465 related to developing systems for monitoring research and production. Travel costs increased $88,397 due primarily to setting up the new Arizona facility. We expect our research and development costs will vary depending on specific research projects and levels of internal and external staffing and prototype costs.

Net Loss

Loss from operations during the nine months ended September 30, 2019 increased by $3,392,303 when compared to the nine months ended September 30, 2018, resulting, primarily from increased operating costs due to increased personnel and marketing and selling and supporting activities.

Liquidity and Capital Resources

Overview

We have experienced net losses and negative cash flows from operations since our inception. As of September 30, 2019, we had cash of $19,261,830 and positive working capital of $20,154,564, and had sustained cumulative losses attributable to stockholders of $10,186,395. We believe that our cash on hand will sustain our operations for at least the next twelve months from the date of this Report.

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

In June 2019, we obtained net cash proceeds of approximately $11.35 million from the June 2019 Follow-On Offering. During the nine months ended September 30, 2019 we also obtained $1.66 million from the exercise of previously issued warrants and stock options.

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

Cash Flow

Operating Activities.

During the nine months ended September 30, 2019, net cash used in operating activities was $5,805,987. The net loss of $5,782,059 was decreased by non-cash expense of $1,026,646 consisting primarily of share-based compensation expense of $1,074,555. Other major component changes using operating cash included a $1,685,059 increase in inventories, an increase of $91,109 in accounts receivable and a $96,000 reduction in deferred compensation. An increase of $585,126 in accounts payable and accrued liabilities and new customer deposits of $238,510 reduced the cash used in operating activities.

During the nine months ended September 30, 2018, net cash used in operating activities was $1,630,881 consisting primarily of the net loss of $2,044,804 reduced by non-cash share-based compensation of $322,811.

Investing Activities.

We used $197,873 and $8,015 of cash for the purchase of property and equipment during the nine months ended September 30, 2019 and 2018, respectively. We began capitalizing patent costs during mid-2018 and invested $95,536 and $48,226 in patents during the nine months ended September 30, 2019 and 2018, respectively.

Financing Activities.

We received $11,351,214 of net proceeds from the June 2019 Follow-On Offering, and, during the nine months ended September 30, 2019 obtained $1,662,285 from the exercise of previously issued warrants and stock options. Other than a $31,359 payment on an insurance financing note, there were no financing activities for the nine months ended September 30, 2018.

Contractual Obligations and Commitments

We are obligated to pay to Syzygy Licensing, LLC (“Syzygy”) a 4% royalty fee on future product sales up to an aggregate amount of $1.0 million in royalties or until September 30, 2026, whichever occurs earlier.

In January 2019 we extended our Las Vegas, Nevada corporate and production facility lease through December 31, 2020. In February 2019 we entered into a two-year lease for an office and warehouse space in Lake Forest, California. In June 2019 we entered into a 38-month lease for office, training, assembly and warehouse space in Tempe, Arizona. We are committed to aggregate lease payments on these leases of $34,507 for the balance of 2019, $143,574 in 2020, $101,406 in 2021 and $57,328 in 2022.

At September 30, 2019 we were committed to approximately $540,000 of purchase commitments for product components. These purchase commitments are generally subject to modification as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented.

Recent Accounting Pronouncements

Other than our adoption of ASU 2016-02, Leases (Topic 842), there have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended September 30, 2019, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, as of September 30, 2019 we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered securities were issued during the three months ended September 30, 2019 that were not previously reported.

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

October 31, 2019	WRAP TECHNOLOGIES, INC. By: /s/ JAMES A. BARNES James A. Barnes Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)