Form 10-K
period 2019-12-31
WRAP TECHNOLOGIES, INC.
filed 2020-03-10
CIK 1702924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was $79,544,812 based on the closing price as reported on the Nasdaq Capital Market (“Nasdaq”). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 30,044,241 shares of common stock, par value $0.0001 per share, as of March 9, 2020.

 Documents Incorporated by Reference

The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to portions of the registrant’s definitive proxy statement with respect to its 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2019, pursuant to Regulation 14A.

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

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

BolaWrap and Wrap are registered trademarks in the U.S. and certain other jurisdictions. They, along with our other common law trademarks, service marks or trade names appearing in this Annual Report are the property of Wrap Technologies, Inc. Other trademarks, service marks or trade names appearing in this Annual Report are the property of their owners. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Annual Report.

ITEM 1. BUSINESS

Overview

We are a security technology company organized in March 2016, focused on delivering modern policing solutions to customers, primarily consisting of law enforcement and security personnel. We began demonstrations of our first product, the BolaWrap 100 remote restraint device, in November 2017. The immediate addressable domestic market consists of approximately 900,000 full-time sworn law enforcement officers in the U.S. We have demonstrated the product to over 490 law enforcement agencies across the country, often with media in attendance, resulting in hundreds of media reports including television and print that have driven over 1,900 inquiries from domestic and international law enforcement personnel. Over 140 law enforcement agencies and 29 distributors took delivery of the BolaWrap 100 devices during 2018 and 2019. In addition to sales to domestic and international agencies and distributors, we delivered through December 2019 over 550 test and evaluation devices at no cost to strategic agencies for trial, evaluation and feedback. Our product is gaining important worldwide awareness and recognition through media exposure, trade show participations, product demonstrations and word of mouth as a result of positive responses to our product. We believe we are establishing a global brand and the product foundation for business growth. We believe we have strong market opportunities for our restraint product offering within the law enforcement, military and homeland security business sectors domestically and internationally.

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

The BolaWrap 100 offers law enforcement a new tool, low on the continuum of force, to remotely and temporarily control an individual or impede flight or movement by targeting and wrapping an individual’s legs or arms.

The small, light, but rugged BolaWrap 100 is designed for weak hand operation to provide remote restraint while other use of force continuum options remain open. The design offers wide latitude of accuracy to engage and restrain targeted legs or arms of a subject. Quick eject and rapid reload of bola cartridges allows one device to be reused in a single encounter or in multiple encounters.

There are limited effective options for remote engagement, so when verbal commands go unheeded, law enforcement is faced with either hands on engagement or other potentially injurious less-lethal or lethal force. We believe our new tool is essential to meet modern policing requirements with individuals frequently not responding to verbal commands and to assuage public demands for less-lethal policing, especially in encounters with subjects experiencing a mental health crisis. We believe our device minimizes the need to employ other uses of force including combat and less-lethal weapons. Many less-lethal weapons rely on “pain compliance,” often escalating encounters with potential for injury.

Primary use cases fall into the three broad categories routinely encountered by law enforcement and security personnel:

●
remotely restrain and limit the mobility of an individual that may be experiencing a mental health crisis or narcotic induced psychosis and incapable of responding to law enforcement’s verbal commands but that presents a danger to law enforcement, the public or themselves if not restrained;

●
remotely restrain and limit the mobility of an individual attempting to evade arrest or questioning, as well as individuals increasingly ignoring verbal commands from law enforcement. These individuals are commonly referred to as passively resistant or non-compliant; and

●
assist in subduing individuals actively resisting arrest by limiting mobility, possibly making other engagement options less risky to officers and less injurious to individuals.

Our commercialization strategy is to focus on the immediate addressable domestic market of approximately 900,000 full-time sworn officers in over 15,300 federal, state and local law enforcement agencies. The FBI’s Criminal Justice Information Services Division reported over 800,000 state and local law enforcement officers in 2018 and the Department of Justice in October 2019 reported that based on 2016 data that there were over 100,000 full-time federal officers primarily providing police protection. We are also exploring other markets, including military and international markets. We have estimated an addressable international market of over 12.1 million police officers in the 100 largest police forces gathered from individual country statistics. According to Stratistics MRC, we participate in a segment of the non-lethal products market expected to grow to $11.85 billion by 2023.

Law enforcement encounters with the mentally ill or those suffering a mental health crisis present a difficult challenge, often generating public controversy and costly consequences. According to the Treatment Advocacy Center: Office of Research & Public Affairs in a 2015 report on The Role of Mental Illness in Fatal Law Enforcement Encounters, one in ten police encounters involve the mentally ill and a minimum of one in four fatal police encounters involve the mentally ill.

We are unable to predict the market acceptance of our new product or the level of future sales. We believe the enhanced version of our product with the green line laser accessory that we introduced in late May 2019, meets customer requirements. We believe we can accelerate orders and shipments during 2020. However, there can be no assurance of the timing or quantity of orders or sales in future periods. See the section entitled “Risk Factors” included in this Annual Report for additional information regarding risks and uncertainties associated with our business.

History

We were organized as Wrap Technologies, LLC, a Delaware limited liability company (“we”, “us”, “our”, “Wrap” or the “Company”), on March 2, 2016 by our founders Elwood G. Norris, Scot Cohen and James A. Barnes. Our formation followed several months of research into ensnarement techniques by our Chief Technology Officer and primary inventor, Mr. Norris. Mr. Norris has been granted over 80 U.S. patents, and with Mr. Barnes, founded Genasys Inc. (Nasdaq: GNSS), formerly LRAD Corporation, a company engaged in directed sound technologies including non-lethal acoustic hailing and warning devices sold worldwide for law enforcement, military, government and security markets.

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

On October 30, 2018, we obtained gross cash proceeds of $13.68 million and net cash proceeds of approximately $12.14 million from the sale of 4,561,074 units (“Units”) for $3.00 per Unit in a private offering. Each Unit consisted of one share of common stock and one detachable two-year warrant to purchase one share of common stock at an exercise price of $5.00 per share. Members of our management and our existing stockholders purchased over 25% of the securities sold in the private placement, including $1.0 million invested by our Chief Technology Officer, Elwood G. Norris.

On June 18, 2019, we consummated an offering (the “June 2019 Follow-On Offering”) resulted in gross cash proceeds of $12.5 million, or net cash proceeds of $11.35 million after deduction of commissions and offering costs. We sold 1,923,076 Units at a public offering price of $6.50 per Unit. Each Unit consisted of one share of Common Stock and one detachable two-year warrant to purchase one share of Common Stock at an exercise price of $6.50 per share.

We demonstrated our first prototype BolaWrap device in December 2016, and developed pre-manufacturing demonstration prototypes in April 2017. We assembled first production units in November 2017, and commenced demonstrations and trial deployments with a small number of law enforcement agencies. In October 2018, we demonstrated our new BolaWrap green line laser and in May 2019 began distributing production green line laser equipped BolaWrap 100 devices and associated cartridges. In September 2019, we relocated our corporate headquarters to our new sales, manufacturing, training and product development facility in Tempe, Arizona.

Plan of Operation

Our plan of operation for 2020 includes growing research, production, marketing, sales, training, distribution and service functions. We expect to focus significant efforts on both domestic and international sales, training and production.

Our research and development activities for 2020 will focus on BolaWrap 100 cost reduction activities and developing new models of our restraint device. Our development plans also include developing internally or in partnership with others additional security related products and technologies. We may also evaluate other related products for acquisition or distribution.

We currently have no plans for material acquisition of plant or equipment.

See the section entitled “Risk Factors” included in this Annual Report for additional information regarding risks and uncertainties associated with our operations and business.

Industry Background

The market for use of force related products and devices includes law enforcement agencies, correctional facilities, military agencies, private security guard companies and retail consumers. We believe law enforcement officials are the opinion leaders regarding market acceptance of new security products. We therefore focus on the law enforcement agency segment of the market for the BolaWrap 100.

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

A tool to restrain individuals at a distance may offer reduced frequency of deployment of other control techniques, including CEWs, especially in encounters with the mentally ill. We believe that the following characteristics for our new restraining product are the most important to law enforcement and security agencies:

●
effectiveness : remote restraint of individuals while keeping all other use of force options available;

●
range : variable distance over which the device is effective;

●
safety : minimal risk of injury or death;

●
ease of use : simple operation and low maintenance;

●
dependability : reliability in many environments, product durability;

●
accountability : tracking to reduce misuse of the weapon; and

●
cost : low cost per use and possible reduction of insurance and litigation expense.

The BolaWrap 100 Solution

The BolaWrap 100 is designed to perform well with respect to all of the above characteristics. We believe the BolaWrap 100 is a unique new device to remotely restrain subjects safely and without eliminating any other use of force options necessary for the protection of law enforcement and the public. Although no use of force technique or device is 100% effective, in our opinion, unique performance could make the BolaWrap 100 a tool of choice in a range of encounters for law enforcement agencies and other security services.

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

Early reports from a very limited number of field deployments by law enforcement agencies during 2019 have been encouraging and we expect additional use data in 2020.

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

Safety
The BolaWrap 100 is not intended to be a weapon. It does not rely on pain to gain compliance or electrical induced incapacitation for effectiveness. The wrapping effect is intended to impede flight while not inducing uncontrolled falls or injury. There is no issue of recovery time, as is the case with CEW, impact munitions or chemical devices. We spend significant resources training law enforcement on the safe and effective use of the BolaWrap 100. However, like any use of force, injuries may result from the use of BolaWrap or as a consequence of its use.

Ease of Use
The BolaWrap 100 is small, light and rugged. It is simple to use, activate and deploy. It can be reloaded and deployed again as quickly as a spent cartridge can be removed and a replacement bola cartridge inserted, typically in less than five seconds. Further, the weapon requires no maintenance, and there are no electronic components in the base device. The BolaWrap 100 also does not leave contaminating residues, unlike chemical sprays that may contaminate buildings, vehicles or other closed facilities or officer uniforms. The integrated green line laser aids in the proper aiming of the device and the device vibrates when the safety is disengaged to alert the user that it is in deployment mode.

Dependability
The BolaWrap 100 as a mechanical device is designed to operate effectively under a variety of unfavorable conditions, such as wind and rain, and is rugged and durable.

Accountability
The BolaWrap 100 is designed for professional use and not consumer use. Each device and each bola cartridge is identified with a serial number for recordkeeping purposes.

Cost
The single use, but recyclable, bola cartridge is priced at a per cartridge price to allow use in both training and active deployment. Although we do not believe there is currently a directly competitive remote restraint device, our cartridge prices are competitive with CEWs, impact munitions and most other specialized less-lethal weapons, with the exception of the least expensive chemical sprays. However, the indirect costs of decontaminating buildings, vehicles, and uniforms resulting from the use of chemical sprays can place these sprays at an overall cost disadvantage per use.

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

We believe the addition of our remote restraint device may have the benefit of increasing goodwill between law enforcement agencies and their communities. Community relations considerations can be particularly important at a time when almost any interaction with police can be recorded and scrutinized by the media and the public.

Markets

We participate in the global non-lethal market that, according to a June 2017 report by Global Market Outlook, was estimated to be $6.32 billion in 2016 and is expected to grow to $11.85 billion in 2023. The following segments are our target markets.

Domestic and International Law Enforcement

Federal, state and local law enforcement agencies in the United States currently represent the primary target market for the BolaWrap 100. According to the FBI’s Criminal Justice Information Services Division in 2018 there were over 800,000 local and state full-time law enforcement officers. The U.S. Department of Justice in October 2019 reported that based on 2016 data that there were over 100,000 full-time federal officers primarily providing police protection and that there in 2016 there were over 15,300 general purpose law enforcement agencies in the U.S.

Federal officers include over 37,000 customs and border patrol officers. We believe the BolaWrap 100 can be an effective tool to safely assist in detention of individuals subject to the agency’s jurisdiction. The BolaWrap 100 offers an additional tool for frontline agents to de-escalate encounters while effecting agent responsibilities.

Additionally, we have estimated an addressable international market of over 12.1 million police officers in the 100 largest police forces gathered from individual country statistics. We delivered our first foreign order in 2018 and in 2019 signed our first international distributors and in 2019 delivered product to 22 countries.

Corrections

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

Although there are use cases in private security, correctional facilities and by certain military policing personnel, we are initially targeting the BolaWrap 100 for law enforcement. We do not currently plan a consumer version of the device.

Selling and Marketing

Law enforcement agencies represent our primary target market. In this market, we expect that the decision to purchase the BolaWrap 100 will normally be made by a group of people including the agency head, his training staff, and use of force and weapons experts. The decision sometimes involves political decision-makers, such as city council members and various committees. Although we expect the decision-making process for a remote restraint device will be less controversial than that for less-lethal products such as CEWs, we still expect the process to take as little as a few weeks or as long as a year or more partially due to budgeting reasons.

We employ demonstrations as a primary sales step with demonstrations scheduled from the over 1,900 law enforcement leads created by our marketing activities in 2018 and 2019. Demonstrations are generally followed by delivery of product for test and evaluation and training with selected agencies. Some of these deliveries are paid sales and some are issued as an incentive, with the goal of larger future sales of devices and cartridges. In each of 2018 and 2019, we demonstrated at more than 60 agencies often with other local agencies in attendance. In 2018, we delivered over 200 devices at no cost to selected law enforcement agencies for evaluation and feedback as a result of these initial inquiries and made model changes as a result. During 2019, we delivered over 300 devices at no cost. We consider training as an integral element of our sales and marketing approach and believe that departments that have trained instructors knowledgeable about our product will be more likely to purchase devices.

Initial sales in 2018 and early 2019 were made by our executive and sales employees. In June 2019, we implemented a channel distribution strategy in which we sell our products to existing independent regional police equipment distributors who then sell to local law enforcement agencies. We are focusing our internal sales, sales support and business development resources on building relationships with large agencies and actively supporting distributors. In addition to full-time internal sales, sales support and business development personnel from time to time we utilize part-time consultants with law enforcement or government agency expertise to support our sales and marketing activities.

During 2019, we signed distribution agreements with 11 domestic distributors representing 45 states. These nonexclusive and cancelable agreements provide certain territorial rights to distributors but allow us to sell direct to certain agencies.

During 2019, we also elected to increase staffing to simultaneously pursue the international market and signed distribution agreements with 16 international distributors representing 26 countries. These agreements are generally exclusive, require minimum performance and allow us to sell direct to customers subject to certain compensation. We focus significant sales and business development efforts to support our international distributors.

We actively promote our brands and believe BolaWrap is becoming increasingly known world-wide as the pioneer and leader in remote restraint. We participate in a variety of domestic and international trade shows and conferences, both directly and with our distributors. We expect our marketing efforts will also continue to benefit from significant free media coverage. Other marketing communications may include video e-mails, press releases, and conventional print advertising in law enforcement trade publications. Our website contains marketing information and we are engaged in social media outreach and communications.

We intend to increase the use of our trademarks throughout our product distribution chain and believe growing brand awareness will assist in expanding our business. We believe our reputation as a pioneer in the new category of remote restraint, strong training support and product support provide us competitive advantages.

Training

Most law enforcement and corrections agencies will not purchase new use of force devices until a training program is in place to certify officers in their proper use. Generally, they also must adapt any new tools to their use of force policies and clear use with any relevant committees or review boards. We have developed and offer robust training and class materials that certify law enforcement officers and trainers as BolaWrap Instructors in the use and limitations of the BolaWrap 100.

Recognizing the need to provide robust training and sales support we launched the Wrap “Train the Trainer” program in October 2018. The program is designed such that our Master BolaWrap Instructors train local BolaWrap Instructors at local agencies who then train line officers in accordance with an agency’s policies.

BolaWrap Master Instructors are engaged by us as independent contractors and are required to have previous law enforcement training experience and be effective communicators. Some are still active law enforcement. In order to be certified as a Master Instructor, candidates must complete a two-day Master Instructor school at our Tempe training facility, observe a Train the Trainer course and then be observed teaching a Train the Trainer Course. We currently have 54 Master Instructors, residing in 19 states that have completed the two-day course and more than 40 have been certified as Master Instructors allowing them to conduct Instructor Certification Training. In addition to two Wrap executives, three other Master Instructors have been designated Senior Master Instructors qualified to teach and certify other Master Instructors.

BolaWrap Instructors are sworn law enforcement officers, typically department trainers, defensive tactic instructors or SWAT officers. To be certified as a BolaWrap Instructor, individuals must attend a five-hour BolaWrap Instructor certification course, pass a written exam and show proficiency in deploying and using the BolaWrap. We also assist Instructors on lessons learned and best practices for teaching line officers in the use of BolaWrap. The nature and extent of line officer training is at each agency’s discretion. Instructor certification is effective for two years after which it requires renewal.

We employ a cloud-based software system, the Wrap Learning Management System, to schedule and organize training events, registration and training records. This software also hosts training resources and materials including a 30-minute BolaWrap Familiarization Course that distributors, purchasers and other interested parties are highly encouraged to utilize to educate themselves on BolaWrap use.

We have assembled a team of five experienced and well-known trainers from different regions across the U.S. that form the Wrap Training Academy Advisory Board. The Wrap Training Academy Advisory Board provides guidance that helped create and now helps maintain a high-quality training program for Wrap products.

Since launching our ‘Train the Trainer’ program in October 2018, at least one individual at over 160 U.S. police departments have received formal training and over 520 officers are now certified BolaWrap 100 instructors qualified and certified to train line officers. We encourage training prior to use of the BolaWrap 100 by individual departments but the nature and extent of training, if any, is up to the individual agency.

We believe our professional training and sales support team and systems provide both a competitive advantage and a barrier to new competition. The nature of modern policing requires that equipment and services be supported and that line officers have access to training and procedures to properly perform their duties and minimize the policing risks. We believe we have positioned our training and support teams to respond to agencies of all sizes.

Our Strategy

Our goal is to realize the potential of a new remote restraint device targeting law enforcement and security personnel. We aim to produce a product line starting with the BolaWrap 100 to meet the requirements of these customers. The key elements of our strategy include:

●
produce a product line to meet customer requirements as a new tool to aid in the retention of individuals to make encounters more effective and less dangerous to members of law enforcement and the public;

●
develop a robust production and supply system to support our customers;

●
rapidly expand our training to support proper use of the product; and

●
develop relationships with customers requiring large numbers of products, mainly larger city police departments, larger agencies and international police forces.

We also plan to develop products for use by security and related personnel and add other security products to our product portfolio. During 2019, at the request of a customer, we designed a private label 20”x30” rifle rated police shield and arranged for contract production of Wrap Shields to our specifications. In January 2020, our design was independently tested and passed and exceeded the National Institute of Justice 0108.01 Type III (High Powered Rifle) ballistic standard. We expect to deliver product to this customer in the first quarter of 2020 but have not yet developed further plans for this or similar shield products.

During 2019, working with an independent technology company, we configured a virtual reality system and developed training scenarios employing the BolaWrap. We used the system and scenarios during two large trade shows in October and November and in December installed a system in our Tempe training facility being used for demonstrations and training. During 2020, we intend to develop additional scenarios and determine future plans for this technology which we believe may have broader application beyond BolaWrap demonstrations and training.

Manufacturing and Suppliers

Manufacturing
We believe maintaining quality manufacturing capacity is essential to the performance of our products and the growth of our business. Our manufacturing and assembly involves unique processes and materials. We contract with third-party suppliers to produce various parts, components and subassemblies. We established initial startup production in our Las Vegas facility in 2018. In October 2019, we completed a move and started production at our new facility in Tempe, Arizona. This facility, in addition to administrative, sales, training and warehousing space, has sufficient engineering and manufacturing capacity to support current and expected business growth. In our Tempe facility, we complete the final assembly, test and ship our products. We have refined our internal processes to improve how we design, test, and qualify products. We continue to implement rigorous manufacturing and quality processes to track production and field issues. We implement design and component changes periodically to reduce our product costs and improve product reliability and manufacturability.

Suppliers
We minimize inventories and maximize the efficiency of our supply chain by having a number of components and sub-assemblies produced by outside suppliers. We rely on one supplier for laser assembly with some parts sole sourced from other suppliers. We are making efforts to obtain alternative suppliers to reduce such reliance. Our ability to manufacture our products could be adversely affected if we were to lose this sole source supplier and were unable to find an alternative supplier. We believe we have developed strong relationships with a number of our key suppliers. If these suppliers should experience quality problems or part shortages, our production schedules could be significantly delayed or our costs significantly increased.

Backlog

At December 31, 2019, we had $344,000 of customer deposits on orders and had backlog of approximately $1.725 million expected to be delivered in 2020. The amount of backlog at any point in time is dependent upon order timing, scheduled delivery dates to our customers and product lead times. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation in the normal course of business.

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

Other use of force devices, including CEWs sold by Axon Enterprises, Inc. (formerly Taser International, Inc.), and pepper spray, batons, impact weapons sold by companies such as Defense Technology may compete with the BolaWrap 100 indirectly. Many law enforcement and corrections personnel consider such less-lethal weapons to be distinct tools, each best-suited to a particular set of circumstances. Consistent with this tool kit approach, purchasing any given tool does not preclude the purchase of one or several more. In other cases, budgetary considerations and limited space on officers’ belts dictate that only a limited number of devices will be purchased and carried. We believe the BolaWrap 100’s unique remote restraint use, effectiveness, and low possibility of injury will enable it to compete effectively against other alternatives.

Many of our present and potential future competitors have, or may have, substantially greater resources to devote to compete in the law enforcement market and to further technological and new product developments. Also, these competitors or others may introduce products with features and performance competitive to our product.

Government Regulation

The BolaWrap 100 is classified as a “firearm” by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”), and is subject to federal firearms-related regulations. We hold three Federal Firearms Manufacturing Licenses that expire in 2020 through 2022. ATF regulations are enforced by surveillance and inspection. If ATF finds a violation, it can institute a wide range of enforcement actions, ranging from public warnings to more severe sanctions such as fines, penalties, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions or total shutdown of production, and criminal prosecution.

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

Intellectual Property

We intend to protect our intellectual property assets including issued patents, pending patents, trademarks, trade craft and trade secrets such as know-how. In addition, we use confidentiality agreements with employees and some suppliers to ensure the safety of our trade secrets. We currently have seven issued U.S. patents related to the BolaWrap 100, and have six additional U.S. patents pending. In September 2018, we commenced filing our first foreign patent applications targeting the European Union (38 countries) and 17 other countries, all of which are currently pending but two of which have been allowed and expected to issue in 2002. We have reserved rights to file additional foreign patents. We have also been granted trade name protection for “BolaWrap”, and “Wrap” and expect to employ a combination of registered and common law trade names, trademarks and service marks in our business. We expect to rely on a variety of intellectual property protections for our products and technologies, including contractual obligations, and we intend to pursue a policy of vigorously enforcing such rights.

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

For the fiscal years ended December 31, 2019 and 2018, we spent approximately $2.2 million and $0.7 million, respectively, on company-sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas.

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

Executive Officers and Employees

We currently have five executive officers. We have 19 other employees, with 10 engaged in sales, marketing, sales support and training, four in production, three in research and development and two in administration. We employ consultants from time to time to provide additional sales, marketing, training and research and development services.

We believe we offer competitive compensation and other benefits and that our employee relations are good.

Available Information

As a public company, we are required to file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and other information (including any amendments) with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You can find our SEC filings at the SEC’s website at www.sec.gov.

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

We have a history of operating losses and expect to incur additional losses until we achieve sufficient revenue and resulting margins to offset our operating costs. Our net loss for the years ended December 31, 2019 and 2018 was $8,325,488 and $3,336,435, respectively. Our ability to achieve future profitability is dependent on a variety of factors, many of which are outside of our control. Failure to achieve profitability or sustain profitability, if achieved, may require us to raise additional financing, which could have a material negative impact on the market value of our Common Stock.

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

We only recently commenced revenue operations and have limited experience serving law enforcement and commercializing products like the BolaWrap 100, our first product, which makes it difficult to assess our future viability.

Although we are commercializing our first product, the BolaWrap 100, we have generated minimal revenue to date, and we have not yet demonstrated an ability to overcome many of the fundamental risks and uncertainties frequently encountered by companies in new and rapidly evolving fields of technology. To execute our business plan successfully, we will need to accomplish the following fundamental objectives, either on our own or with strategic collaborators:

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

We could incur charges for excess or obsolete inventory and incur production costs for improvements or model changes.

While we strive to effectively manage our inventory, rapidly changing technology, and uneven customer demand may result in short product cycles and the value of our inventory may be adversely affected by changes in technology that affect our ability to sell the products in our inventory. If we do not effectively forecast and manage our inventory, we may need to write off inventory as excess or obsolete, which in turn can adversely affect cost of sales and gross profit.

We have experienced, and may in the future experience, improvement and model changes and unusual production costs associated with implementing production for our products. We currently have no reserve for slow moving or obsolete inventory but may incur future charges for obsolete or excess inventory.

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

Business interruptions, including any interruptions resulting from COVID-19, could significantly disrupt our operations and could have a material adverse impact on us.

All of our employees are located in the U.S. In addition to our employees, we rely on (i) distributors, agents and third-party logistics providers in connection with product sales and distribution and (ii) raw material and component suppliers in the U.S., Canada, Europe and China. If we, or any of these third party partners encounter any disruptions to our or their respective operations or facilities, or if we or any of these third party partners were to shut down for any reason, including by fire, natural disaster, such as a hurricane, tornado or severe storm, power outage, systems failure, labor dispute, pandemic or other unforeseen disruption, then we or they may be prevented or delayed from effectively operating our or their business, respectively.

The coronavirus (COVID-19) that was reported to have surfaced in Wuhan, China in December 2019 and that has now spread to other countries could adversely impact our operations or those of our third-party partners. Additionally, the continued spread of the virus could negatively impact the manufacture, supply, distribution and sale of our products and our financial results. The extent to which the coronavirus impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Any losses or damages we incur could have a material adverse effect on our financial results and our ability to conduct business as expected.

If we are unable to manage our projected growth, our growth prospects may be limited and our future profitability may be adversely affected.

We intend to continue to expand our sales, marketing and training programs and our manufacturing capability. Rapid expansion may strain our managerial, financial and other resources. If we are unable to manage our growth, our business, operating results and financial condition could be adversely affected. Our systems, procedures, controls and management resources also may not be adequate to support our future operations. We will need to continually improve our operational, financial and other internal systems to manage our growth effectively, and any failure to do so may lead to inefficiencies and redundancies, and result in reduced growth prospects and profitability.

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

Our future success is dependent on our ability to expand sales through distributors, and our inability to grow our sales force or maintain and add distributors would negatively affect our sales.

Our distribution strategy is to pursue sales through multiple channels with an emphasis on independent distributors, domestically and internationally. Our inability to recruit and retain sales personnel and maintain and add police equipment distributors who can successfully sell our products could adversely affect our sales. If we do not competitively price our products, meet the requirements of any future distributors or end-users, provide adequate marketing support, or comply with the terms of any distribution arrangements, such distributors may fail to aggressively market our product or may terminate their relationships with us. These developments would likely have a material adverse effect on our sales. Our reliance on the sales of our products by distributors also makes it more difficult to predict our revenue, cash flow and operating results.

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

Most of our and our distributors intended end-user customers are government agencies. These agencies often do not set their own budgets and therefore have little control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the manner in which they spend money. As a result, even if an agency wants to acquire our product, it may be unable to purchase our product due to budgetary or political constraints. Some government agency orders may also be canceled or substantially delayed due to budgetary, political or other scheduling delays, which frequently occur in connection with the acquisition of products by such agencies.

Government regulation of our products may adversely affect sales.

Our device is classified as a firearm regulated by the Bureau of Alcohol, Tobacco and Firearms involving substantial regulatory compliance. ATF regulations are enforced by surveillance and inspection. If ATF finds a violation, it can institute a wide range of enforcement actions, ranging from public warnings to more severe sanctions such as fines, penalties, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions or total shutdown of production, and criminal prosecution. Any such actions could have a material adverse impact on our operations.

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

Our future success depends in part upon our proprietary technology. We currently own seven issued U.S. patents related to the BolaWrap 100 and have seven U.S. patents pending. We have filed foreign patent applications in the European Union (up to 38 countries) and 17 other countries, and reserved our rights to file additional foreign patents. Our protective measures taken thus far, including our issued patents, pending patents, issued and pending trademarks and trade secret laws, may prove inadequate to protect our proprietary rights. There can be no assurance we will be granted any patent rights from pending patents. The scope of any possible patent rights may not prevent others from developing and selling competing products. The validity and breadth of claims covered in any possible patents involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, lengthy, and expensive. In addition, any patents, if granted, may be held invalid upon challenge, or others may claim rights in or ownership of our patents.

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

In addition, it is possible that our distributors and customers may seek indemnity from us in the event that our products are found or alleged to infringe the intellectual property rights of others. Any such claim for indemnity could result in substantial expense to us that could harm our operating results.

We have limited experience developing law enforcement products. Our lack of experience and competition in the law enforcement market could reduce our sales and prevent us from achieving profitability.

The law enforcement market is highly competitive and our management team has limited experience developing law enforcement products. We face competition from numerous larger, better capitalized, more experienced and more widely known companies that make restraint devices, less-lethal weapons and other law enforcement products. Increased competition could result in greater pricing pressure, lower gross margins and reduced sales, and prevent us from achieving profitability.

We cannot predict our future operating results. Our quarterly and annual results will likely be subject to fluctuations caused by many factors, any of which could result in our failure to achieve our expectations.

We currently expect that the BolaWrap 100 will be the primary source of our revenue in the foreseeable future. We expect our revenue, if any, to vary significantly due to a number of factors. Many of these factors are beyond our control. Any one or more of these factors, including those listed below, could cause us to fail to achieve our revenue expectations. These factors include, among others:

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

We depend on certain domestic and foreign suppliers for the delivery of components used in the assembly of our product. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or sub-assemblies and reduced control over pricing and timing of delivery of components and subassemblies. Specifically, we will depend on suppliers of sub-assemblies, machined parts, injection molded plastic parts, and other miscellaneous custom parts for our product. We do not have any long-term supply agreements with any suppliers. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenue, profitability and financial condition.

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

The market price of our Common Stock has fluctuated significant to date and in the future may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

●
actual or anticipated fluctuations in our operating results;
●
failure of securities analysts to initiate or maintain coverage of our Company, changes in financial estimates by any securities analysts who follow our Company, or our failure to meet these estimates or the expectations of investors;
●
rating changes by any securities analysts who follow our Company;
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

Our common stock could be delisted from the Nasdaq Stock Market.

Nasdaq’s continued listing standards for our common stock require, among other things, that (i) we maintain a closing bid price for our common stock of at least $1.00, and (ii) we maintain: (A) stockholders’ equity of $2.5 million; (B) market value of listed securities of $35 million; or (C) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. Any failures to satisfy any continued listing requirements could lead to the receipt of a deficiency notice from Nasdaq and ultimately to a delisting from trading of our common stock. If our common stock were delisted from Nasdaq, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws as well as the potential loss of confidence by suppliers, customers and employees, institutional investor interest, fewer business development opportunities, greater difficulty in obtaining financing and possible breaches of certain contractual obligations.

Our officers and directors are among our largest stockholders, and may have certain personal interests that may affect the Company.

Management owned approximately 53% of our Common Stock at December 31, 2019. As a result, our management, acting individually or as a group, has the potential ability to exert influence on the outcome of issues requiring approval by our stockholders. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other stockholders or preventing transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

At December 31, 2019, we had warrants, options and restricted stock units outstanding on 9,857,457 shares of our Common Stock. The issuance of shares of Common Stock issuable upon the exercise of options or warrants or issuance from restricted stock units could cause substantial dilution to existing holders of our Common Stock, and the sale of those shares in the market could cause the market price of our Common Stock to decline. The potential dilution from the issuance of these shares could negatively affect the terms on which we are able to obtain equity financing.

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

As a public company, we are incurring significant levels of legal, accounting, insurance, exchange listing fees and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Act, the listing requirements of the Nasdaq Capital Market and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources as compared to when we operated as a private company. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more corporate employees in the future or engage outside consultants to comply with these requirements, which would increase our costs and expenses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 1,987 square feet of office, assembly and warehousing space located at 4620 Arville Street, Suite E, Las Vegas, Nevada 89103, pursuant to a three-year lease expiring December 2019 at a current monthly rate of $1,588. In January 2019, we extended this lease for an additional twelve months commencing January 2020 and ending December 2020 at a rate of $2,100 per month for the extension period. In February 2019, we entered into a two-year lease for 1906 square feet of office, assembly and warehousing space located at 20331 Lake Forest Drive, Suite C-11, Lake Forest, California 92630 at a monthly rate of $2,723. In June 2019, we entered into a 38-month lease for 11,256 of office, training, assembly and warehouse space in Tempe, Arizona at a monthly rate of $7,654. We expect that these properties will be sufficient to meet our needs for at least the next 12 months.

Beginning in October 2017, we commenced reimbursing officer Mr. Elwood Norris $1,500 per month on a month to month basis for laboratory facility costs. In November 2018, we commenced paying $5,000 on a month to month basis for a 50% share of 1,000 square feet at 55 Fifth Ave, Suite 1702, New York, NY 10003. We from time to time we may rent executive space on a month to month basis for remotely located employees.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the Nasdaq Capital Market under the symbol “WRTC”.

Holders

At March 9, 2020 there were 30,044,241 shares of Common Stock outstanding and approximately 41 stockholders of record.

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

On March 16, 2019, the Board of the Company approved and on May 23, 2019, the stockholders ratified, an increase in the Plan authorizing an additional 2,100,000 shares of Common Stock for a total of 4,100,000 shares.

The following table sets forth information as of December 31, 2019, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

			Number of securities
			remaining
	Number of securities to be	Weighted-average exercise	available for future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding	options,	(excluding securities
	options,warrants and rights	warrants andrights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,136,837	$3.34	924,413
Equity compensation plans not approved by security holders	100,000	$3.00	-
Total	3,236,837	$3.33	924,413

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

Overview

We are a security technology company organized in March 2016 focused on delivering modern policing solutions to customers, primarily consisting of law enforcement and security personnel. We began demonstrations of our first product, the BolaWrap 100 remote restraint device, in November 2017. We made various improvements throughout 2018 as a result of feedback from early users of our devices. In late May 2019, we began shipping an updated version of our BolaWrap 100 remote restraint device featuring a green line laser to strategic police departments and international distributors.

The immediate addressable domestic market consists of approximately 900,000 full-time sworn law enforcement officers at over 15,300 federal, state and local law enforcement agencies. We are also exploring other domestic markets, including military and private security. Our international focus is on countries with the largest police forces. The 100 largest international police agencies are estimated to have over 12.1 million law enforcement personnel. According to Statistics MRC, we participate in a segment of the non-lethal products global market expected to grow to $11.85 billion by 2023.

Business Outlook and Challenges

Our remote restraint solution continues to gain worldwide awareness and recognition through media exposure, trade shows, product demonstrations and word of mouth as a result of positive responses from agencies and early adoption and deployment success. We believe we have a recognized global brand, technology and an initial product foundation with the BolaWrap 100 and that we are poised for sales growth in 2020. We believe we have strong market opportunities within the immediate addressable domestic market of approximately 900,000 full-time sworn law enforcement officers in over 15,300 federal, state and local law enforcement agencies. And we believe we are establishing the foundation through strong distributor relationships to pursue the international market. Our product offering also has application and we intend to explore other markets, including military and border patrol.

We intend to expand our business in 2020 domestically and internationally through both direct and distributor sales. We are pursuing large business opportunities internationally and also pursuing business with large domestic police agencies. It is difficult to anticipate how long it will take to close these opportunities, or if they will ultimately come to fruition.

Our products and accessories have varying gross margins, and therefore product sales mix materially affects gross profit. In addition, the margins differ based on the channel of trade through which the products are sold. Production volume levels significantly impact overhead allocations. We implement product updates and changes, including raw material and component changes that may impact product costs. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

We currently have approximately 10 full-time sales, business development, training and marketing personnel. In addition, we utilize various part-time sales consultants with experience and knowledge in various law enforcement areas to assist with specific markets we are pursuing. We exhibit at domestic and international trade shows and hold many demonstration and training events for customers and distributors.

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

We face significant challenges in operating and growing our business. We expect that we will need to continue to innovate new applications for our security technology, develop new and improved products and technologies to meet diverse customer requirements and identify and develop new markets for our products.

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

As part of the process of preparing our financial statements, we are required to estimate our provision for income taxes. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, tax contingencies, unrecognized tax benefits, and any required valuation allowance, including taking into consideration the probability of the tax contingencies being incurred. Management assesses this probability based upon information provided by its tax advisers, its legal advisers and similar tax cases. If at a later time our assessment of the probability of these tax contingencies changes, our accrual for such tax uncertainties may increase or decrease. Our effective tax rate for annual and interim reporting periods could be impacted if uncertain tax positions that are not recognized are settled at an amount which differs from our estimates.

Some of our accounting policies require higher degrees of judgment than others in their application. These include share-based compensation and contingencies and areas such as revenue recognition, operating lease liabilities, warranty liabilities, impairments and valuation of intangible assets.

Revenue Recognition. We sell our products to customers including law enforcement agencies, domestic distributors and international distributors and revenue from such transactions is recognized in the periods that products are shipped (free on board (“FOB”) shipping point) or received by customers (FOB destination), when the fee is fixed or determinable and when collection of resulting receivables is reasonably assured. We identify customer performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue as we satisfy the performance obligations. Our primary performance obligations are products/accessories and training. Our customers do not have the right to return product unless the product is found to be defective.

Stock Based Compensation. We follow the fair value recognition provisions issued by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation (“ASC 718”) and we adopted Accounting Standards Update (“ASU”) 2018-07 for share-based transactions with non-employees. Share-based compensation expense recognized during 2019 and 2018 includes stock option and restricted stock unit compensation expense. The grant date fair value of stock options is determined using the Black-Scholes option-pricing model. The grant date is the date at which an employer and employee or non-employee reach a mutual understanding of the key terms and conditions of a share-based payment award. The Black-Scholes option-pricing model requires inputs including the market price of the Company’s Common Stock on the date of grant, the term that the stock options are expected to be outstanding, the implied stock volatilities of several publicly-traded peers over the expected term of stock options, risk-free interest rate and expected dividend. Each of these inputs is subjective and generally requires significant judgment to determine. The grant date fair value of restricted stock units is based upon the market price of the Company’s Common Stock on the date of the grant. We determine the amount of share-based compensation expense based on awards that we ultimately expect to vest and account for forfeitures as they occur. The fair value of share-based compensation is amortized to compensation expense over the vesting term.

Allowance for Doubtful Accounts. Our products are sold to customers in many different markets and geographic locations. We estimate our bad debt reserve on a case-by-case basis due to a limited number of customers mostly government agencies or well-established distributors. We base these estimates on many factors including customer credit worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. Our judgments and estimates regarding collectability of accounts receivable have an impact on our financial statements.

Valuation of Inventory. Our inventory is comprised of raw materials, assemblies and finished products. We must periodically make judgments and estimates regarding the future utility and carrying value of our inventory. The carrying value of our inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from our inventory is less than carrying value.

Valuation of Intangible Assets. Intangible assets consist of patents and trademarks that are amortized over their estimated useful lives. We must make judgments and estimates regarding the future utility and carrying value of intangible assets. The carrying values of such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than carrying value. This generally could occur when certain assets are no longer consistent with our business strategy and whose expected future value has decreased.

Accrued Expenses. We establish a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. This reserve requires us to make estimates regarding the amount and costs of warranty repairs we expect to make over a period of time. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs, and anticipated rates of warranty claims. We have very limited history to make such estimates and warranty estimates have an impact on our financial statements. Warranty expense is recorded in cost of revenues. We evaluate the adequacy of this reserve each reporting period.

We use the recognition criteria of ASC 450-20, “Loss Contingencies” to estimate the amount of bonuses when it becomes probable a bonus liability will be incurred and we recognize expense ratably over the service period. We accrue bonus expense each quarter based on estimated year-end results, and then adjust the actual in the fourth quarter based on our final results compared to targets.

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the year ended December 31, 2019.

Recent Accounting Pronouncements

New pronouncements issued for future implementation are discussed in Note 1 to our financial statements.

Segment and Related Information

The Company has one operating segment with one business activity, providing restraint solutions. The Company’s chief operating decision maker is its Chief Executive Officer, who manages operations for purposes of allocating resources. Refer to Note 13, Major Customers and Related Information, in our financial statements for further discussion.

Operating Expense

Our operating expense includes (i) selling, general and administrative expense, and (ii) research and development expense. Research and development expense is comprised of the costs incurred in performing research and development activities and developing production on our behalf, including compensation and consulting, design and prototype costs, contract services, patent costs and other outside expenses. The scope and magnitude of our future research and development expense is difficult to predict at this time and will depend on elections made regarding research projects, staffing levels and outside consulting and contract costs. However, in the near term, we expect our research and development expense to increase in absolute dollars as we increase new product development activities.

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

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table sets forth for the periods indicated certain items of our condensed statement of operations. The financial information and the discussion below should be read in conjunction with the condensed financial statements and notes contained in this Report.

	Year Ended December 31,		Change
	2019	2018	$	%
Revenues:
Product sales	$656,071	$18,830	$637,241
Other revenue	40,719	4,320	36,399
Total revenues	696,790	23,150	673,640
Cost of revenues	420,016	18,611	401,405
Gross profit	276,774	4,539	272,235

Operating expenses:
Selling, general and administrative	6,653,465	2,607,397	4,046,068	155%
Research and development	2,236,985	734,776	1,502,209	204%
Total operating expenses	8,890,450	3,342,173	5,548,277	166%
Loss from operations	$(8,613,676)	$(3,337,634)	$(5,276,042)	158%

Revenue

We reported revenue of $696,790 for the year ended December 31, 2019. We had minimal revenue of $23,150 for the year ended December 31, 2018 as we only commenced limited and selected agency product sales in late 2018. Our recent marketing and selling efforts have focused on creating demand for our improved generation BolaWrap 100 product with our green line laser introduce. Initial deliveries of the improved product began in late May 2019. We incurred product promotional costs of $433,172 for the year ended December 31, 2019 related to the cost of demonstration products and accessories delivered to law enforcement agencies that were expensed as marketing costs. A total of $192,484 of such product marketing costs was incurred during the year ended December 31, 2018.

We had $2,684 of deferred revenue at December 31, 2019 related to products sold for which the training revenue component had not been completed.

We believe we can accelerate sales in 2020 but sales may be sporadic as we grow our distributor and customer base. The receipt of orders will often be uneven due to the timing of customer’s approval or budget cycles and delays for any required permits due to the regulated nature of our products.

At December 31, 2019 we had $344,000 of customer deposits on orders and had backlog of approximately $1.725 million expected to be delivered in 2020. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation in the normal course of business.

Gross Profit

Our cost of revenue for the year ended December 31, 2019 was $420,016 resulting in a gross margin of 40%. Due to the minimal revenue and the changes being made to our product as we establish volume manufacturing such margin may not be indicative of future margins. In addition, our margins vary based on the sales channels through which our products are sold. We continue to implement product updates and changes, including raw material and component changes that may impact product costs. With such product updates and changes we have limited warranty cost experience and estimated future warranty costs can impact our gross margins. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

In September 2019, we relocated manufacturing operations and production to our new facility in Tempe, Arizona. While this significantly increases our capacity, we expect that larger allocations of overhead and costs associated with start-up and training may have a negative impact on product margins until and if production volume increases in future quarters.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $4,046,068 during the year ended December 31, 2019, when compared to the year ended December 31, 2018. During the year ended December 31, 2019, we incurred a $992,944 increase in non-cash share-based compensation expense allocated to selling, general and administrative expense with $1,410,095 in the year ended December 31, 2019 compared to $417,151 in the year ended December 31, 2018. Other increases in the 2019 period included a $1,154,578 increase in cash compensation costs from an increase in headcount since 2018 and a $408,802 increase in travel costs. Marketing and promotion costs increased $645,639 in the 2019 period when compared to the 2018 period, due, primarily to promotional products. Occupancy costs increased $252,665 due to the addition of facilities in Lake Forest, California and Tempe, Arizona, and public company costs increased $300,512 due to Nasdaq fees, insurance and related increased public costs incurred in 2019.

In 2020, we expect to expend additional resources on the marketing and selling of our products, training distributors and customers and administratively supporting our operations.

Research and Development Expense

Research and development expense increased $1,502,209 during the year ended December 31, 2019, when compared to the year ended December 31, 2018. We incurred a $30,164 period over period increase in non-cash share-based compensation expense allocated to research and development expense. Other increases in costs for the 2019 period, when compared to the 2018 period included a $696,762 increase in cash compensation costs from an increase in headcount primarily associated with production development. Prototype related costs increased $423,952 in the 2019 period, primarily related to developing the updated version of the BolaWrap 100 product and effect of model and component changes. Consulting costs during the 2019 period increased $231,826 related to developing systems for monitoring research and production. Travel costs increased $91,970 due primarily to setting up the new manufacturing facilities. We expect our research and development costs will increase in 2020 due to increased research personnel added during 2019 and current projects focused on improving our products, developing an improved restraint product and developing additional security products.

Net Loss

Loss from operations during the year ended December 31, 2019 increased by $5,276,042 when compared to the year ended December 31, 2018, resulting, primarily from increased operating costs due to increased personnel and marketing and selling and supporting activities.

Liquidity and Capital Resources

Overview

We have experienced net losses and negative cash flows from operations since our inception. As of December 31, 2019, we had cash of $16,983,864 and positive working capital of $18,598,899, and had sustained cumulative losses attributable to stockholders of $12,729,824. We believe that our cash on hand will sustain our operations for at least the next twelve months from the date of this Report.

Our sources of liquidity to date has been primarily funding from our stockholders and the sale and exercise of equity securities. We expect our primary source of future liquidity will be from the sale of products, exercise of stock options and warrants and if required from future equity or debt financings.

Capital Requirements

In December 2017, we completed our self-underwritten IPO, raising gross proceeds of approximately $3.49 million from the sale of 2,328,533 shares of Common Stock at the public offering price of $1.50 per share.

In October 2018, we received approximately $12.14 million in net cash proceeds from the private sale of equity securities to certain accredited investors.

In June 2019, we obtained net cash proceeds of approximately $11.35 million from the June 2019 Follow-On Offering. During the year ended December 31, 2019 we also obtained $2.14 million of net proceeds from the exercise of previously issued warrants and stock options.

We cannot currently estimate our future liquidity requirements or future capital needs, which will depend on, among other things, capital required to introduce our products and the staffing and support requirements, as well as the timing and amount of future revenue and product costs. We anticipate that demands for operating and working capital will grow as we are increasing staffing, development, production, marketing, training and other functions and based on other factors outside of our control. We believe we have sufficient capital to sustain our operations for the next twelve months, although no assurances can be given. Additionally, no assurances can be provided that any future debt or equity capital will be available to us under favorable terms, if at all. Failure to quickly produce and sell products and timely obtain any required additional capital in the future would result in a material adverse effect on the Company.

Our future capital requirements, cash flows and results of operations could be affected by, and will depend on, many factors, some of which are currently unknown to us, including, among other things:

●
decisions regarding staffing, development, production, marketing and other functions;

●
the ability to meet sales projections and timing and extent of market acceptance of our products;

●
the costs, timing and outcome of planned production and required customer and regulatory compliance of our products;

●
the costs of preparing, filing and prosecuting our patent applications and defending any future intellectual property-related claims;

●
the costs and timing of additional product development;

●
the costs, timing and outcome of future warranty claims or litigation against us associated with any of our products; and

●
the timing and costs associated with any new financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Cash Flow

Operating Activities.

During the year ended December 31, 2019, net cash used in operating activities was $8,485,637. The net loss of $8,325,488 was decreased by non-cash expense of $1,779,205 consisting primarily of share-based compensation expense of $1,536,096. Other major component changes using operating cash included a $1,892,768 increase in inventories, an increase of $190,951 in accounts receivable, a $136,084 increase in prepaid expenses and other current assets and a $96,000 reduction in deferred compensation. An increase of $286,398 in accounts payable and accrued liabilities and new customer deposits of $343,724 reduced the cash used in operating activities.

During the year ended December 31, 2018, net cash used in operating activities was $2,692,136 consisting primarily of the net loss of $3,336,435 reduced by non-cash share-based compensation of $512,988.

Investing Activities.

We used $256,742 and $14,225 of cash for the purchase of property and equipment during the years ended December 31, 2019 and 2018, respectively. We began capitalizing patent costs during mid-2018 and invested $114,274 and $120,070 in patents during the years ended December 31, 2019 and 2018, respectively.

Financing Activities.

We received $11,351,214 of net proceeds from the June 2019 Follow-On Offering, and, during the year ended December 31, 2019, obtained $2,141,576 net proceeds from the exercise of previously issued warrants and stock options. During the year ended December 31, 2018 we obtained $12,140,786 of net proceeds from the private sale of equity securities.

Contractual Obligations and Commitments

We are obligated to pay to Syzygy Licensing, LLC (“Syzygy”) a 4% royalty fee on future product sales up to an aggregate amount of $1.0 million in royalties or until September 30, 2026, whichever occurs earlier.

In January 2019, we extended our Las Vegas, Nevada corporate and production facility lease through December 31, 2020. In February 2019, we entered into a two-year lease for an office and warehouse space in Lake Forest, California. In June 2019, we entered into a 38-month lease for office, training, assembly and warehouse space in Tempe, Arizona. We are committed to aggregate lease payments on these leases of $143,574 in 2020, $101,406 in 2021 and $57,328 in 2022.

At December 31, 2019, we were committed to approximately $82,000 of purchase commitments for product components. These purchase commitments are generally subject to modification as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented.

Recent Accounting Pronouncements

Other than our adoption of ASU 2016-02, Leases (Topic 842), there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2019, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019 and, based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting since September 30, 2019, in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2020 (the “Proxy Statement”), which must be filed no later than 120 days after the close of the fiscal year ended December 31, 2019, pursuant to Regulation 14A.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the SEC on or before April 29, 2020.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the SEC on or before April 29, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 29, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the SEC on or before April 29, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the SEC on or before April 29, 2020.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as a part of this report:
(1) Index to Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2019 and 2018	F-3
Statements of Operations for the Years Ended December 31, 2019 and 2018	F-4
Statements of Stockholders’ Equity for the Years Ended December 31, 2019 and 2018	F-5
Statements of Cash Flows for the Years Ended December 31, 2019 and 2018	F-6
Notes to Financial Statements	F-7

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

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, filed on April 17, 2017.
3.2	Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, filed on April 17, 2017.
4.1	Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1, filed on May 30, 2017.
4.2	Form of Investor Warrant, dated October 30, 2018. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on November 5, 2018.
4.3	Form of Placement Agent Warrant, dated October 30, 2018. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on November 5, 2018.
4.4	Form of Investor Warrant, dated June 18, 2019. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on June 18, 2019.
4.5	Form of Offering Agent Warrant, dated June 18, 2019. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on June 18, 2019.
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
10.5
Supplemental Engagement Letter by and between Wrap Technologies, Inc. and Katalyst Securities LLC, dated June 7, 2019. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on June 13, 2019.

10.6
Engagement Letter by and between Wrap Technologies, Inc., Dinosaur Financial Group, LLC and Katalyst Securities LLC, dated June 12 , 2019. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on June 18, 2019.

10.7	Amended 2017 Equity Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8, filed on June 24, 2019.
10.8
Industrial Real Estate Lease, dated May 10, 2019, by and between Wrap Technologies, Inc. and JM Sky Harbor Properties LLC. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed on June 6, 2019.

14.1	Code of Ethics of the Registrant Applicable to Directors, Officers and Employees.*
23.1	Consent of Independent Registered Public Accounting Firm - Rosenberg Rich Baker Berman, P.A. *
31.1	Certification of David Norris pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
31.2	Certification of James A. Barnes pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on the 10th day of March, 2020.

Wrap Technologies, Inc.

By:	/s/ DAVID NORRIS
Chief Executive Officer

Date: March 10, 2020

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ DAVID NORRIS	Chief Executive Officer and Director	March 10, 2020
David Norris	(Principal Executive Officer)

/s/ JAMES A. BARNES	Chief Financial Officer, Secretary and	March 10, 2020
James A. Barnes	Treasurer
(Principal Accounting Officer)

/s/ SCOT COHEN	Executive Chair of Board	March 10, 2020
Scot Cohen

/s/PATRICK KINSELLA	Director	March 10, 2020
Patrick Kinsella
/s/MICHAEL PARRIS	Director	March 10, 2020
Michael Parris

/s/WAYNE R. WALKER	Director	March 10, 2020
Wayne R. Walker

WRAP TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Wrap Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wrap Technologies, Inc (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two years ended December 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two years ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Somerset, New Jersey
March 10, 2020

Wrap Technologies, Inc.
Balance Sheets

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$16,983,864	$12,358,896
Accounts receivable	195,347	4,396
Inventories, net	2,244,541	158,267
Prepaid expenses and other current assets	250,947	114,863
Total current assets	19,674,699	12,636,422
Property and equipment, net	242,876	30,373
Operating lease right-of-use asset, net	260,931	-
Intangible assets, net	230,283	118,715
Other assets, net	12,681	1,512
Total assets	$20,421,470	$12,787,022

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$406,967	$232,915
Accrued liabilities	194,294	68,453
Customer deposits	343,724	-
Deferred revenue	2,684	-
Operating lease liability- short term	128,131	-
Deferred and accrued officer compensation	-	96,000
Total current liabilities	1,075,800	397,368

Operating Lease Liability - Long Term	150,018	-
Total liabilities	1,225,818	397,368

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; none issued and outstanding	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 29,829,916 and 27,364,607 shares issued and outstanding each period, respectively	2,983	2,736
Additional paid-in capital	31,922,493	16,791,254
Accumulated deficit	(12,729,824)	(4,404,336)
Total stockholders' equity	19,195,652	12,389,654
Total liabilities and stockholders' equity	$20,421,470	$12,787,022

See accompanying notes to financial statements.

Wrap Technologies, Inc.
Statements of Operations

	Year Ended December 31,
	2019	2018
Revenues:
Product sales	$656,071	$18,830
Other revenue	40,719	4,320
Total revenues	696,790	23,150
Cost of revenues	420,016	18,611
Gross profit	276,774	4,539

Operating expenses:
Selling, general and administrative	6,653,465	2,607,397
Research and development	2,236,985	734,776
Total operating expenses	8,890,450	3,342,173
Loss from operations	(8,613,676)	(3,337,634)

Other income (expense):
Interest income	291,494	2,912
Interest expense	-	(1,304)
Other	(3,306)	(409)
	288,188	1,199
Net loss	$(8,325,488)	$(3,336,435)

Net loss per basic and diluted common share	$(0.29)	$(0.14)
Weighted average common shares used to compute net loss per basic and diluted common share	28,652,625	23,578,291

See accompanying notes to financial statements.

Wrap Technologies, Inc.
Statements of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	22,803,533	$2,280	$4,137,936	$(1,067,901)	$3,072,315
Sale of common stock and warrants at $3.00 per share and placement agent warrants in private offering, net of issuance costs	4,561,074	456	12,140,330		12,140,786
Share-based compensation expense			512,988		512,988
Net loss for the period	-	-	-	(3,336,435)	(3,336,435)
Balance at December 31, 2018	27,364,607	$2,736	$16,791,254	$(4,404,336)	$12,389,654
Sale of common stock and warrants at $6.50 per share and placement agent warrants in public offering, net of issuance costs	1,923,076	192	11,351,022		11,351,214
Common shares issued upon exercise of warrants at $3.00 per share	127,649	13	382,934		382,947
Common shares issued upon exercise of warrants at $5.00 per share, net of issuance costs	345,834	35	1,700,469		1,700,504
Common shares issued upon exercise of stock options	38,750	4	58,121		58,125
Share-based compensation expense			1,536,096		1,536,096
Common shares issued for services	30,000	3	102,597		102,600
Net loss for the period	-	-	-	(8,325,488)	(8,325,488)
Balance at December 31, 2019	29,829,916	$2,983	$31,922,493	$(12,729,824)	$19,195,652

See accompanying notes to financial statements.

Wrap Technologies, Inc.
Statements of Cash Flows
(unaudited)

	Year Ended December 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(8,325,488)	$(3,336,435)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	46,945	21,875
Warranty provision	13,495	-
Inventory write-off	(193,506)	-
Non-cash lease expense	80,069	-
Share-based compensation	1,536,096	512,988
Common shares issued for services	102,600	-
Changes in assets and liabilities:
Accounts receivable	(190,951)	(4,396)
Inventories	(1,892,768)	(27,075)
Prepaid expenses and other current assets	(136,084)	(63,982)
Accounts payable	174,052	196,750
Operating lease liability	(62,851)	-
Customer deposits	343,724	-
Accrued liabilities and other	112,346	8,139
Deferred compensation	(96,000)	-
Deferred revenue	2,684	-
Net cash used in operating activities	(8,485,637)	(2,692,136)

Cash Flows From Investing Activities:
Capital expenditures for property and equipment	(256,742)	(14,225)
Investment in patents and trademarks	(114,274)	(120,070)
Long-term deposits	(11,169)	-
Net cash used in investing activities	(382,185)	(134,295)

Cash Flows From Financing Activities:
Sale of common stock and warrants	12,499,994	13,683,222
Offering costs paid on sale of stock and warrants	(1,148,780)	(1,542,436)
Proceeds from exercise of warrants	2,112,117	-
Offering costs paid on exercise of warrants	(28,666)	-
Proceeds from exercise of stock options	58,125	-
Payment of notes payable	-	(39,435)
Net cash provided by financing activities	13,492,790	12,101,351

Net increase in cash and cash equivalents	4,624,968	9,274,920
Cash and cash equivalents, beginning of period	12,358,896	3,083,976
Cash and cash equivalents, end of period	$16,983,864	$12,358,896

Supplemental Disclosure of Non-Cash Investing
and Financing Activities:
Interest paid	$-	$1,304
Prepaid insurance financed with note payable	$-	$39,435
Right-of-use assets and liabilites recorded during period	$341,000	$-
Issuance costs relating to warrants issued to offering selling agent	$205,894	$664,427

See accompanying notes to financial statements.

Wrap Technologies, Inc.
Notes to Financial Statements

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description
Wrap Technologies, Inc., a Delaware corporation (the “Company”), is a publicly traded company listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “WRTC”. The Company is a developer of security products designed for use by law enforcement and security personnel. The Company’s first product is the BolaWrap® 100 remote restraint device that discharges an eight-foot bola style Kevlar® tether to entangle a subject at a range of 10-25 feet. The principal markets for the Company’s proprietary products are in North and South America, Europe, Middle East and Asia.

Basis of Presentation and Use of Estimates
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions (e.g., share-based compensation valuation, allowance for doubtful accounts, valuation of inventory and intangible assets, warranty reserve, accrued costs and recognition and measurement of contingencies) that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

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

On June 18, 2019, the Company consummated a June 2019 Follow-On Offering, pursuant to which a total of 1,923,076 Units were offered and sold at a public offering price of $6.50 per Unit. Each Unit sold consisted of one share of Common Stock and one detachable two-year warrant to purchase one share of Common Stock at an exercise price of $6.50 per share. The offering resulted in the Company’s receipt of gross cash proceeds of $12.5 million, or net cash proceeds of $11.35 million after deduction of commissions and offering costs.

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

Wrap Technologies, Inc.
Notes to Financial Statements

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Stock Based Compensation
The Company follows the fair value recognition provisions issued by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation (“ASC 718”) and has adopted Accounting Standards Update (“ASU”) 2018-07 for share-based transactions with non-employees. Share-based compensation expense recognized during 2019 and 2018 includes stock option and restricted stock unit compensation expense. The grant date fair value of stock options is determined using the Black-Scholes option-pricing model. The grant date is the date at which an employer and employee or non-employee reach a mutual understanding of the key terms and conditions of a share-based payment award. The Black-Scholes option-pricing model requires inputs including the market price of the Company’s Common Stock on the date of grant, the term that the stock options are expected to be outstanding, the implied stock volatilities of several publicly-traded peers over the expected term of stock options, risk-free interest rate and expected dividend. Each of these inputs is subjective and generally requires significant judgment to determine. The grant date fair value of restricted stock units is based upon the market price of the Company’s Common Stock on the date of the grant. The fair value of share-based compensation is amortized to compensation expense over the vesting term.

Loss per Share
Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options, restricted stock units and warrants exercisable or issuable for a total of 9,857,457 and 7,084,681 shares of Common Stock were outstanding at December 31, 2019 and 2018, respectively. These securities are not included in the computation of diluted net loss per common share for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

Fair Value of Financial Instruments
The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short nature of these instruments.

Accounts Receivable and Allowance for Doubtful Accounts
The Company’s policy is to evaluate the collectability of accounts receivable based on an assessment of the collectability of specific customer accounts and then record an allowance for doubtful accounts to reduce the receivables to an amount that management reasonably estimates will be collected. There was no allowance for doubtful accounts recorded at December 31, 2019 or 2018. Accounts that are deemed uncollectible will be written off against the allowance for doubtful accounts. If a major customer’s creditworthiness deteriorates, or actual defaults exceed our historical experience, such estimates could change and impact our future reported financial results.

Inventories
Inventories are valued at the lower of cost or net realizable value. Prior to October 1, 2019 substantially all of the Company’s inventory was determined by the weighted average cost method which approximated the first in first out (FIFO) cost method. Effective October 1, 2019, with the change to a new computerized inventory system, the Company commenced identifying FIFO layers. The Company believes this transition change to FIFO will improve financial reporting by better reflecting the current value of inventory on the balance sheet, more closely aligning the flow of physical inventory with the accounting for the inventory and providing better matching of revenues and expenses. As the Company has only recently started selling products, and had limited purchase and sales activity, the weighted average method approximated FIFO and this change to FIFO had no material effect on the prior balance sheet, statement of operations or cash flows. Accordingly, no retrospective changes have been recorded.

Inventory is comprised of raw materials, assemblies and finished products intended for sale to customers. The Company evaluates the need for reserves for excess and obsolete inventories determined primarily based upon estimates of future demand for the Company’s products. At December 31, 2019 or 2018 the Company had no reserve for obsolescence.

Wrap Technologies, Inc.
Notes to Financial Statements

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Contract Manufacturers
The Company employs contract manufacturers for production of certain components and sub-assemblies. The Company may provide parts and components to such parties from time to time, but recognizes no revenue or markup on such transactions. During 2019 and 2018, the Company performed assembly of products in-house using components and sub-assemblies from a variety of contract manufacturers and suppliers.

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

Intangible Assets
Intangible assets consisted of capitalized legal fees and filing costs related to obtaining patents and trademarks. Upon the Company’s first patent approval in July 2018 the Company commenced capitalizing patent and trademark costs. When a patent or trademark is issued the cost is amortized using the straight-line method over the estimated remaining lives which is 20 years from the initial filing. Trademarks are amortized on a straight-line basis over ten years, the estimated useful life of the assets.

Impairment of Long-Lived Assets
Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. The Company did not recognize any impairment loss during the periods ended December 31, 2018 and 2019.

Classification and Valuation of Warrants
The Company accounts for warrants as either equity or liabilities based upon the characteristics and provisions of each particular instrument. Warrants valued and classified as equity are recorded as additional paid-in capital based on the issue date fair value and no further adjustment to valuation is made. As of December 31, 2019, the Company has no warrants or other derivative financial instruments that require separate accounting as liabilities and periodic revaluation. However, in accordance with ASC 480 changes in director and officer ownership or other factors in future periods could require reclassification of outstanding warrants as a liability with changes in value thereafter reflected in the statement of operations.

Advertising and Promotion Costs
The Company expenses advertising costs in the period in which they are incurred. The Company incurred advertising costs of $165,119 and $27,218 for the years ended December 31, 2019 and 2018, respectively. The Company incurred product promotion costs for demonstration products delivered to prospective customers of $433,172 and $192,484 for the years ended December 31, 2019 and 2018, respectively. Advertising and promotion costs are included in selling, general and administrative expenses in the accompanying statements of operations.

Research and Development Costs
Research and development costs consist primarily of contract development costs and experimental work materials and certain startup costs. Research and development costs with no alternative use are expensed as incurred.

Wrap Technologies, Inc.
Notes to Financial Statements

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Leases
At the commencement date of a lease, the Company recognizes a liability to make lease payments and an asset representing the right to use the underlying asset during the lease term. The lease liability is measured at the present value of lease payments over the lease term. As its leases typically do not provide an implicit rate and due to lack of borrowing history or ability, the Company uses as its incremental borrowing rate a low-grade debt rate published by the Federal Reserve Bank. The right-of-use (“ROU”) asset is measured at cost, which includes the initial measurement of the lease liability and initial direct costs incurred by the Company and excludes lease incentives. Lease liabilities are recorded as a current liability for the portion due within one year with the balance as a long-term liability. ROU assets are recorded as other asset, net.

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

Shipping and Handling Costs
Shipping and handling costs are included in cost of revenues. Shipping and handling costs invoiced to customers are included in revenue. Actual shipping and handling costs were $22,177 and $1,570 for the years ended December 31, 2019 and 2018, respectively. Actual revenues from shipping and handling were $21,414 and $670 for the years ended December 31, 2019 and 2018, respectively.

Warranty Reserves
The Company warrants its products and accessories to be free from defects in materials and workmanship for a period of one year from the date of purchase. The warranty is generally limited. The Company currently provides direct warranty service. International market warranties are generally similar to the U.S. market.

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenues are recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. The warranty reserve was $13,923 and $428 at December 31, 2019 and 2018. Actual warranty costs could differ from estimates.

Segment Information
The Company has one operating segment with one business activity, providing restraint solutions. The Company’s chief operating decision maker is its Chief Executive Officer, who manages operations for purposes of allocating resources.

Income Taxes
Until its conversion to a corporation on March 31, 2017, the Company was treated as a partnership for federal and state income tax purposes and did not incur income taxes. Instead, its losses were included in the income tax returns of the member partners. No income tax expense was recorded for the periods ended December 31, 2019 and 2018 due to losses incurred.

Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.

Wrap Technologies, Inc.
Notes to Financial Statements

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Income Taxes (Cont’d)
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

Subsequent Events
Management has evaluated events subsequent to December 31, 2019 through the date the accompanying financial statements were filed with the Securities and Exchange Commission and noted that there have been no events or transactions which would affect the Company’s financial statements for the year ended December 31, 2019.

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

Performance obligations to deliver products and accessories are generally satisfied at the point in time the Company ships the product, as this is when the customer obtains control of the asset under our standard terms and conditions. The Company has elected to recognize shipping costs as an expense in cost of revenue when control has transferred to the customer. The revenue and cost of training, when part of the performance obligations, is recognized when the training is completed, generally following delivery of related products.

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced and a receivable is recorded. A contract asset is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. At December 31, 2018 the Company had no contract assets and no deferred revenue related to products or training for product delivered during the year. At December 31, 2019 the Company had deferred revenue of $2,684 related to future training.

We may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. We record customer deposits as a contract liability.

The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the recognition timing of the revenue for any such underlying performance obligations. The Company had no such assets at December 31, 2019 and December 31, 2018. The Company will apply the practical expedient to expense any sales commissions related to performance obligations with an amortization of one year or less when incurred within selling, general and administrative expense.

Estimated costs for the Company’s standard one-year warranty are charged to cost of products sold when revenue is recorded for the related product. Royalties are also charged to cost of products sold.

3.	INVENTORIES, NET

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. Inventories consisted of the following:

	December 31,
	2019	2018
Finished goods	$653,323	$82,313
Work in process	413	12,695
Raw materials	1,590,805	63,259
	$2,244,541	$158,267

During the year ended December 31, 2019 the Company wrote off $193,506 of raw material and scrap parts primarily due to startup production, model changes and improvements.

Wrap Technologies, Inc.
Notes to Financial Statements

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,
	2019	2018
Laboratory equipment	$44,454	$13,980
Tooling	59,004	22,683
Computer equipment	83,368	12,608
Furniture, fixtures and improvements	128,782	9,595
	315,608	58,866
Accumulated depreciation	(72,732)	(28,493)
	$242,876	$30,373

Depreciation expense was $44,239 and $20,520 for the years ended December 31, 2019 and 2018, respectively.

5.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	December 31,
	2019	2018

Patents	$176,425	$111,160
Trademarks	57,919	8,910
	234,344	120,070
Accumulated amortization	(4,061)	(1,355)
	$230,283	$118,715

Amortization expense was $2,706 and $1,355 for the years ended December 31, 2019 and 2018, respectively.

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $18,809 due to related party Syzygy Licensing, LLC (“Syzygy”). See Note 11.

Accrued liabilities consist of the following:

	December 31,
	2019	2018
Patent costs	$6,851	$11,600
Accrued compensation	144,193	55,493
Warranty costs	13,923	428
Taxes and other	29,327	932
	$194,294	$68,453

Wrap Technologies, Inc.
Notes to Financial Statements

7.	LEASES

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

Amortization of ROU operating lease assets was $80,069 for the year ended December 31, 2019.

Operating lease expense for capitalized operating leases included in operating activities was $94,599 for the year ended December 31, 2019. Operating lease obligations recorded on the balance sheet at December 31, 2019 are:

Operating lease liability- short term	$128,131
Operating lease liability - long term	150,018
Total Operating Lease Liability	$278,149

Future lease payments included in the measurement of lease liabilities on the balance sheet at December 31, 2019 for future periods are as follows:
Table

2020	$143,574
2021	101,406
2022	57,328
Total future minimum lease payments	302,308
Less imputed interest	(24,159)
Total	$278,149

The weighted average remaining lease term is 2.3 years and the weighted average discount rate is 7.0%.

The Company does not have any finance leases.

8.	DEFERRED AND ACCRUED COMPENSATION

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

Wrap Technologies, Inc.
Notes to Financial Statements

9.
STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 150,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”).

2018 Private Offering
On October 30, 2018 the Company consummated a private offering of 4,561,074 units (“Units”) for $3.00 per Unit. Each Unit consists of one share of common stock and one detachable two-year warrant to purchase one share of common stock at an exercise price of $5.00 per share. The offering resulted in the receipt of gross cash proceeds of $13,683,222 and net cash proceeds of $12,140,786 after deduction of commissions and offering costs. One officer, Elwood G. Norris, purchased 333,334 of the Units for cash of $1,000,000 on the same terms.

In connection with the offering the Company also issued placement agent warrants exercisable for 456,107 shares of common stock for two years at an exercise price of $3.00 per share. The estimated fair value of these warrants was $664,427, as determined using the Black-Scholes methodology (assuming estimated volatility of 49%, risk-free interest rate of 2.84%, and expected dividend yield of 0.0%). This amount was recorded as both an increase to additional paid in capital and as a non-cash issuance cost of the offering.

2019 Follow-On Public Offering

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

Summary of Stock Purchase Warrants

The following table summarizes warrant activity during the years ended December 31, 2018 and 2019:

	Number	Average Purchase Price Per Share
Stock purchase warrants issued October 30, 2018	5,017,181	$4.82
Stock purchase warrants exercised	-
Shares purchasable under outstanding warrants at December 31, 2018	5,017,181	$4.82
Stock purchase warrants issued	2,076,922	$6.62
Stock purchase warrants exercised	(473,483)	$4.46
Shares purchasable under outstanding warrants at December 31, 2019	6,620,620	$5.41

The Company determined that the warrants issued in connection with the 2018 Private Offering and the June 2019 Follow-On Offering should be classified as equity in accordance with ASC 480. However, changes in director and officer ownership or other factors in future periods could require reclassification of outstanding warrants as a liability with changes in value thereafter reflected in the statement of operations.

Wrap Technologies, Inc.
Notes to Financial Statements

9.
STOCKHOLDERS’ EQUITY (Cont’d)

The Company has outstanding Common Stock purchase warrants as of December 31, 2019 as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Purchase Warrants (1)	4,215,240	$5.00	October 30, 2020
Agent Warrants	328,458	$3.00	October 30, 2020
Purchase Warrants	1,923,076	$6.50	June 18, 2021
Agent Warrants	153,846	$8.125	June 18, 2021

(1) 333,334 warrants are held by a family trust of officer Elwood G. Norris.

Subsequent to December 31, 2019 a total of 129,950 warrants were exercised for cash proceeds of $628,650.

10.
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

In October 2018 the Company granted consultant options outside of the Plan exercisable for 100,000 shares of common stock at an exercise price of $3.00 per share with 50% vesting ratably over 18 months and the balance vesting based on performance.

The following table summarizes stock option activity for the years ended December 31, 2018 and 2019:

		Weighted Average
	Options on		Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding January 1, 2018	-	-
Granted	2,067,500	$1.68
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding December 31, 2018	2,067,500	$1.68	4.44
Granted	1,000,000	5.41	5.00
Exercised	(38,750)	1.50	-
Forfeited, cancelled, expired	(100,000)	1.50	-
Outstanding December 31, 2019	2,928,750	$2.96	3.71	$10,031,388
Vested and exercisable at December 31, 2019	1,573,853	$1.64	3.43	$7,479,791

Subsequent to December 31, 2019 a total of 84,375 options were exercised for cash proceeds of $126,562.

Wrap Technologies, Inc.
Notes to Financial Statements

10.
SHARE-BASED COMPENSATION (Cont’d)

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted. The following table summarizes the assumptions used to compute the fair value of options granted to employees and nonemployees:

	Year Ended December 31,
	2019	2018
Expected stock price volatility	49%	47% to 49%
Risk-free interest rate	2.41%	2.67% to 2.99%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%
Expected life of options - years	3.50	2.75-5.00
Weighted-average fair value of options granted	$2.06	$0.72

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

The following table summarizes information about stock options outstanding at December 31, 2019:

		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$1.50	1,708,750	3.4	$1.50	1,448,853	$1.50
$3.00 - $3.61	220,000	4.07	$3.23	125,000	3.83
$5.41	1,000,000	4.22	$5.41	-	-

During 2019 the Company granted a total of 308,087 service-based RSUs to employees and consultants vesting over three years that convert to Common Stock as vesting occurs. A summary is set forth below:

Weighted Average
	Service-Based	Grant Date	Vesting
	RSU's	Fair Value	Period
Unvested at January 1, 2019	-
Granted	308,087	$6.77	3 Years
Vested	-
Forfeited and cancelled	-
Unvested at December 31, 2019	308,087

Wrap Technologies, Inc.
Notes to Financial Statements

10.
SHARE-BASED COMPENSATION (Cont’d)

The Company recorded stock-based compensation in its statements of operations for the relevant periods as follows:

	Year Ended December 31,
	2019	2018
Selling, general and administrative	$1,410,095	$417,151
Research and development	126,001	95,837
Total stock-based expense	$1,536,096	$512,988

As of December 31, 2019, total estimated compensation cost of stock options and RSUs granted but not yet vested was $3.5 million which is expected to be recognized over the weighted average period of 2.14 years.

11.	COMMITMENTS AND CONTINGENCIES

Facility Leases
See Note 7.

Related Party Technology License Agreement
The Company is obligated to pay royalties and pay development and patent costs pursuant to an exclusive Amended and Restated Intellectual Property License Agreement dated as of September 30, 2016 with Syzygy, a company owned and controlled by stockholders/officers Mr. Elwood Norris and Mr. James Barnes. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000,000 in royalties or until September 30, 2026, whichever occurs earlier. The Company recorded $23,297 and $871 for royalties incurred during the years ended December 31, 2019 and 2018, respectively.

Purchase Commitments
At December 31, 2019 the Company was committed for approximately $82,000 for future component deliveries that are generally subject to modification or rescheduling in the normal course of business.

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

Regulatory Agencies
The Company may be subject to oversight from regulatory agencies regarding firearms that arise in the ordinary course of its business.

Wrap Technologies, Inc.
Notes to Financial Statements

12.	INCOME TAXES

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

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for the periods presented because of operating losses since inception. As of December 31, 2019, the Company has federal net operating loss carryforwards of approximately $11,080,000 to reduce future taxable income that will expire beginning in 2038. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. As of December 31, 2019, management has not determined the extent of any such limitations, if any.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the periods ended December 31, 2018 and 2019 applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2019	2018

Current tax benefit	$-	$-
Deferred tax benefit	1,800,000	678,000
Change in valuation allowance	(1,800,000)	(678,000)
Income tax benefit (provision)	$-	$-

A reconciliation of the provision for income taxes at the federal statutory rate of 21% to the Company’s provision for income tax is as follows:

	Year Ended December 31,
	2019	2018

Income taxes benefit computed at federal statutory rate	$1,748,000	$701,000
State income taxes, net of federal effect	114,000	-
Research tax credits	-	15,000
Permanent differences and other	(62,000)	(38,000)
Change in valuation allowance	(1,800,000)	(678,000)
Income tax benefit (provision)	$-	$-

Wrap Technologies, Inc.
Notes to Financial Statements

12.	INCOME TAXES (Cont’d)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	December 31,
	2019	2018

Deferred tax assets:
Net operating losses	$2,430,000	$756,000
Research tax credits	26,000	23,000
Deferred compensation	-	20,000
Stock compensation	239,000	76,000
Accruals and other	9,000	-
	2,704,000	875,000
Deferred tax liabilities:
Depreciation and other	58,000	29,000
	58,000	29,000
Net deferred tax assets	2,646,000	846,000
Less valuation allowance	(2,646,000)	(846,000)
Net deferred taxes after valuation allowance	$-	$-

In accordance with ASU 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, the Company recognizes windfall tax benefits associated with the exercise of stock options as a component of tax expense (rather than equity). Accordingly, our federal and state operating loss carryforwards include windfall tax deductions from stock option exercises of approximately $144,000 during the year ended December 31, 2019.

13.	MAJOR CUSTOMERS AND RELATED INFORMATION

Major Customers
For the year ended December 31, 2019, revenues from one distributor accounted for 22% of revenues with no other single customer accounting for more than 10% of total revenues. This customer accounted for 54% of accounts receivable at December 31, 2019. Sales were nominal for the year ended December 31, 2018 with a limited number of customers.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	Year Ended December 31,
	2019	2018
Americas	$481,622	$18,670
Europe, Middle East and Africa	116,547	-
Asia Pacific	98,621	4,480
	$696,790	$23,150

See Note 1 – Concentrations of Risks for information on reliance on suppliers.

14.	RELATED PARTY TRANSACTIONS

Commencing in October 2017 the Company commenced reimbursing officer Mr. Elwood Norris $1,500 per month on a month to month basis for laboratory costs for an aggregate of $18,000 each year during the years ended December 31, 2018 and 2019.

See Notes 6, 9 and 11 for additional related party transactions and information.