Form 10-Q
period 2020-03-31
WRAP TECHNOLOGIES, INC.
filed 2020-04-29
CIK 1702924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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

As of April 28, 2020 a total of 30,123,599 shares of the Registrant’s common stock, par value $0.0001, (“Common Stock”) were issued and outstanding.

WRAP TECHNOLOGIES, INC.

-i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Wrap Technologies, Inc.
Condensed Balance Sheets

	March 31,
	2020	December 31,
	(unaudited)	2019
ASSETS
Current assets:
Cash and cash equivalents	$15,492,784	$16,983,864
Accounts receivable, net	383,709	195,347
Inventories, net	2,288,133	2,244,541
Prepaid expenses and other current assets	345,246	250,947
Total current assets	18,509,872	19,674,699
Property and equipment, net	239,948	242,876
Operating lease right-of-use asset, net	231,303	260,931
Intangible assets, net	262,176	230,283
Other assets, net	12,681	12,681
Total assets	$19,255,980	$20,421,470

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$449,716	$406,967
Accrued liabilities	215,831	194,294
Customer deposits	222,388	343,724
Deferred revenue	2,484	2,684
Operating lease liability- short term	123,676	128,131
Total current liabilities	1,014,095	1,075,800

Operating Lease Liability - Long Term	123,676	150,018
Total liabilities	1,137,771	1,225,818

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; none issued and outstanding	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 30,073,724 and 29,829,916 shares issued and outstanding each period, respectively	3,007	2,983
Additional paid-in capital	33,191,001	31,922,493
Accumulated deficit	(15,075,799)	(12,729,824)
Total stockholders' equity	18,118,209	19,195,652
Total liabilities and stockholders' equity	$19,255,980	$20,421,470

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Condensed Statements of Operations
(unaudited)
	For the Three Months
	Ended March 31,
	2020	2019
Revenues:
Product sales	$674,613	$113,953
Other revenue	14,824	3,858
Total revenues	689,437	117,811
Cost of revenues	405,812	61,220
Gross profit	283,625	56,591

Operating expenses:
Selling, general and administrative	2,140,250	1,187,876
Research and development	533,478	374,819
Total operating expenses	2,673,728	1,562,695
Loss from operations	(2,390,103)	(1,506,104)

Other income (expense):
Interest income	44,518	25,410
Other	(390)	(87)
	44,128	25,323
Net loss	$(2,345,975)	$(1,480,781)

Net loss per basic and diluted common share	$(0.08)	$(0.05)
Weighted average common shares used to compute net loss per basic and diluted common share	29,976,825	27,364,607

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Statements of Stockholders' Equity
(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2019	29,829,916	$2,983	$31,922,493	$(12,729,824)	$19,195,652

Common shares issued upon exercise of warrants at $3.00 per share	11,783	1	35,348	-	35,349
Common shares issued upon exercise of warrants at $5.00 per share	119,400	12	596,988	-	597,000
Common shares issued upon exercise of stock options	112,625	11	168,926	-	168,937
Stock-based compensation expense	-	-	467,246	-	467,246
Net loss for the period	-	-	-	(2,345,975)	(2,345,975)
Balance at March 31, 2020	30,073,724	$3,007	$33,191,001	$(15,075,799)	$18,118,209

Balance at December 31, 2018	27,364,607	$2,736	$16,791,254	$(4,404,336)	$12,389,654

Stock-based compensation expense	-	-	227,047	-	227,047
Net loss for the period	-	-	-	(1,480,781)	(1,480,781)
Balance at March 31, 2019	27,364,607	$2,736	$17,018,301	$(5,885,117)	$11,135,920

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Statements of Cash Flows
(unaudited)

	For the Three Months
	Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(2,345,975)	$(1,480,781)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	25,098	5,174
Warranty provision	13,882	2,297
Inventory write-off	-	(12,975)
Non-cash lease expense	29,628	5,852
Share-based compensation	467,246	227,047
Provision for doubtful accounts	10,140	-
Changes in assets and liabilities:
Accounts receivable	(198,502)	(58,646)
Inventories	(43,592)	(521,449)
Prepaid expenses and other current assets	(94,299)	(212,119)
Accounts payable	42,749	417,364
Operating lease liability	(30,797)	(5,120)
Customer deposits	(149,141)	-
Accrued liabilities and other	35,460	41,977
Deferred revenue	(200)	2,402
Net cash used in operating activities	(2,238,303)	(1,588,977)

Cash Flows From Investing Activities:
Capital expenditures for property and equipment	(19,569)	(39,198)
Investment in patents and trademarks	(34,494)	(34,437)
Long-term deposits	-	(2,805)
Net cash used in investing activities	(54,063)	(76,440)

Cash Flows From Financing Activities:
Proceeds from exercise of warrants	632,349	-
Proceeds from exercise of stock options	168,937	-
Net cash provided by financing activities	801,286	-

Net decrease in cash and cash equivalents	(1,491,080)	(1,665,417)
Cash and cash equivalents, beginning of period	16,983,864	12,358,896
Cash and cash equivalents, end of period	$15,492,784	$10,693,479

Supplemental Disclosure of Non-Cash Investing
and Financing Activities:
Right-of-use assets and liabilites recorded during period	$-	$87,588

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation and Use of Estimates

The Company’s unaudited interim financial statements and related notes included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed balance sheet at December 31, 2019 was derived from audited financial statements but certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The interim financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2019. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions (e.g., stock-based compensation valuation, allowance for doubtful accounts, valuation of inventory and intangible assets, warranty reserve, accrued costs and recognition and measurement of contingencies) that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Where necessary, the prior year’s information has been reclassified to conform to the current year presentation.

Concentrations of Risk and Uncertainties

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

COVID-19 - In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the World. The Company is monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, in addition to the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance of this report, the impact could not be determined.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

Stock-Based Compensation

The Company follows the fair value recognition provisions issued by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation (“ASC 718”) and has adopted Accounting Standards Update (“ASU”) 2018-07 for stock-based transactions with non-employees. Stock-based compensation expense recognized during the three months ended March 31, 2020 includes stock option and restricted stock unit compensation expense. The grant date fair value of stock options is determined using the Black-Scholes option-pricing model. The grant date is the date at which an employer and employee or non-employee reach a mutual understanding of the key terms and conditions of a stock-based payment award. The Black-Scholes option-pricing model requires inputs including the market price of the Company’s Common Stock on the date of grant, the term that the stock options are expected to be outstanding, the implied stock volatilities of several publicly-traded peers over the expected term of stock options, risk-free interest rate and expected dividend. Each of these inputs is subjective and generally requires significant judgment to determine. The grant date fair value of restricted stock units is based upon the market price of the Company’s Common Stock on the date of the grant. The fair value of stock-based compensation is amortized to compensation expense over the vesting term.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s policy is to evaluate the collectability of accounts receivable based on an assessment of the collectability of specific customer accounts and then record an allowance for doubtful accounts to reduce the receivables to an amount that management reasonably estimates will be collected. There was no allowance for doubtful accounts recorded at December 31, 2019. At March 31, 2020 the Company established an allowance of $10,140 resulting in part from global uncertainty resulting from the COVID-19 virus. Accounts that are deemed uncollectible will be written off against the allowance for doubtful accounts. If a major customer’s creditworthiness deteriorates, or actual defaults exceed our historical experience, such estimates could change and impact our future reported financial results.

Inventories
Inventories are valued at the lower of cost or net realizable value. Prior to October 1, 2019 substantially all of the Company’s inventory was determined by the weighted average cost method which approximated the first in first out (FIFO) cost method. Effective October 1, 2019, with the change to a new computerized inventory system, the Company commenced identifying FIFO layers. The Company believes this transition change to FIFO will improve financial reporting by better reflecting the current value of inventory on the balance sheet, more closely aligning the flow of physical inventory with the accounting for the inventory and providing better matching of revenues and expenses. As the Company has only recently started selling products, and had limited purchase and sales activity, the weighted average method approximated FIFO and this change to FIFO had no material effect on the prior balance sheet, statement of operations or cash flows. Accordingly, no retrospective changes were recorded.

Inventory is comprised of raw materials, assemblies and finished products intended for sale to customers. The Company evaluates the need for reserves for excess and obsolete inventories determined primarily based upon estimates of future demand for the Company’s products. At March 31, 2020 and at December 31, 2019 the Company had no reserve for obsolescence.

Loss per Share

Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options, restricted stock units and warrants exercisable or issuable for a total of 9,684,225 shares of Common Stock were outstanding at March 31, 2020. These securities are not included in the computation of diluted net loss per common share for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

Income Taxes

Until its conversion to a corporation on March 31, 2017, the Company was treated as a partnership for federal and state income tax purposes and did not incur income taxes. Instead, its losses were included in the income tax returns of the member partners. No income tax expense was recorded for period ended March 31, 2020 due to losses incurred.

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

Recent Issued Accounting Guidance

Effective the First Quarter of 2020:
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“Topic 820”): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, to improve the effectiveness of fair value measurement disclosures by removing or modifying certain disclosure requirements and adding other requirements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The adoption of this standard in the first quarter ended March 31, 2020 had no impact on the Company’s financial statements or disclosures.

Other Pronouncements:
In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We do not expect that the adoption of this ASU will have a significant impact on our financial statements.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account in Topic 606. For contracts with a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts with multiple performance obligations, the Company allocates the contract transaction price to each performance obligation using the Company’s estimate of the standalone selling price (“SSP”) of each distinct good or service in a contract. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price considering available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

Performance obligations to deliver products and accessories are generally satisfied at the point in time the Company ships the product, as this is when the customer obtains control of the asset under our standard terms and conditions. The Company has elected to recognize shipping costs as an expense in cost of revenue when control has transferred to the customer. The revenue and cost of training associated with a customer contract are recognized when the training is completed, generally following delivery of related products.

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced, and a receivable is recorded. A contract asset is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. At March 31, 2020 the Company had deferred revenue of $2,484 related to future training and extended warranties.

The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability.

The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the recognition timing of the revenue for any such underlying performance obligations. The Company had no such assets at March 31, 2020 and December 31, 2019. The Company will apply the practical expedient to expense any sales commissions related to performance obligations with an amortization of one year or less when incurred within selling, general and administrative expense.

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

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. Inventories consisted of the following:

	March 31,	December 31,
	2020	2019
Finished goods	$1,044,282	$653,323
Work in process	27,613	413
Raw materials	1,216,238	1,590,805
	$2,288,133	$2,244,541

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31,	December 31,
	2020	2019
Laboratory equipment	$51,126	$44,454
Tooling	61,259	59,004
Computer equipment	94,010	83,368
Furniture, fixtures and improvements	128,782	128,782
	335,177	315,608
Accumulated depreciation	(95,229)	(72,732)
	$239,948	$242,876

Depreciation expense was $22,497 and $4,990 for the three months ended March 31, 2020 and 2019, respectively.

5.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	March 31,	December 31,
	2020	2019

Patents	$199,783	$176,425
Trademarks	69,055	57,919
	268,838	234,344
Accumulated amortization	(6,662)	(4,061)
	$262,176	$230,283

Amortization expense was $2,601 and $184 for the three months ended March 31, 2020 and 2109, respectively.

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $31,649 and $18,809 due to related party Syzygy Licensing, LLC (“Syzygy”) as of March 31, 2020 and December 31, 2019, respectively. See Note 11.

Accrued liabilities consist of the following:

	March 31,	December 31,
	2020	2019
Patent costs	$7,500	$6,851
Accrued compensation	170,026	144,193
Warranty costs	27,805	13,923
Taxes and other	10,500	29,327
	$215,831	$194,294

7.	LEASES

The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019 using the modified retrospective approach. The Company has elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less.

Amortization of ROU operating lease assets was $29,628 and $5,852 for the three months ended March 31, 2020 and 2019, respectively.

Operating lease expense for capitalized operating leases included in operating activities was $30,797 and $5,120 for the three months ended March 31, 2020 and 2019, respectively. Operating lease obligations recorded on the balance sheet at March 31, 2020 are:

Operating lease liability- short term	$123,676
Operating lease liability - long term	123,676
Total Operating Lease Liability	$247,352

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

Future lease payments included in the measurement of lease liabilities on the balance sheet at March 31, 2020 for future periods are as follows:

Remainder of 2020 (nine months)	$115,802
2021	101,406
2022	57,328
Total future minimum lease payments	274,536
Less imputed interest	(27,184)
Total	$247,352

The weighted average remaining lease term is 2.1 years and the weighted average discount rate is 7.0%.

The Company does not have any finance leases.

8.	STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 150,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”).

Summary of Stock Purchase Warrants

The following table summarizes warrant activity during the three months ended March 31, 2020:

	Number	Average Purchase Price Per Share
Shares purchasable under outstanding warrants at December 31, 2019	6,620,620	$5.41
Stock purchase warrants issued	-	-
Stock purchase warrants exercised	(131,183)	$4.82
Shares purchasable under outstanding warrants at March 31, 2020	6,489,437	$5.42

The Company has outstanding Common Stock purchase warrants as of March 31, 2020 as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Purchase Warrants (1)	4,095,840	$5.00	October 30, 2020
Agent Warrants	316,675	$3.00	October 30, 2020
Purchase Warrants	1,923,076	$6.50	June 18, 2021
Agent Warrants	153,846	$8.125	June 18, 2021

(1) Warrants to purchase 333,334 shares of common stock are held by a family trust of Elwood G. Norris, the Company’s Chief Technology Officer.

The Company determined that the outstanding warrants issued in connection with prior stock offerings should be classified as equity in accordance with ASC 480. However, changes in director and officer ownership or other factors in future periods could require reclassification of outstanding warrants as a liability with changes in value thereafter reflected in the statement of operations.

9.	STOCK-BASED COMPENSATION

On March 31, 2017, the Company adopted, and the stockholders approved the 2017 Stock Incentive Plan (the “Plan”) authorizing 2,000,000 shares of Company Common Stock for issuance as stock options and restricted stock units to employees, directors or consultants. In March 2019, the Board of the Company approved and in May 2019, the stockholders ratified, an increase in the Plan authorizing an additional 2,100,000 shares of Common Stock to a total of 4,100,000 shares. In 2018 the Company granted options on 100,000 shares outside of the Plan.

The Company generally recognizes stock-based compensation expense on the grant date and over the period of vesting or period that services will be provided.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

The following table summarizes stock option activity for the three months ended March 31, 2020:

		Weighted Average
	Options on		Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	2,928,750	$2.96	3.71
Granted	-	-	-
Exercised	(112,625)	1.50	-
Forfeited, cancelled, expired	-	-	-
Outstanding March 31, 2020	2,816,125	$3.02	3.47	$4,632,305
Vested and exercisable at March 31, 2020	1,910,499	$2.31	3.32	$4,106,916

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted. No options were granted during the three months ended March 31, 2020 requiring fair value determination.

The Plan provides for the grant of restricted rtock units (RSUs). On January 16, 2020 the Company granted 73,392 of service based RSUs to officer and directors vesting over three years that convert to Common Stock as vesting occurs. The following table summarizes RSU activity under the Plan for the three months ended March 31, 2020:

	Weighted Average
	Service-Based	Grant Date	Vesting
	RSU's	Fair Value	Period
Unvested at January 1, 2019	308,087	$6.77
Granted	73,992	$5.71	3 Years
Vested	-	-
Forfeited and cancelled	(3,416)	$7.24
Unvested at December 31, 2019	378,663	$6.56

The Company recorded stock-based compensation for options and RSUs in its statements of operations for the relevant periods as follows:

	For the Three Months
	Ended March 31,
	2020	2019
Selling, general and administrative	$429,098	$203,200
Research and development	38,148	23,847
Total stock-based expense	$467,246	$227,047

As of March 31, 2020, total estimated compensation cost of stock options and RSUs granted but not yet vested was $3.4 million which is expected to be recognized over the weighted average period of 2.0 years.

10.	COMMITMENTS AND CONTINGENCIES

Facility Leases
See Note 7.

Related Party Technology License Agreement
The Company is obligated to pay royalties and pay development and patent costs pursuant to an exclusive Amended and Restated Intellectual Property License Agreement dated as of September 30, 2016 with Syzygy, a company owned and controlled by stockholders/officers Mr. Elwood Norris and Mr. James Barnes, both of whom are stockholders and officers of the Company. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000,000 in royalties or until September 30, 2026, whichever occurs earlier. The Company recorded $24,986 and $4,488 for royalties incurred during the three months ended March 31, 2020 and 2019, respectively.

Purchase Commitments
At March 31, 2020 the Company was committed for approximately $275,000 for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

11.	RELATED PARTY TRANSACTIONS

Commencing in October 2017 the Company began reimbursing Mr. Elwood Norris, an officer and stockholder of the Company, $1,500 per month on a month to month basis for laboratory facility costs, for an aggregate of $4,500 during the three months ended March 31, 2020 and 2019, respectively.

See Notes 6, 8 and 10 for information on related party transactions.

12.	SUBSEQUENT EVENTS

On April 1, 2020 the Company granted 306,336 of service-based stock options to four executive officers. These stock options are exercisable at $4.26 per share vesting over three years with a ten-year term and subject to continued employment. The Company also granted 35,211 of performance based RSUs to one executive officer with performance based on 2020 objectives as determined by the Board of Directors. The Company also granted 122,222 service based RSUs to 16 employees vesting over three years. The RSUs had a grant date value of $4.26 per share.

In April 2020, the Board of the Company approved, subject to stockholder ratification, an increase in the 2017 Stock Incentive Plan authorizing an additional 1,900,000 shares of Common Stock to a total of 6,000,000 shares.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law providing certain economic aid packages for small business. The Company qualifies as a small business under CARES and has submitted an application for funding under the Paycheck Protection Program. There can be no assurance of any future funding from this program.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and other information presented in our Annual Report on Form 10-K for the year ended December 31, 2019. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “will,” “could,” “would,” or the negative or plural of such words and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including particularly matters set forth under Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

We are a security technology company organized in March 2016 and are focused on delivering modern policing solutions to customers, primarily consisting of law enforcement and security personnel. We began demonstrations of our first product, the BolaWrap 100 remote restraint device, in November 2017. We made various improvements throughout 2018 as a result of feedback from early users of our devices. In late May 2019, we began shipping an updated version of our BolaWrap 100 remote restraint device featuring a green line laser to strategic police departments and international distributors.

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

Business Outlook and Challenges

Our remote restraint solution continues to gain worldwide awareness and recognition through media exposure, trade shows, product demonstrations and word of mouth as a result of positive responses from agencies and early adoption and deployment success. We believe we have a recognized global brand, technology and an initial product foundation with the BolaWrap 100.

We intend to expand our business in 2020 domestically and internationally through both direct and distributor sales. We have distribution agreements with 11 domestic distributors representing 45 states. These nonexclusive and cancelable agreements provide certain territorial rights to distributors but allow us to sell direct to certain agencies. We have distribution agreements with 16 international distributors representing 26 countries. These agreements are generally exclusive, require minimum performance and allow us to sell direct to customers subject to certain compensation. We focus significant sales and business development efforts to support our international distributors. We are pursuing large business opportunities internationally and also pursuing business with large domestic police agencies. It is difficult to anticipate how long it will take to close these opportunities, or if they will ultimately come to fruition.

To support our increased sales and distribution activities we have developed and offer robust training and class materials that certify law enforcement officers and trainers as BolaWrap Instructors in the use and limitations of the BolaWrap 100. At March 31, 2020, in addition to our internal training executives, we have trained 51 contract regional Master Instructors. As of Match 31, 2020, 195 agencies had received BolaWrap 100 training with over 720 training officers at those agencies certified as BolaWrap 100 instructors qualified to train the rest of their departments.

At March 31, 2020, we had $222,388 of customer deposits on orders and had backlog of approximately $1.4 million expected to be delivered in the next twelve months. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instance’s cancellation in the normal course of business.

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

We face significant challenges in operating and growing our business including challenges and uncertainty related to the outbreak of the novel coronavirus (“COVID-19”) which continues to spread throughout the United States and the World. The Company is monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, in addition to the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance, the impact could not be determined.

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

Some of our accounting policies require higher degrees of judgment than others in their application. These include stock-based compensation and contingencies and areas such as revenue recognition, operating lease liabilities, warranty liabilities, impairments and valuation of intangible assets.

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

Stock Based Compensation. We follow the fair value recognition provisions issued by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation (“ASC 718”) and we adopted Accounting Standards Update (“ASU”) 2018-07 for share-based transactions with non-employees. Share-based compensation expense includes stock option and restricted stock unit compensation expense. The grant date fair value of stock options is determined using the Black-Scholes option-pricing model. The grant date is the date at which an employer and employee or non-employee reach a mutual understanding of the key terms and conditions of a stock-based payment award. The Black-Scholes option-pricing model requires inputs including the market price of the Company’s Common Stock on the date of grant, the term that the stock options are expected to be outstanding, the implied stock volatilities of several publicly-traded peers over the expected term of stock options, risk-free interest rate and expected dividend. Each of these inputs is subjective and generally requires significant judgment to determine. The grant date fair value of restricted stock units is based upon the market price of the Company’s Common Stock on the date of the grant. We determine the amount of stock-based compensation expense based on awards that we ultimately expect to vest and account for forfeitures as they occur. The fair value of stock-based compensation is amortized to compensation expense over the vesting term.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the three months ended March 31, 2020.

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

We expect our operating costs will increase as we expand product distribution activities and expand our research and development, production, distribution, training, service and administrative functions in the near term. We may also incur substantial noncash stock-based compensation costs depending on future option and restricted stock unit grants that are impacted by stock prices and other valuation factors. Historical expenditures are not indicative of future expenditures.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table sets forth for the periods indicated certain items of our condensed statement of operations. The financial information and the discussion below should be read in conjunction with the condensed financial statements and notes contained elsewhere in this Quarterly Report on Form 10-Q (the “Report”).

	Ended March 31,		Change
	2020	2019	$	%
Revenues:
Product sales	$674,613	$113,953	$560,660	492%
Other revenue	14,824	3,858	10,966	284%
Total revenues	689,437	117,811	571,626	485%
Cost of revenues	405,812	61,220	344,592	563%
Gross profit	283,625	56,591	227,034	401%

Operating expenses:
Selling, general and administrative	2,140,250	1,187,876	952,374	80%
Research and development	533,478	374,819	158,659	42%
Total operating expenses	2,673,728	1,562,695	1,111,033	71%
Loss from operations	$(2,390,103)	$(1,506,104)	$(883,999)	59%

Revenue

We reported revenue of $689,437 for the three months ended March 31, 2020. This was a significant increase from the first quarter of the prior year when we had only commenced product sales. It is a 175% increase over the immediately preceding quarter ended December 31, 2019 of $250,772. Our recent marketing and selling efforts have focused on working with domestic and international distributors. We are focusing on large orders from international customers. We incurred product promotional costs of $186,906 during the three months ended March 31, 2020 related to the cost of demonstration products and accessories delivered to law enforcement agencies that were expensed as marketing costs. A total of $67,495 of such product marketing costs were incurred during the three months ended March 31, 2019.

We had $594 of deferred revenue at March 31, 2020 related to products sold for which the training revenue component had not been completed and $1,890 related to extended warranties.

We believe we can accelerate sales in the future but the impact of the COVID-19 coronavirus has created much uncertainty in the global marketplace. We are unable to predict the impact on demand for our products. We expect sales may be sporadic as we grow both our domestic and international distributor and customer base. There can be no assurance, especially given the uncertainties of the COVID-19 crisis, that we can increase quarterly revenues during 2020.

At March 31, 2020 we had $222,388 of customer deposits on orders and had backlog of approximately $1.4 million expected to be delivered in the next twelve months. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation in the normal course of business.

Gross Profit

Our cost of revenue for the three months ended March 31, 2020 was $283,625 resulting in a gross margin of 41%. Due to our history of minimal revenue and changes made to our product as we establish volume manufacturing such margin may not be indicative of future margins. In addition, our margins vary based on the sales channels through which our products are sold. We continue to implement product updates and changes, including raw material and component changes that may impact product costs. With such product updates and changes we have limited warranty cost experience and estimated future warranty costs can impact our gross margins. We do not believe that historical gross profit margins should be relied upon as an indicator of future gross profit margins.

In September 2019 we relocated manufacturing operations and commenced production to our new facility in Tempe, Arizona. While this significantly increases our capacity, we expect that larger allocations of overhead and costs may have a negative impact on product margins depending on production volume in future quarters.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended March 31, 2020 increased by $952,374 when compared to the three months ended March 31, 2019. We incurred a $225,898 increase in non-cash stock-based compensation expense allocated to selling, general and administrative expense from $429,098 in the three months ended March 31, 2020 compared to $203,200 in the three months ended March 31, 2019. Other increases included a $259,111 increase in cash compensation costs from an increase in headcount since the prior year and a $115,349 increase in travel costs related to increased sales, demonstrations and training activity. Marketing and promotion costs increased $165,108 due primarily to promotional products. Consulting costs for sales, marketing and trainers increased $61,840 primarily due to increased training and demonstrations to agencies.

We expect to expend comparable resources on the marketing and selling of our products, training distributors and customers and administratively supporting our operations during 2020 but amounts could vary depending on sales levels, the impact of the COVID-19 crisis and other factors outside of our control.

Research and Development Expense

Research and development expense increased $158,659 during the three months ended March 31, 2020, when compared to the comparable period in 2019. We incurred a $14,301 period over period increase in non-cash stock-based compensation expense allocated to research and development expense as a result of new award grants and vesting timing. The increase in costs during the 2020 period, when compared to the comparable period in 2019, included a $121,488 increase in cash compensation costs resulting from an increase in headcount primarily associated with product development. Prototype related costs increased $77,730 in the 2020 period, primarily related to developing activities to improve our BolaWrap 100 product and develop new products. We expect our research and development costs will vary depending on specific research projects and levels of internal and external staffing and prototype costs.

Net Loss

Loss from operations during the three months ended March 31, 2020 increased by $883,999 when compared to the three months ended March 31, 2019, resulting, primarily, from increased operating costs due to increased personnel and marketing and selling and supporting activities.

Liquidity and Capital Resources

Overview

We have experienced net losses and negative cash flows from operations since our inception. As of March 31, 2020, we had cash of $15,492,784 and positive working capital of $17,495,777 and had sustained cumulative losses attributable to stockholders of $15,075,799. We believe that our cash on hand will sustain our operations for at least the next twelve months from the date of this Report.

Our sole source of liquidity to date has been funding from our stockholders and the sale and exercise of equity securities. We expect our primary source of future liquidity will be from the sale of products, exercise of stock options and warrants and if required from future equity or debt financings.

Capital Requirements

We cannot currently estimate our future liquidity requirements or future capital needs, which will depend on, among other things, capital required to introduce our products and the staffing and support requirements, as well as the timing and amount of future revenue and product costs. We anticipate that demands for operating and working capital may grow depending on decisions on staffing, development, production, marketing, training and other functions and based on other factors outside of our control. We believe we have sufficient capital to sustain our operations for the next twelve months, although no assurances can be given. Additionally, no assurances can be provided that any future debt or equity capital will be available to us under favorable terms, if at all. Failure to quickly produce and sell products and timely obtain any required additional capital in the future would result in a material adverse effect on the Company.

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

Cash Flow

Operating Activities.

During the three months ended March 31, 2020, net cash used in operating activities was $2,238,303. The net loss of $2,345,975 was decreased by non-cash expense of $545,994 consisting primarily of stock-based compensation expense of $467,246. Other major component changes using operating cash included a $43,592 increase in inventories, an increase of $198,502 in accounts receivable, a $149,141 decrease in customer deposits and a $94,299 increase in prepaid expenses and other current assets. An increase of $78,209 in accounts payable and accrued liabilities reduced the cash used in operating activities.

During the three months ended March 31, 2019, net cash used in operating activities was $1,588,977 consisting primarily of the net loss of $1,480,781 reduced by non-cash stock-based compensation of $227,047. Inventories increased $521,449 and prepaid expenses increased $212,119 both changes using operating cash while a $459,341 increase in accounts payable and accrued liabilities reduced cash used in operations.

Investing Activities.

We used $19,569 and $39,198 of cash for the purchase of property and equipment during the three months ended March 31, 2020 and 2019, respectively. We invested $34,494 and $34,437 in patents during the three months ended March 31, 2020 and 2019, respectively.

Financing Activities.

We received $801,286 of net proceeds from the exercise of previously issued warrants and stock options during the three months ended March 31, 2020 with none in the comparable period of the prior year.

Contractual Obligations and Commitments

We are obligated to pay to Syzygy Licensing, LLC (“Syzygy”) a 4% royalty fee on future product sales up to an aggregate amount of $1.0 million in royalties or until September 30, 2026, whichever occurs earlier.

We are committed to aggregate lease payments on facility leases of $115,802 for the balance of 2020, $101,406 in 2021 and $57,328 in 2022.

At March 31, 2020 we were committed to approximately $275,000 of purchase commitments for product components and contract services. These purchase commitments are generally subject to modification as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended March 31, 2020, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, as of March 31, 2020 we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our year ended December 31, 2019, as filed with SEC on March 10, 2020. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks including, but not limited to, the risk factor related to business interruptions, including interruptions resulting from the COVID-19 coronavirus. The extent to which the coronavirus impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Any losses or damages we incur could have a material adverse effect on our financial results and our ability to conduct business as expected.

Additionally, the continued spread of COVID-19 and uncertain market conditions may limit our ability to access capital and adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered securities were issued during the three months ended March 31, 2020 that were not previously reported.

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

April 29, 2020	WRAP TECHNOLOGIES, INC. By: /s/ JAMES A. BARNES James A. Barnes Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)