Form 10-Q
period 2020-06-30
WRAP TECHNOLOGIES, INC.
filed 2020-07-31
CIK 1702924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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

As of July 29, 2020 a total of 36,548,050 shares of the Registrant’s common stock, par value $0.0001, (“Common Stock”) were issued and outstanding.

WRAP TECHNOLOGIES, INC.

-i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Wrap Technologies, Inc.
Condensed Balance Sheets

	June 30,
	2020	December 31,
	(unaudited)	2019
ASSETS
Current assets:
Cash and cash equivalents	$35,385,246	$16,983,864
Accounts receivable, net	492,186	195,347
Inventories, net	2,086,505	2,244,541
Prepaid expenses and other current assets	280,270	250,947
Total current assets	38,244,207	19,674,699
Property and equipment, net	264,170	242,876
Operating lease right-of-use asset, net	201,131	260,931
Intangible assets, net	306,990	230,283
Other assets, net	12,681	12,681
Total assets	$39,029,179	$20,421,470

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$783,289	$406,967
Accrued liabilities	345,115	194,294
Customer deposits	183,537	343,724
Deferred revenue	2,484	2,684
Operating lease liability - short term	113,954	128,131
Note payable to bank - short term	159,815	-
Total current liabilities	1,588,194	1,075,800

Long-term liabilities:
Operating Lease Liability - long term	101,826	150,018
Note payable to bank - long term	255,228	-
Total long-term liabilities	357,054	150,018
Total liabilities	1,945,248	1,225,818

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; none issued and outstanding	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 34,361,591 and 29,829,916 shares issued and outstanding each period, respectively	3,436	2,983
Additional paid-in capital	54,972,797	31,922,493
Accumulated deficit	(17,892,302)	(12,729,824)
Total stockholders' equity	37,083,931	19,195,652
Total liabilities and stockholders' equity	$39,029,179	$20,421,470

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Condensed Statements of Operations
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Revenues:
Product sales	$823,164	$48,948	$1,497,777	$162,901
Other revenue	9,428	10,496	24,252	14,354
Total revenues	832,592	59,444	1,522,029	177,255
Cost of revenues	564,970	35,695	970,782	96,915
Gross profit	267,622	23,749	551,247	80,340

Operating expenses:
Selling, general and administrative	2,537,547	1,481,187	4,677,797	2,669,063
Research and development	577,478	516,213	1,110,956	891,032
Total operating expenses	3,115,025	1,997,400	5,788,753	3,560,095
Loss from operations	(2,847,403)	(1,973,651)	(5,237,506)	(3,479,755)

Other income (expense):
Interest income	30,578	61,777	75,096	87,187
Other	322	(2,200)	(68)	(2,287)
	30,900	59,577	75,028	84,900
Net loss	$(2,816,503)	$(1,914,074)	$(5,162,478)	$(3,394,855)

Net loss per basic common share	$(0.09)	$(0.07)	$(0.17)	$(0.12)
Weighted average common shares used to compute net loss per basic common share	31,241,470	27,848,421	30,749,532	27,606,514

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Statements of Stockholders' Equity
(unaudited)

	Three Months Ended June 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2020	30,073,724	$3,007	$33,191,001	$(15,075,799)	$18,118,209
Sale of common stock and warrants at $6.00 per share in public offering, net of issuance costs	2,066,667	207	11,666,999	-	11,667,206
Common shares issued upon exercise of warrants at $3.00 per share, net of issuance costs	138,721	14	404,625	-	404,639
Common shares issued upon exercise of warrants at $5.00 per share, net of issuance costs	1,731,603	173	8,271,275	-	8,271,448
Common shares issued upon exercise of warrants at $6.50 per share	83,693	8	543,997	-	544,005
Common shares issued upon exercise of stock options	180,625	18	345,920	-	345,938
Common shares issued upon vesting of restricted stock units	86,558	9	(9)	-	-
Stock-based compensation expense	-	-	548,989	-	548,989
Net loss for the period	-	-	-	(2,816,503)	(2,816,503)
Balance at June 30, 2020	34,361,591	$3,436	$54,972,797	$(17,892,302)	$37,083,931

	Six Months Ended June 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	29,829,916	$2,983	$31,922,493	$(12,729,824)	$19,195,652
Sale of common stock and warrants at $6.00 per share in public offering, net of issuance costs	2,066,667	207	11,666,999	-	11,667,206
Common shares issued upon exercise of warrants at $3.00 per share, net of issuance costs	150,504	15	439,973	-	439,988
Common shares issued upon exercise of warrants at $5.00 per share, net of issuance costs	1,851,003	185	8,868,263	-	8,868,448
Common shares issued upon exercise of warrants at $6.50 per share	83,693	8	543,997	-	544,005
Common shares issued upon exercise of stock options	293,250	29	514,846	-	514,875
Common shares issued upon vesting of restricted stock units	86,558	9	(9)	-	-
Share-based compensation expense	-	-	1,016,235	-	1,016,235
Net loss for the period	-	-	-	(5,162,478)	(5,162,478)
Balance at June 30, 2020	34,361,591	$3,436	$54,972,797	$(17,892,302)	$37,083,931

	Three Months Ended June 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2019	27,364,607	$2,736	$17,018,301	$(5,885,117)	$11,135,920
Sale of common stock and warrants at $6.50 per share and placement agent warrants in public offering, net of issuance costs	1,923,076	192	11,351,022	-	11,351,214
Common shares issued upon exercise of warrants at $3.00 per share	62,150	6	186,444	-	186,450
Common shares issued upon exercise of warrants at $5.00 per share	274,167	28	1,370,807	-	1,370,835
Common shares issued upon exercise of stock options	16,250	2	24,373	-	24,375
Share-based compensation expense	-	-	373,851	-	373,851
Net loss for the period	-	-	-	(1,914,074)	(1,914,074)
Balance at June 30, 2019	29,640,250	$2,964	$30,324,798	$(7,799,191)	$22,528,571

	Six Months Ended June 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	27,364,607	$2,736	$16,791,254	$(4,404,336)	$12,389,654
Sale of common stock and warrants at $6.50 per share and placement agent warrants in public offering, net of issuance costs	1,923,076	192	11,351,022	-	11,351,214
Common shares issued upon exercise of warrants at $3.00 per share	62,150	6	186,444	-	186,450
Common shares issued upon exercise of warrants at $5.00 per share	274,167	28	1,370,807	-	1,370,835
Common shares issued upon exercise of stock options	16,250	2	24,373	-	24,375
Share-based compensation expense	-	-	600,898	-	600,898
Net loss for the period	-	-	-	(3,394,855)	(3,394,855)
Balance at June 30, 2019	29,640,250	$2,964	$30,324,798	$(7,799,191)	$22,528,571

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Statements of Cash Flows
(unaudited)

	For the Six Months
	Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(5,162,478)	$(3,394,855)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	52,586	12,573
Warranty provision	18,909	3,503
Inventory obsolescence	(48,000)	(65,012)
Non-cash lease expense	59,800	22,211
Share-based compensation	1,016,235	600,898
Provision for doubtful accounts	10,140	-
Changes in assets and liabilities:
Accounts receivable	(306,979)	(26,863)
Inventories	206,036	(1,032,308)
Prepaid expenses and other current assets	(29,323)	(71,182)
Accounts payable	376,322	183,478
Operating lease liability	(62,369)	(20,893)
Customer deposits	(193,019)	-
Accrued liabilities and other	165,425	59,416
Deferred revenue	(200)	3,357
Net cash used in operating activities	(3,896,915)	(3,725,677)

Cash Flows From Investing Activities:
Capital expenditures for property and equipment	(68,584)	(108,616)
Investment in patents and trademarks	(82,003)	(68,501)
Long-term deposits	-	(11,169)
Net cash used in investing activities	(150,587)	(188,286)

Cash Flows From Financing Activities:
Sale of common stock and warrants	12,400,002	12,499,994
Offering costs paid on sale of common stock and warrants	(732,796)	(1,148,780)
Proceeds from exercise of warrants	10,250,532	1,557,285
Offering costs paid on exercise of warrants	(398,091)	-
Proceeds from exercise of stock options	514,875	24,375
Proceeds from bank note	414,362	-
Net cash provided by financing activities	22,448,884	12,932,874

Net decrease in cash and cash equivalents	18,401,382	9,018,911
Cash and cash equivalents, beginning of period	16,983,864	12,358,896
Cash and cash equivalents, end of period	$35,385,246	$21,377,807

Supplemental Disclosure of Non-Cash Investing
and Financing Activities:
Right-of-use assets and liabilites recorded during period	$-	$341,000
Issuance costs relating to warrants issued to public offering selling agent	$-	$205,894

 See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

Impact of COVID-19 - In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the World. The COVID-19 pandemic has impacted and could further impact our operations and the operations of our customers and suppliers as a result of quarantines, facility closures, illnesses, and travel and logistics restrictions. The extent to which the COVID-19 pandemic further impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our customers and suppliers and the remedial actions and stimulus measures adopted by federal, state, and local governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future.

Stock-Based Compensation

The Company follows the fair value recognition provisions issued by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation (“ASC 718”) and has adopted Accounting Standards Update (“ASU”) 2018-07 for stock-based transactions with non-employees. Stock-based compensation expense recognized during the three and six months ended June 30, 2020 includes stock option and restricted stock unit compensation expense. The grant date fair value of stock options is determined using the Black-Scholes option-pricing model. The grant date is the date at which an employer and employee or non-employee reach a mutual understanding of the key terms and conditions of a stock-based payment award. The Black-Scholes option-pricing model requires inputs including the market price of the Company’s Common Stock on the date of grant, the term that the stock options are expected to be outstanding, the implied stock volatilities of several publicly-traded peers over the expected term of stock options, risk-free interest rate and expected dividend. Each of these inputs is subjective and generally requires significant judgment to determine. The grant date fair value of restricted stock units is based upon the market price of the Company’s Common Stock on the date of the grant. The fair value of stock-based compensation is amortized to compensation expense over the vesting term.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s policy is to evaluate the collectability of accounts receivable based on an assessment of the collectability of specific customer accounts and then record an allowance for doubtful accounts to reduce the receivables to an amount that management reasonably estimates will be collected. There was no allowance for doubtful accounts recorded at December 31, 2019. At June 30, 2020 the Company had an allowance of $10,140 resulting in part from global uncertainty resulting from the COVID-19 virus. Accounts that are deemed uncollectible will be written off against the allowance for doubtful accounts. If a major customer’s creditworthiness deteriorates, or actual defaults exceed our historical experience, such estimates could change and impact our future reported financial results.

Inventories

Inventories are valued at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. Inventory is comprised of raw materials, assemblies and finished products intended for sale to customers. The Company evaluates the need for reserves for excess and obsolete inventories determined primarily based upon estimates of future demand for the Company’s products. At June 30, 2020 and the Company had a reserve for obsolescence of $48,000 related to parts expected to be displaced by product improvement initiatives.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

Loss per Share

Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options, restricted stock units and warrants exercisable or issuable for a total of 10,018,461 shares of Common Stock were outstanding at June 30, 2020. These securities are not included in the computation of diluted net loss per common share for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

Income Taxes

Until its conversion to a corporation on March 31, 2017, the Company was treated as a partnership for federal and state income tax purposes and did not incur income taxes. Instead, its losses were included in the income tax returns of the member partners. No income tax expense was recorded for period ended June 30, 2020 due to losses incurred.

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

Performance obligations to deliver products and accessories are generally satisfied at the point in time the Company ships the product, as this is when the customer obtains control of the asset under our standard terms and conditions. Periodically, certain customers request bill and hold transactions for future delivery as scheduled and designated by them. In such cases, revenue is not recognized until after control, title and risk of ownership has transferred which is generally when the customer has requested such transaction under normal billing and payment terms and has been notified that the product (i) has been completed according to customer specifications, (ii) has passed our quality control inspections, and (iii) has been tagged and packed for shipment, separated from our inventory and ready for physical transfer to the customer. The value associated with custodial storage services is deemed immaterial in the context of such contracts and in total, and accordingly, none of the transaction price is allocated to such service.

The Company has elected to recognize shipping costs as an expense in cost of revenue when control has transferred to the customer. The revenue and cost of training associated with a customer contract are recognized when the training is completed, generally following delivery of related products.

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced, and a receivable is recorded. A contract asset is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. At June 30, 2020 the Company had deferred revenue of $2,484 related to future training and extended warranties.

The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability.

The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the recognition timing of the revenue for any such underlying performance obligations. The Company had no such assets at June 30, 2020 and December 31, 2019. The Company will apply the practical expedient to expense any sales commissions related to performance obligations with an amortization of one year or less when incurred within selling, general and administrative expense.

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

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. Inventories consisted of the following:

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

	June 30,	December 31,
	2020	2019
Finished goods	$719,104	$653,323
Work in process	22,149	413
Raw materials	1,393,252	1,590,805
	2,134,505	2,244,541
Less allowance for obsolescence	(48,000)	-
Inventories - net	$2,086,505	$2,244,541

At June 30, 2020 the Company established a reserve for obsolescence of $48,000 related to parts expected to be displaced by product improvement initiatives.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:
	June 30,	December 31,
	2020	2019
Laboratory equipment	$55,645	$44,454
Tooling	77,459	59,004
Computer equipment	106,765	83,368
Furniture, fixtures and improvements	144,323	128,782
	384,192	315,608
Accumulated depreciation	(120,022)	(72,732)
	$264,170	$242,876

Depreciation expense was $24,793 and $47,290 for the three and six months ended June 30, 2020 and was $7,621 and $12,186 for the three and six months ended June 30, 2019, respectively.

5.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:
	June 30,	December 31,
	2020	2019

Patents	$242,202	$176,425
Trademarks	74,145	57,919
	316,347	234,344
Accumulated amortization	(9,357)	(4,061)
	$306,990	$230,283

Amortization expense was $2,695 and $5,296 for the three and six months ended June 30, 2020 and was $203 and $387 for the three and six months ended June 30, 2019, respectively.

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $28,481 and $18,809 due to related party Syzygy Licensing, LLC (“Syzygy”) as of June 30, 2020 and December 31, 2019, respectively. Accounts payable at June 30, 2020 also included $185,000 due to related party V3 Capital Partners, LLC. See Notes 11 and 12 for additional related party information.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

Accrued liabilities consist of the following:

	June 30,	December 31,
	2020	2019
Patent and legal costs	$25,000	$9,851
Accrued compensation	264,311	144,193
Warranty costs	32,832	13,923
Consulting costs	5,000	7,500
Taxes and other	17,972	18,827
	$345,115	$194,294

7.	LEASES

The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019 using the modified retrospective approach. The Company has elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less.

Amortization of ROU operating lease assets was $30,172 and $59,800 for the three and six months ended June 30, 2020 and was $16,432 and $22,211 for the three and six months ended June 30, 2019, respectively.

Operating lease expense for capitalized operating leases included in operating activities was $34,322 and $68,644 for the three and six months ended June 30, 2020 and was $19,305 and $25,956 for the three and six months ended June 30, 2019, respectively. Operating lease obligations recorded on the balance sheet at June 30, 2020 are:

Operating lease liability- short term	$113,954
Operating lease liability - long term	101,826
Total Operating Lease Liability	$215,780

Future lease payments included in the measurement of lease liabilities on the balance sheet at June 30, 2020 for future periods are as follows:

Remainder of 2020 (six months)	$72,362
2021	101,406
2022	57,328
Total future minimum lease payments	231,096
Less imputed interest	(15,316)
Total	$215,780

The weighted average remaining lease term is 1.9 years and the weighted average discount rate is 7.0%.

The Company does not have any finance leases.

8.	NOTE PAYABLE TO BANK

On May 1, 2020, the Company received loan proceeds of $414,362 from Bank of America, N.A., pursuant to the Paycheck Protection Program (the “PPP Loan”) under Division A, Title 1 of the CARES Act, which was enacted March 27, 2020.

The PPP Loan, which was in the form of a Promissory Note dated May 1, 2020 has a two-year term and bears interest at a rate of 1% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. Beginning seven months from the date of the PPP Note, the Company is required to make monthly payments of principal and interest of approximately $23,320. The Company recorded accrued interest of $681 at June 30, 2020. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type.

Under the terms of the CARES Act, PPP Loan participants can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Under the terms of the PPP, PPP loans and accrued interest are forgivable between eight weeks and twenty-four weeks, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The Company intends to use the loan proceeds for purposes consistent with the PPP, and anticipates that all or a majority of the loan amount may be forgiven, but there is no assurance provided that the Company will obtain forgiveness of the PPP Loan in whole or part.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

9.	STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 150,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”).

2020 Follow-On Public Offering

On June 2, 2020, the Company consummated a follow-on public offering, pursuant to which a total of 2,066,667 Units were offered and sold at the public offering price of $6.00 per Unit. Each Unit sold consisted of one share of Common Stock and one detachable two-year warrant to purchase one share of Common Stock at an exercise price of $6.00 per share. The offering resulted in the Company’s receipt of gross cash proceeds of $12.4 million and net cash proceeds of $11.67 million after deduction of commissions and offering costs.

Summary of Stock Purchase Warrants

The following table summarizes warrant activity during the six months ended June 30, 2020:

	Number	Average Purchase Price Per Share
Shares purchasable under outstanding warrants at December 31, 2019	6,620,620	$5.41
Stock purchase warrants issued	2,066,667	$6.00
Stock purchase warrants exercised	(2,085,200)	$4.92
Shares purchasable under outstanding warrants at June 30, 2020	6,602,087	$5.75

During the six months ended June 30, 2020 the Company received gross proceeds of $10,250,532 from the exercise of warrants and paid $398,091 as an agent fee to facilitate exercise of certain warrants resulting in net proceeds of $9,852,441. The Company is obligated to pay an agent fee of 5% on certain warrant exercises facilitated by the agent through September 15, 2020.

The Company has outstanding Common Stock purchase warrants as of June 30, 2020 as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share
Purchase Warrants (1)	2,364,237	$5.00
Agent Warrants	177,954	$3.00
Purchase Warrants	1,839,383	$6.50
Agent Warrants	153,846	$8.125
Purchase Warrants	2,066,667	$6.00
	6,602,087

(1) Warrants to purchase 233,334 shares of common stock are held by a family trust of Elwood G. Norris, the Company’s Chief Technology Officer. Mr. Norris exercised the 233,334 warrants in July 2020 for cash of $1,166,670.

Subsequent to June 30, 2020 a total of 2,170,709 warrants, including those of Mr. Norris, were exercised for gross proceeds of $11,486,070.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

10.	STOCK-BASED COMPENSATION

On March 31, 2017, the Company adopted, and the stockholders approved the 2017 Stock Incentive Plan (the “Plan”) authorizing 2,000,000 shares of Company Common Stock for issuance as stock options and restricted stock units to employees, directors or consultants. In May 2019, the stockholders ratified an increase in the Plan authorizing an additional 2,100,000 shares of Common Stock and in June 2020 ratified a further authorization of 1,900,000 shares of Common Stock for a total of 6,000,000 shares subject to the Plan.

The Company generally recognizes stock-based compensation expense on the grant date and over the period of vesting or period that services will be provided.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2020:
		Weighted Average
	Options on		Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding December 31, 2019	2,928,750	$2.96	3.71
Granted	381,336	$4.37	-
Exercised	(293,250)	$1.76	-
Forfeited, cancelled, expired	(50,000)	$3.00	-
Outstanding June 30, 2020	2,966,836	$3.26	4.08	$21,409,000
Vested and exercisable at June 30, 2020	1,984,667	$2.42	3.09	$15,999,867

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted.

	For the Six Months
	Ended June 30,
	2020	2019
Expected stock price volatility	45%	49%
Risk-free interest rate	0.42%	2.41%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%
Expected life of options - years	6.03	3.50
Weighted-average fair value of options granted	$1.86	$2.06

Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of awards. The Company’s estimated volatility was based on an average of the historical volatility of peer entities whose stock prices were publicly available. The Company’s calculation of estimated volatility is based on historical stock prices of these peer entities over a period equal to the expected life of the awards. The Company uses the historical volatility of peer entities due to the lack of sufficient historical data of its stock price.

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

Restricted Stock Units

The Plan provides for the grant of restricted stock units (RSUs). On January 16, 2020 the Company granted 73,392 of service based RSUs to officers and directors vesting over three years that convert to Common Stock as vesting occurs. On April 1, 2020 the Company granted 122,222 of service based RSUs to employees vesting over three years that convert to Common Stock as vesting occurs. Also, on April 1, 2020 the Company granted an officer 35,211 of performance based RSUs.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

The following table summarizes RSU activity under the Plan for the six months ended June 30, 2020:

		Weighted Average
	Service-Based	Grant Date	Vesting
	RSU's	Fair Value	Period
Unvested at January 1, 2020	308,087	$6.77
Granted - service based	196,214	$4.72	3 Years
Granted - performance based	35,211	$4.72
Vested	(86,558)	$7.24
Forfeited and cancelled	(3,416)	$7.24
Unvested at June 30, 2020	449,538	$5.62

The Company recorded stock-based compensation for options and RSUs in its statements of operations for the relevant periods as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Selling, general and administrative	$496,036	$345,217	$925,134	$548,417
Research and development	52,953	28,634	91,101	52,481
Total stock-based expense	$548,989	$373,851	$1,016,235	$600,898

As of June 30, 2020, total estimated compensation cost of stock options and RSUs granted but not yet vested was $4.0 million which is expected to be recognized over the weighted average period of 2.1 years.

11.	COMMITMENTS AND CONTINGENCIES

Facility Leases
See Note 7.

Related Party Technology License Agreement
The Company is obligated to pay royalties and pay development and patent costs pursuant to an exclusive Amended and Restated Intellectual Property License Agreement dated as of September 30, 2016 with Syzygy, a company owned and controlled by stockholders/officers Mr. Elwood Norris and Mr. James Barnes, both of whom are stockholders and officers of the Company. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000,000 in royalties or until September 30, 2026, whichever occurs earlier. The Company recorded $28,481 and $53,467 for royalties incurred during the three and six months ended June 30, 2020 and $2,231 and $6,719 incurred for the three and six months ended June 30, 2019, respectively

Purchase Commitments
At June 30, 2020 the Company was committed for approximately $1.7 million for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

12.	RELATED PARTY TRANSACTIONS

Commencing in October 2017 the Company began reimbursing Mr. Elwood Norris, an officer and stockholder of the Company, $1,500 per month on a month to month basis for laboratory facility costs, for an aggregate of $9,000 during the six months ended June 30, 2020 and 2019, respectively.

Commencing in April 2020 the Company engaged V3 Capital Partners, LLC (“V3”), a company owned and controlled by Scot Cohen, the Company’s Executive Chairman, to provide certain investor, shareholder and marketing services, in consideration for the payment to V3 of $10,000 per month on a month to month basis. In addition, the Company agreed to pay V3 a bonus of $175,000 for assistance in a qualified financing that was consummated in June 2020. This bonus was paid in July 2020.

See Notes 6, 9 and 11 for additional information on related party transactions and obligations.

13.	SUBSEQUENT EVENTS

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

Business Outlook and Challenges

Our remote restraint solution continues to gain worldwide awareness and recognition through media exposure, trade shows, product demonstrations and word of mouth as a result of positive responses from agencies and early adoption and deployment success. We believe the BolaWrap 100 is gaining traction as a recognized global brand, with innovative technology and an initial product foundation achieved through extensive marketing and public relations.

We are expanding our business in 2020 domestically and internationally through both direct and distributor sales. We have distribution agreements with 11 domestic distributors representing 46 states. These nonexclusive and cancelable agreements provide certain territorial rights to distributors but allow us to sell direct to certain agencies. We have distribution agreements with 19 international distributors representing 29 countries. These agreements are generally exclusive, require minimum performance and allow us to sell direct to customers subject to certain compensation. We focus significant sales and business development efforts to support our international distributors. We are pursuing large business opportunities internationally and also pursuing business with large domestic police agencies. It is difficult to anticipate how long it will take to close these opportunities, or if they will ultimately come to fruition.

To support our increased sales and distribution activities we have developed and offer robust training and class materials that certify law enforcement officers and trainers as BolaWrap Instructors in the use and limitations of the BolaWrap 100. At June 30, 2020, in addition to our internal training executives, we have trained 50 contract regional Master Instructors. As of June 30, 2020, 206 agencies had received BolaWrap 100 training with over 750 training officers at those agencies certified as BolaWrap 100 instructors qualified to train the rest of their departments.

As we announced earlier this year, we have designed, tested and obtained independent certification for our Wrap Armor labeled 20” x 30” rifle rated police shield. Early in the second quarter we delivered our first order of Wrap Armor shields. We believe our strong and light National Institute of Justice 0108.01 Type III (High Powered Rifle) compliant tactical shields offer police agencies an affordable defense against increasingly sophisticated threats. We are currently evaluating and testing additional models and sizes, securing sources of supply and determining the sales and marketing resources required to grow this product line.

At June 30, 2020, we had $183,537 of customer deposits on orders and had backlog of approximately $1.5 million expected to be delivered in the next twelve months. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instance’s cancellation in the normal course of business.

Since inception in March 2016, we have generated significant losses from operations and anticipate that we will continue to generate significant losses from operations for the foreseeable future. We believe that we have adequate financial resources to sustain our operations for the next year.

We expect that we will need to continue to innovate new applications for our security technology, develop new products and technologies to meet diverse customer requirements and identify and develop new markets for our products.

COVID-19 Impact

We face significant challenges in operating and growing our business related to the outbreak of the novel coronavirus (“COVID-19”) which continues to spread throughout the United States and the World. The outbreak of COVID-19 has resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world. We are monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, in addition to the impact on our employees. We continued to operate with some modifications, and we took actions intended to protect our employees and our customers that adversely affected our results by increasing costs during a period of stalled sales and production activity.

During the second quarter our customers experienced staffing issues limiting our ability to demonstrate and train. We believe we made an important transition during the second quarter including remote sales and training through webinars and expect this to be a continuing aspect of our business. We curtailed most sales and training travel and reduced our production personnel until late in the second quarter when some customer locations domestically and internationally eased restrictions and we began to again close business prospects.

The magnitude and the duration of the pandemic and the extent and duration of the pandemic’s adverse effect on economic and social activity, consumer confidence, customer spending and preferences, labor and healthcare costs, and unemployment rates is uncertain as of the date of this report. Our ability to sell, train and service our products and conduct our business may be adversely impacted as a result of continuing or future pandemic related travel restrictions, mandatory business closures, and stay-at home or similar orders; temporary reductions in our workforce, closures of our offices and facilities and the ability of our customers and suppliers to continue their operations as a result of the pandemic. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance of this report, the impact cannot be determined.

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

Revenue Recognition. We sell our products to customers including law enforcement agencies, domestic distributors and international distributors and revenue from such transactions is recognized in the periods that products are shipped (free on board (“FOB”) shipping point) or received by customers (FOB destination), when the fee is fixed or determinable and when collection of resulting receivables is reasonably assured. We identify customer performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue as we satisfy the performance obligations. Our primary performance obligations are products/accessories and sometimes training. Our customers do not have the right to return product unless the product is found to be defective.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the six months ended June 30, 2020.

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

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table sets forth for the periods indicated certain items of our condensed statement of operations. The financial information and the discussion below should be read in conjunction with the condensed financial statements and notes contained elsewhere in this Quarterly Report on Form 10-Q (the “Report”).

	Three Months
	Ended June 30,		Change
	2020	2019	$	%
Revenues:
Product sales	$823,164	$48,948	$774,216	1582%
Other revenue	9,428	10,496	(1,068)	-10%
Total revenues	832,592	59,444	773,148	1301%
Cost of revenues	564,970	35,695	529,275	1483%
Gross profit	267,622	23,749	243,873	1027%

Operating expenses:
Selling, general and administrative	2,537,547	1,481,187	1,056,360	71%
Research and development	577,478	516,213	61,265	12%
Total operating expenses	3,115,025	1,997,400	1,117,625	56%
Loss from operations	$(2,847,403)	$(1,973,651)	$(873,752)	44%

Revenue

We reported revenue of $832,592 for the three months ended June 30, 2020 from the sale of BolaWrap products and accessories and Wrap Armor tactical shields. This was a significant increase from the second quarter of the prior year when we had only recently commenced product sales and reported sales of $59,444. It is also a 21% increase over the immediately preceding quarter ended March 31, 2020 of $689,437. We believe our sales during the second quarter were negatively impacted by the COVID-19 pandemic as we were severely limited in our ability to make product demonstrations and conduct training both domestically and internationally. As some areas of the country eased restrictions late in the second quarter we were able to commence limited in-person demonstrations and training to supplement our webinar capabilities. We incurred product promotional costs of $125,278 during the three months ended June 30, 2020 related to the cost of demonstration products and accessories delivered to law enforcement agencies that were expensed as marketing costs. A total of $67,565 of such product marketing costs were incurred during the three months ended June 30, 2019.

We had $594 of deferred revenue at June 30, 2020 related to products sold for which the related training revenue component had not been completed and $1,890 related to extended warranties.

We believe we can accelerate sales in the future but the impact of the COVID-19 coronavirus has created much uncertainty in the global marketplace. We believe the pandemic had a negative impact on our sales in the second quarter. We are unable to predict the impact on demand for our products in future quarters. We expect sales may be sporadic as we grow both our domestic and international distributor and customer base and due to COVID-19 restrictions. There can be no assurance, especially given the uncertainties of the COVID-19 crisis, that we can increase quarterly revenues during the balance of 2020.

At June 30, 2020, we had $183,537 of customer deposits on orders and had backlog of approximately $1.5 million expected to be delivered in the next twelve months. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instance’s cancellation in the normal course of business.

Gross Profit

Our cost of revenue for the three months ended June 30, 2020 was $564,970 resulting in a gross margin of 32%. The gross margin for the three months ended June 30, 2019 was 40% on a small revenue base. We curtailed production for ten weeks during the second quarter due the Covid-19 restrictions in Arizona and this down time negatively impacted our gross margin.

Due to our history of minimal revenue and startup costs incurred to establish volume manufacturing historical margins may not be indicative of future margins. In addition, our margins vary based on the sales channels through which our products are sold and product mix. Due to timing of international orders our mix of cartridges was higher in the second quarter than the first quarter and as compared to prior comparable quarters. Currently, our cartridges have lower margins than BolaWrap devices, but we are pursuing initiatives to improve gross margins attributable to our cartridges. We continue to implement product updates and changes, including raw material and component changes that may impact product costs. With such product updates and changes we have limited warranty cost experience and estimated future warranty costs can impact our gross margins.

In September 2019 we relocated manufacturing operations and commenced production at our new facility in Tempe, Arizona. While this significantly increases our capacity, we expect that larger allocations of overhead and costs may have a negative impact on product margins until revenues grow.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2020 increased by $1,056,360 when compared to the three months ended June 30, 2019. We increased our staffing and promotion activities in 2020 to address growing market opportunities. We incurred a $150,819 increase in non-cash stock-based compensation expense allocated to selling, general and administrative expense that totaled $496,036 in the three months ended June 30, 2020 compared to $345,217 in the three months ended June 30, 2019. Other increases included a $569,112 increase in cash compensation and recruiting costs from an increase in headcount since the prior year and a $101,447 increase in public company related costs. Marketing and promotion costs increased $215,423 due primarily to promotional products and online advertising. Due to the Covid-19 pandemic we suspended most travel in the second quarter. Our travel costs related to sales, demonstrations and training decreased by $79,794 due to COVID-19 restrictions.

Due in part to the receipt of $414,362 in proceeds from the PPP Loan we maintained staffing in April, May and June positioning us to respond to limited re-openings late in the second quarter and develop and employ new tools such as webinars to communicate with prospective and existing customers. We believe these staffing decisions positioned us to respond to increased opportunities resulting from recent highly publicized policing issues and an increased focus on less lethal engagement.

We expect to expend increased resources on the marketing and selling of our products, training distributors and customers and administratively supporting our operations during the balance of 2020 to respond to increased opportunities but amounts could vary depending on sales levels, the impact of the COVID-19 pandemic and other factors outside of our control.

Research and Development Expense

Research and development expense increased $61,265 during the three months ended June 30, 2020, when compared to the comparable period in 2019. We incurred a $24,319 period over period increase in non-cash stock-based compensation expense allocated to research and development expense as a result of new award grants and vesting timing. The increase in costs during the 2020 period, when compared to the comparable period in 2019, included a $93,487 increase in cash compensation costs resulting from an increase in headcount primarily associated with product development. Prototype related costs decreased $42,614 in the 2020 period, primarily related to the timing of projects. We expect our research and development costs to increase during the balance of 2020 was we are adding staff and expanding our research initiatives in response to market opportunities.

Net Loss

Loss from operations during the three months ended June 30, 2020 increased by $873,752 when compared to the three months ended June 30, 2019, resulting, primarily, from increased operating costs due to increased personnel and marketing and selling and supporting activities.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table sets forth for the periods indicated certain items of our condensed statement of operations. The financial information and the discussion below should be read in conjunction with the condensed financial statements and notes contained elsewhere in this Report.
	Six Months
	Ended June 30,		Change
	2020	2019	$	%
Revenues:
Product sales	$1,497,777	$162,901	$1,334,876	819%
Other revenue	24,252	14,354	9,898	69%
Total revenues	1,522,029	177,255	1,344,774	759%
Cost of revenues	970,782	96,915	873,867	902%
Gross profit	551,247	80,340	470,907	586%

Operating expenses:
Selling, general and administrative	4,677,797	2,669,063	2,008,734	75%
Research and development	1,110,956	891,032	219,924	25%
Total operating expenses	5,788,753	3,560,095	2,228,658	63%
Loss from operations	$(5,237,506)	$(3,479,755)	$(1,757,751)	51%

Revenue

We reported revenue of $1,497,777 for the six months ended June 30, 2020 from the sale of BolaWrap products and accessories and Wrap Armor tactical shields. This was a significant increase from the first six month of the prior year when we had only recently commenced product sales and reported sales of $162,901. As disclosed above we believe our sales during the second quarter were negatively impacted by the COVID-19 pandemic as we were severely limited in our ability to make product demonstrations and conduct training both domestically and internationally. As some areas of the country eased restrictions late in the second quarter we were able to commence limited in-person demonstrations and training to supplement our webinar capabilities. We incurred product promotional costs of $310,973 during the six months ended June 30, 2020 related to the cost of demonstration products and accessories delivered to law enforcement agencies that were expensed as marketing costs. A total of $135,060 of such product marketing costs were incurred during the six months ended June 30, 2019.

We had $594 of deferred revenue at June 30, 2020 related to products sold for which the related training revenue component had not been completed and $1,890 related to extended warranties.

At June 30, 2020, we had $183,537 of customer deposits on orders and had backlog of approximately $1.5 million expected to be delivered in the next twelve months. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instance’s cancellation in the normal course of business.

Gross Profit

Our cost of revenue for the six months ended June 30, 2020 was $970,782 resulting in a gross margin of 36%. The gross margin for the six months ended June 30, 2019 was 45% on a small revenue base. We curtailed production for ten weeks during the second quarter due the COVID-19 restrictions in Arizona and this down time negatively impacted our gross margin.

Due to our history of minimal revenue and startup costs incurred to establish volume manufacturing historical margins may not be indicative of future margins. In addition, our margins vary based on the sales channels through which our products are sold and product mix. Due to timing of international orders our mix of cartridges was higher in the first six months of 2020 than 2019. Currently, our cartridges have lower margins than BolaWrap devices, however, we are pursuing initiatives to improve gross margins attributable to our cartridges. We continue to implement product updates and changes, including raw material and component changes that may impact product costs. With such product updates and changes we have limited warranty cost experience and estimated future warranty costs can impact our gross margins.

Selling, General and Administrative Expense

Selling, general and administrative expense for the six months ended June 30, 2020 increased by $2,008,734 when compared to the six months ended June 30, 2019. We increased our staffing and promotion activities in 2020 to address growing market opportunities. We incurred a $376,717 increase in non-cash stock-based compensation expense allocated to selling, general and administrative expense that totaled $925,134 in the six months ended June 30, 2020 compared to $548,417 in the six months ended June 30, 2019. Other increases included a $828,223 increase in cash compensation and recruiting costs from an increase in headcount since the prior year and a $124,300 increase in public company related costs. Marketing and promotion costs increased $380,531 due primarily to promotional products and online advertising. Due to the COVID-19 pandemic we suspended most travel in the second quarter. Our travel costs related to sales, demonstrations and training increased by $35,555 from the prior year substantially resulting from increased travel during the first quarter.

Due in part to the receipt of $414,362 in proceeds from the PPP Loan, we maintained staffing in April, May and June positioning us to respond to limited re-openings late in the second quarter and develop and employ new tools such as webinars to communicate with prospective and existing customers. We believe these staffing decisions positioned us to respond to increased opportunities resulting from recent highly publicized policing issues and an increased focus on less lethal engagement.

We expect to expend increased resources on the marketing and selling of our products, training distributors and customers and administratively supporting our operations during the balance of 2020 to respond to increased opportunities but amounts could vary depending on sales levels, the impact of the COVID-19 crisis and other factors outside of our control.

Research and Development Expense

Research and development expense increased $219,924 during the six months ended June 30, 2020, when compared to the comparable period in 2019. We incurred a $38,620 period over period increase in non-cash stock-based compensation expense allocated to research and development expense as a result of new award grants and vesting timing. The increase in costs during the 2020 period, when compared to the comparable period in 2019, included a $214,976 increase in cash compensation costs resulting from an increase in headcount primarily associated with product development. Prototype related costs increased $35,116 in the 2020 period, primarily related to the timing of projects. We expect our research and development costs to increase during the balance of 2020 was we are adding staff and expanding our research initiatives in response to market opportunities.

Net Loss

Loss from operations during the six months ended June 30, 2020 increased by $1,757,751 when compared to the six months ended June 30, 2019, resulting, primarily, from increased operating costs due to increased personnel and marketing and selling and supporting activities.

Liquidity and Capital Resources

Overview

We have experienced net losses and negative cash flows from operations since our inception. As of June 30, 2020, we had cash of $35,385,246 and positive working capital of $36,656,013 and had sustained cumulative losses attributable to stockholders of $17,892,302. We believe that our cash on hand will sustain our operations for at least the next twelve months from the date of this Report.

During the six months ended June 30, 2020 we received $11,667,206 of net proceeds resulting from the consummation of a registered offering of our common stock in June 2020, and obtained $10,367,316 of net proceeds from the exercise of previously issued warrants and stock options. We also obtained $414,362 in proceeds from a PPP Loan during the period.

In July 2020 through the date of this report we obtained $10,996,975 of net cash proceeds from the exercise of outstanding warrants and stock options to supplement our liquidity.

Our primary source of liquidity to date has been funding from our stockholders from the sale of equity securities and the exercise of derivative securities, consisting of options and warrants. We expect our primary source of future liquidity will be from the sale of products, exercise of stock options and warrants and if required from future equity or debt financings.

Capital Requirements

We cannot currently estimate our future liquidity requirements or future capital needs, which will depend on, among other things, capital required to introduce our products and the staffing and support requirements, as well as the timing and amount of future revenue and product costs. We anticipate that demands for operating and working capital may grow depending on decisions on staffing, development, production, marketing, training and other functions and based on other factors outside of our control. We believe we have sufficient capital to sustain our operations for the next twelve months.

Our future capital requirements, cash flows and results of operations could be affected by, and will depend on, many factors, some of which are currently unknown to us, including, among other things:

●
the impact and effects of the global outbreak of the COVID-19 pandemic, and other potential pandemics or contagious diseases or fear of such outbreaks;
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

Cash Flow

Operating Activities.

During the six months ended June 30, 2020, net cash used in operating activities was $3,896,915. The net loss of $5,162,478 was decreased by non-cash expense of $1,109,670 consisting primarily of stock-based compensation expense of $1,016,235. Other major component changes using operating cash included an increase of $306,979 in accounts receivable, a $193,019 decrease in customer deposits and a $29,323 increase in prepaid expenses and other current assets. A decrease of $206,036 in inventories and an increase of $541,747 in accounts payable and accrued liabilities reduced the cash used in operating activities.

During the six months ended June 30, 2019, net cash used in operating activities was $3,725,677 consisting primarily of the net loss of $3,394,855 reduced by non-cash stock-based compensation of $600,898. Inventories increased $1,032,308 and prepaid expenses increased $71,182 both changes using operating cash while a $242,894 increase in accounts payable and accrued liabilities reduced cash used in operations.

Investing Activities.

We used $68,584 and $108,616 of cash for the purchase of property and equipment during the six months ended June 30, 2020 and 2019, respectively. We invested $82,003 and $68,501 in patents during the six months ended June 30, 2020 and 2019, respectively.

Financing Activities.

During the six months ended June 30, 2020 we received $11,667,206 of net proceeds resulting from the consummation of a registered offering of our common stock in June 2020, and obtained $10,367,316 of net proceeds from the exercise of previously issued warrants and stock options. We also obtained $414,362 in proceeds from a PPP Loan during the period.

During the six months ended June 30, 2019 we received $11,351,214 of net proceeds resulting from the consummation of a registered offering of our common stock in June 2019, and obtained $1,581,660 from the exercise of previously issued warrants and stock options.

In July 2020 through the date of this report our financing activities included $10,996,975 of net cash proceeds from the exercise of outstanding warrants and stock options.

Contractual Obligations and Commitments

We are obligated to pay to Syzygy Licensing, LLC (“Syzygy”) a 4% royalty fee on future product sales up to an aggregate amount of $1.0 million in royalties or until September 30, 2026, whichever occurs earlier.

We are committed to aggregate lease payments on facility leases of $72,362 for the balance of 2020, $101,406 in 2021 and $57,328 in 2022.

At June 30, 2020 we were committed to approximately $1.7 million of purchase commitments for product components and contract services. These purchase commitments are generally subject to modification as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended June 30, 2020, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, as of June 30, 2020 we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

Additionally, the continued spread of COVID-19 and uncertain market conditions may adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered securities were issued during the three months ended June 30, 2020 that were not previously reported.

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

July 30, 2020	WRAP TECHNOLOGIES, INC. By: /s/ JAMES A. BARNES James A. Barnes Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)