Form 10-Q
period 2020-09-30
WRAP TECHNOLOGIES, INC.
filed 2020-10-29
CIK 1702924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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

As of October 28, 2020 a total of 37,211,217 shares of the Registrant’s common stock, par value $0.0001, (“Common Stock”) were issued and outstanding.

WRAP TECHNOLOGIES, INC.

-i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Wrap Technologies, Inc.
Condensed Balance Sheets

	September 30,
	2020	December 31,
	(unaudited)	2019
ASSETS
Current assets:
Cash and cash equivalents	$20,118,192	$16,983,864
Short-term investments	24,986,117	-
Accounts receivable, net	1,170,122	195,347
Inventories, net	1,950,994	2,244,541
Prepaid expenses and other current assets	300,811	250,947
Total current assets	48,526,236	19,674,699
Property and equipment, net	363,020	242,876
Operating lease right-of-use asset, net	170,397	260,931
Intangible assets, net	322,952	230,283
Other assets, net	12,681	12,681
Total assets	$49,395,286	$20,421,470

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$761,785	$406,967
Accrued liabilities	466,523	194,294
Customer deposits	128,143	343,724
Deferred revenue	2,484	2,684
Operating lease liability - short term	104,071	128,131
Note payable to bank - short term	230,239	-
Total current liabilities	1,693,245	1,075,800

Long-term liabilities:
Operating Lease Liability - long term	79,116	150,018
Note payable to bank - long term	185,849	-
Total long-term liabilities	264,965	150,018
Total liabilities	1,958,210	1,225,818

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; none issued and outstanding	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 37,109,317 and 29,829,916 shares issued and outstanding each period, respectively	3,711	2,983
Additional paid-in capital	69,180,916	31,922,493
Accumulated deficit	(21,754,157)	(12,729,824)
Accumulated other comprehensive gain	6,606	-
Total stockholders' equity	47,437,076	19,195,652
Total liabilities and stockholders' equity	$49,395,286	$20,421,470

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Revenues:
Product sales	$988,089	$255,973	$2,485,866	$418,874
Other revenue	18,675	12,790	42,927	27,144
Total revenues	1,006,764	268,763	2,528,793	446,018
Cost of revenues	687,991	157,786	1,658,773	254,701
Gross profit	318,773	110,977	870,020	191,317

Operating expenses:
Selling, general and administrative	3,255,464	1,878,152	7,933,261	4,547,215
Research and development	926,677	729,788	2,037,633	1,620,820
Total operating expenses	4,182,141	2,607,940	9,970,894	6,168,035
Loss from operations	(3,863,368)	(2,496,963)	(9,100,874)	(5,976,718)

Other income (expense):
Interest income	5,494	108,922	80,590	196,109
Other	(3,981)	837	(4,049)	(1,450)
	1,513	109,759	76,541	194,659
Net loss	$(3,861,855)	$(2,387,204)	$(9,024,333)	$(5,782,059)

Net loss per basic common share	$(0.11)	$(0.08)	$(0.28)	$(0.20)
Weighted average common shares used to compute net loss per basic common share	36,419,771	29,662,403	32,653,408	28,301,725

Comprehensive loss:
Net loss	$(3,861,855)	$(2,387,204)	$(9,024,333)	$(5,782,059)
Net unrealized gain on short-term investments	6,606	-	6,606	-
Comprehensive loss	$(3,855,249)	$(2,387,204)	$(9,017,727)	$(5,782,059)

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Statements of Stockholders' Equity
(unaudited)

	Three Months Ended September 30, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain	Equity
Balance at June 30, 2020	34,361,591	$3,436	$54,972,797	$(17,892,302)	$-	$37,083,931
Common shares issued upon exercise of warrants at $3.00 per share, net of issuance costs	102,621	10	295,029	-	-	295,039
Common shares issued upon exercise of warrants at $5.00 per share, net of issuance costs	1,742,870	174	8,365,542	-	-	8,365,716
Common shares issued upon exercise of warrants at $6.00 per share, net of issuance costs	675,000	68	3,847,432	-	-	3,847,500
Common shares issued upon exercise of warrants at $6.50 per share	177,986	18	1,102,295	-	-	1,102,313
Common shares issued upon exercise of stock options	34,250	3	51,372	-	-	51,375
Common shares issued upon vesting of restricted stock units	14,999	2	(2)	-	-	-
Stock-based compensation expense	-	-	546,451	-	-	546,451
Net unrealized gain on short-term investments	-	-	-	-	6,606	6,606
Net loss for the period	-	-	-	(3,861,855)	-	(3,861,855)
Balance at September 30, 2020	37,109,317	$3,711	$69,180,916	$(21,754,157)	$6,606	$47,437,076

	Nine Months Ended September 30, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain	Equity
Balance at December 31, 2019	29,829,916	$2,983	$31,922,493	$(12,729,824)	$-	$19,195,652
Sale of Common Stock and warrants at $6.00 per share in public offering, net of issuance costs	2,066,667	207	11,666,999	-	-	11,667,206
Common shares issued upon exercise of warrants at $3.00 per share, net of issuance costs	253,125	25	735,002	-	-	735,027
Common shares issued upon exercise of warrants at $5.00 per share, net of issuance costs	3,593,873	359	17,233,805	-	-	17,234,164
Common shares issued upon exercise of warrants at $6.00 per share, net of issuance costs	675,000	68	3,847,432	-	-	3,847,500
Common shares issued upon exercise of warrants at $6.50 per share	261,679	26	1,646,292	-	-	1,646,318
Common shares issued upon exercise of stock options	327,500	33	566,217	-	-	566,250
Common shares issued upon vesting of restricted stock units	101,557	10	(10)	-	-	-
Share-based compensation expense	-	-	1,562,686	-	-	1,562,686
Net unrealized gain on short-term investments	-	-	-	-	6,606	6,606
Net loss for the period	-	-	-	(9,024,333)	-	(9,024,333)
Balance at September 30, 2020	37,109,317	$3,711	$69,180,916	$(21,754,157)	$6,606	$47,437,076

	Three Months Ended September 30, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain	Equity
Balance at June 30, 2019	29,640,250	$2,964	$30,324,798	$(7,799,191)	$-	$22,528,571
Common shares issued upon exercise of warrants at $3.00 per share	25,000	2	74,998	-	-	75,000
Common shares issued upon exercise of stock options	3,750	1	5,624	-	-	5,625
Share-based compensation expense			473,657			473,657
Net loss for the period	-	-	-	(2,387,204)	-	(2,387,204)
Balance at September 30, 2019	29,669,000	$2,967	$30,879,077	$(10,186,395)	$-	$20,695,649

	Nine Months Ended September 30, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Gain	Equity
Balance at December 31, 2018	27,364,607	$2,736	$16,791,254	$(4,404,336)	$-	$12,389,654
Sale of Common Stock and warrants at $6.50 per share and placement agent warrants in public offering, net of issuance costs	1,923,076	192	11,351,022	-	-	11,351,214
Common shares issued upon exercise of warrants at $3.00 per share	87,150	9	261,441	-	-	261,450
Common shares issued upon exercise of warrants at $5.00 per share	274,167	28	1,370,807	-	-	1,370,835
Common shares issued upon exercise of stock options	20,000	2	29,998	-	-	30,000
Share-based compensation expense			1,074,555	-	-	1,074,555
Net loss for the period	-	-	-	(5,782,059)	-	(5,782,059)
Balance at September 30, 2019	29,669,000	$2,967	$30,879,077	$(10,186,395)	$-	$20,695,649

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Statements of Cash Flows
(unaudited)

	For the Nine Months
	Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(9,024,333)	$(5,782,059)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	90,885	20,949
Warranty provision	17,013	10,776
Inventory obsolescence	-	(130,591)
Non-cash lease expense	90,534	50,957
Share-based compensation	1,562,686	1,074,555
Provision for doubtful accounts	10,140	-
Changes in assets and liabilities:
Accounts receivable	(984,915)	(91,109)
Inventories	293,547	(1,685,059)
Prepaid expenses and other current assets	(49,864)	29,705
Accounts payable	354,818	508,457
Operating lease liability	(94,962)	(34,035)
Customer deposits	(215,581)	238,510
Accrued liabilities and other	254,544	76,669
Deferred compensation	-	(96,000)
Warranty settlement	2,398	-
Deferred revenue	(200)	2,288
Net cash used in operating activities	(7,693,290)	(5,805,987)

Cash Flows From Investing Activities:
Purchase of short-term investments	(24,979,511)	-
Capital expenditures for property and equipment	(202,432)	(197,873)
Investment in patents and trademarks	(101,266)	(95,536)
Long-term deposits	-	(11,169)
Net cash used in investing activities	(25,283,209)	(304,578)

Cash Flows From Financing Activities:
Sale of Common Stock and warrants	12,400,002	12,499,994
Offering costs paid on sale of Common Stock and warrants	(732,796)	(1,148,780)
Proceeds from exercise of warrants	24,479,654	1,632,285
Offering costs paid on exercise of warrants	(1,016,645)	-
Proceeds from exercise of stock options	566,250	30,000
Proceeds from bank note	414,362	-
Net cash provided by financing activities	36,110,827	13,013,499

Net increase in cash and cash equivalents	3,134,328	6,902,934
Cash and cash equivalents, beginning of period	16,983,864	12,358,896
Cash and cash equivalents, end of period	$20,118,192	$19,261,830

Supplemental Disclosure of Non-Cash Investing
and Financing Activities:
Change in unrealized gain on short-term investments	$6,606	$-
Right-of-use assets and liabilites recorded during period	$-	$341,000
Issuance costs relating to warrants issued to public offering selling agent	$-	$205,894

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Wrap Technologies, Inc., a Delaware corporation (the “Company”, “we”, “us”, and “our”), is a publicly traded company with our Common Stock, par value $0.0001 per share (“Common Stock”) listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “WRTC”. The Company is a developer of security products designed for use by law enforcement and security personnel. The Company’s first product is the BolaWrap® 100 remote restraint device that discharges an eight-foot bola style Kevlar® tether to entangle a subject at a range of 10-25 feet. The principal markets for the Company’s proprietary products are in North and South America, Europe, Middle East and Asia.

Basis of Presentation and Use of Estimates

The Company’s unaudited interim financial statements and related notes included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed balance sheet at December 31, 2019 was derived from audited financial statements but certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The interim financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2019. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions (e.g., stock-based compensation valuation, allowance for doubtful accounts, valuation of inventory and intangible assets, warranty reserve, accrued costs and recognition and measurement of contingencies) that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Where necessary, the prior year’s information has been reclassified to conform to the current year presentation.

Concentrations of Risk and Uncertainties

Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of cash and cash equivalents, U.S. treasury bills and accounts receivable from customers. The Company maintains its cash and cash equivalent deposits at two domestic financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company places its cash and cash equivalents with high-credit quality financial institutions. To date, the Company has not experienced any losses on its cash and cash equivalents.

Concentrations of Accounts Receivable and Revenue – The Company has recently commenced sales activities with a limited number of customers. The Company may experience concentrations in both accounts receivable and revenue due to the timing of sales and collections of related payments.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in Money Market Funds and United States (“U.S.”) Treasury bills and are stated at fair value.

Short-Term Investments

The Company’s short-term investments consist of U.S. Treasury bills with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date. As of September 30, 2020, all of the Company’s short-term investments were classified as available-for-sale and are carried at estimated fair value with any unrealized gains and losses, unrelated to credit loss factors, included in other comprehensive (loss) income in our condensed statements of stockholders’ equity.

We adopted Accounting Standards Codification (“ASC”) Topic 326 issued by the Financial Accounting Standards Board (“FASB”) effective January 1, 2020, and applied the credit loss guidance related to short-term investments prospectively as we had no historical short-term investments. Because we do not have any history of losses for our short-term investments, our expected loss allowance methodology is developed using published or estimated credit default rates for similar investments and current and future economic and market conditions. Any unrealized losses related to credit loss factors are now recorded through an allowance for credit losses in other (expense) income, in our condensed consolidated statements of operations, rather than as a reduction to the amortized cost basis in other comprehensive (loss) income, when a decline in fair value has resulted from a credit loss. We determine realized gains or losses on the sale of investments on a specific identification method, and record such gains or losses as other (expense) income, in our condensed statements of operations. We did not record a credit loss reserve for short-term investments during the quarter ended September 30, 2020.

Stock-Based Compensation

The Company follows the fair value recognition provisions issued by FASB in ASC Topic 718, Stock Compensation (“ASC 718”) and has adopted Accounting Standards Update (“ASU”) 2018-07 for stock-based transactions with non-employees. Stock-based compensation expense recognized during the three and nine months ended September 30, 2020 includes stock option and restricted stock unit compensation expense. The grant date fair value of stock options is determined using the Black-Scholes option-pricing model. The grant date is the date at which an employer and employee or non-employee reach a mutual understanding of the key terms and conditions of a stock-based payment award. The Black-Scholes option-pricing model requires inputs including the market price of the Company’s Common Stock on the date of grant, the term that the stock options are expected to be outstanding, the implied stock volatilities of several publicly-traded peers over the expected term of stock options, risk-free interest rate and expected dividend. Each of these inputs is subjective and generally requires significant judgment to determine. The grant date fair value of restricted stock units is based upon the market price of the Company’s Common Stock on the date of the grant. The fair value of stock-based compensation is amortized to compensation expense over the vesting term.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, when available any published or estimated credit default rates for entities that represent our customer base, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible.

There was no allowance for doubtful accounts recorded at December 31, 2019. At September 30, 2020 the Company had an allowance of $10,140 resulting in part from global uncertainty resulting from the COVID-19 virus. If a major customer’s creditworthiness deteriorates, or actual defaults exceed our historical experience, such allowance estimates could change and impact our future reported financial results.

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

Loss per Share

Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options, restricted stock units and warrants exercisable or issuable for a total of 7,615,959 shares of Common Stock were outstanding at September 30, 2020. These securities are not included in the computation of diluted net loss per common share for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

Income Taxes

Until its conversion to a corporation on March 31, 2017, the Company was treated as a partnership for federal and state income tax purposes and did not incur income taxes. Instead, its losses were included in the income tax returns of the member partners. No income tax expense was recorded for period ended September 30, 2020 due to losses incurred.

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

Recent Issued Accounting Guidance

Adopted the First Quarter of 2020:
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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which was further updated and clarified by the FASB through issuance of additional related ASUs. Under ASU 2016-13, existing guidance on reporting credit losses for trade and other receivables and available for sale debt securities have been replaced with a new forward-looking “expected loss” model that has resulted in the earlier recognition of allowances for losses. The adoption of these standards in the first quarter ended March 31, 2020 had no impact on the Company’s financial statements or disclosures. As part of our assessment of the adequacy of our allowances for credit losses, we consider a number of factors including, but not limited to, customer credit ratings, bankruptcy filings, published or estimated credit default rates, age of receivables, expected loss rates and collateral exposures.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account in Topic 606. For contracts with a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts with multiple performance obligations, the Company allocates the contract transaction price to each performance obligation using the Company’s estimate of the standalone selling price (“SSP”) of each distinct good or service in a contract. The Company determines the SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, the Company estimates the standalone selling price considering available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

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

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced, and a receivable is recorded. A contract asset is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. At September 30, 2020 the Company had deferred revenue of $2,484 related to future training and extended warranties.

The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability.

The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the recognition timing of the revenue for any such underlying performance obligations. The Company had no such assets at September 30, 2020 and December 31, 2019. The Company will apply the practical expedient to expense any sales commissions related to performance obligations with an amortization of one year or less when incurred within selling, general and administrative expense.

Estimated costs for the Company’s standard one-year warranty are charged to cost of products sold when revenue is recorded for the related product. Royalties are also charged to cost of products sold.

3.	FINANCIAL INSTRUMENTS

Assets and liabilities recorded at fair value on a recurring basis in the Balance Sheets and assets and liabilities measured at fair value on a non-recurring basis or disclosed at fair value, are categorized based upon the level of judgment associated with inputs used to measure their fair values. The accounting guidance for fair value provides a framework for measuring fair value and requires certain disclosures about how fair value is determined. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The accounting guidance also establishes a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity. The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3—Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

The Company’s cash equivalent Money Market Funds and short-term investments consisting of U.S. Treasury bill securities are classified as Level 1 because they are valued using quoted market prices.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

The following tables show the Company’s cash and cash equivalents, Money Market Funds and short-term investments by significant investment category as of September 30, 2020. The Company only had cash and cash equivalents, including Money Market Funds of $16,618,498 at December 31, 2019 all which were considered Level 1.

	As of September 30, 2020
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$6,534,798	$-	$-	$6,534,798
U.S. Treasury securities considered cash equivalents	9,999,125	-	-	9,999,125
U.S. Treasury securities in short-term investments	24,979,511	6,606		24,986,117
Total Financial Assets	$41,513,434	$6,606	$-	$41,520,040

The Company did not recognize any credit losses related to available-for-sale investments for the first nine months of 2020 and 2019. All of the Company’s U.S. Treasury debt securities classified as available for sale as of September 30, 2020, have maturities within one year.

The Company may sell certain of its short-term investments prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

There were no liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019. There have been no transfers between fair value measurement levels during the nine months ended September 30, 2020 and 2019. In addition, there were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2020 and December 31, 2019.

4.	INVENTORIES, NET

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. Inventories consisted of the following:

	September 30,	December 31,
	2020	2019
Finished goods	$847,101	$653,323
Work in process	20,331	413
Raw materials	1,083,562	1,590,805
Inventories - net	$1,950,994	$2,244,541

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30,	December 31,
	2020	2019
Laboratory equipment	$142,123	$44,454
Tooling	80,936	59,004
Computer equipment	132,245	83,368
Furniture, fixtures and improvements	162,736	128,782
	518,040	315,608
Accumulated depreciation	(155,020)	(72,732)
	$363,020	$242,876

Depreciation expense was $34,998 and $82,288 for the three and nine months ended September 30, 2020 and was $8,175 and $20,361 for the three and nine months ended September 30, 2019, respectively.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

6.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	September 30,	December 31,
	2020	2019

Patents	$260,694	$176,425
Trademarks	74,916	57,919
	335,610	234,344
Accumulated amortization	(12,658)	(4,061)
	$322,952	$230,283

Amortization expense was $3,301 and $8,597 for the three and nine months ended September 30, 2020 and was $201 and $588 for the three and nine months ended September 30, 2019, respectively.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $36,973 and $18,809 due to related party Syzygy Licensing, LLC (“Syzygy”) as of September 30, 2020 and December 31, 2019, respectively. Accounts payable at September 30, 2020 also included $10,000 due to related party V3 Capital Partners, LLC. See Notes 12 and 13 for additional related party information.

Accrued liabilities consist of the following:

	September 30,	December 31,
	2020	2019
Patent and legal costs	$15,550	$9,851
Accrued compensation	401,770	144,193
Warranty costs	33,334	13,923
Consulting costs	-	7,500
Taxes and other	15,869	18,827
	$466,523	$194,294

8.	LEASES

The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019 using the modified retrospective approach. The Company has elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less.

Amortization of Right of Use operating lease assets was $30,734 and $90,534 for the three and nine months ended September 30, 2020 and was $28,746 and $50,957 for the three and nine months ended September 30, 2019, respectively.

Operating lease expense for capitalized operating leases included in operating activities was $34,322 and $102,965 for the three and nine months ended September 30, 2020 and was $34,682 and $60,278 for the three and nine months ended September 30, 2019, respectively. Operating lease obligations recorded on the balance sheet at September 30, 2020 are:

Operating lease liability- short term	$104,071
Operating lease liability - long term	79,116
Total Operating Lease Liability	$183,187

Future lease payments included in the measurement of lease liabilities on the balance sheet at September 30, 2020 for future periods are as follows:

Remainder of 2020 (three months)	$36,181
2021	101,406
2022	57,328
Total future minimum lease payments	194,915
Less imputed interest	(11,728)
Total	$183,187

The weighted average remaining lease term is 1.69 years and the weighted average discount rate is 7.0%.

The Company does not have any finance leases.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

9.	NOTE PAYABLE TO BANK

On May 1, 2020, the Company received loan proceeds of $414,362 from Bank of America, N.A. (the “Lender”), as a potentially forgivable loan (the “PPP Loan”) from the U.S. Small Business Administration pursuant to the Paycheck Protection Program (the “PPP”) enacted by Congress under Division A, Title 1 of the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the “CARES Act”), which was enacted March 27, 2020.

The PPP Loan, which was in the form of a Promissory Note dated May 1, 2020 by the Company in favor of Lender (the “PPP Note”), has a two-year term and bears interest at a rate of 1% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement of the PPP Loan. Beginning seven months from the date of the PPP Note, the Company is required to make monthly payments of principal and interest of approximately $23,320. The Company recorded accrued interest of $1,726 at September 30, 2020. The PPP Loan may be repaid at any time prior to maturity with no prepayment penalties. The PPP Note contains events of default and other provisions customary for a loan of this type.

Under the terms of the CARES Act, PPP Loan participants can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Under the terms of the PPP, PPP loans and accrued interest are forgivable during specified periods, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the covered eight or 24-week period. The Company believes it used the PPP Loan proceeds for purposes consistent with the PPP and filed an application for forgiveness in October 2020. The Company anticipates that all or a majority of the loan amount may be forgiven, but there is no assurance provided that the Company will obtain forgiveness of the PPP Loan in whole or part.

10.	STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 150,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”).

2020 Follow-On Public Offering

On June 2, 2020, the Company consummated a follow-on public offering (the “Unit Offering”) whereby the Company offered and sold certain securities consisting of one share of Common Stock and one detachable two-year warrant to purchase one share of Common Stock at an exercise price of $6.00 per share (a “Unit”) at the public offering price of $6.00 per Unit. Pursuant to the Unit Offering, the Company sold 2,066,667 Units, resulting in the Company’s receipt of gross cash proceeds of $12.4 million and net cash proceeds of $11.67 million after deduction of commissions and offering costs.

Summary of Stock Purchase Warrants

The following table summarizes warrant activity during the nine months ended September 30, 2020:

	Number	Average Purchase Price Per Share
Shares purchasable under outstanding warrants at December 31, 2019	6,620,620	$5.41
Stock purchase warrants issued	2,066,667	$6.00
Stock purchase warrants exercised	(4,783,677)	$5.12
Shares purchasable under outstanding warrants at September 30, 2020	3,903,610	$6.08

During the nine months ended September 30, 2020 the Company received gross proceeds of $24,479,654 from the exercise of warrants and paid $1,016,645 as an agent fee to facilitate exercise of certain warrants resulting in net proceeds of $23,463,009.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

The Company has outstanding Common Stock purchase warrants as of September 30, 2020 as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share
Purchase Warrants	621,367	$5.00
Agent Warrants	75,333	$3.00
Purchase Warrants	1,661,397	$6.50
Agent Warrants	153,846	$8.125
Purchase Warrants	1,391,667	$6.00
	3,903,610

Subsequent to September 30, 2020 a total of 101,900 warrants were exercised for gross proceeds of $358,834.

11.	STOCK-BASED COMPENSATION

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

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2020:

		Weighted Average
	Options on		Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding December 31, 2019	2,928,750	$2.96	3.71
Granted	731,336	$7.65	-
Exercised	(327,500)	$1.73	-
Forfeited, cancelled, expired	(50,000)	$3.00	-
Outstanding September 30, 2020	3,282,586	$4.13	4.48	$10,221,541
Vested and exercisable at September 30, 2020	2,042,500	$2.56	2.87	$8,597,238

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted.

	For the Nine Months
	Ended September 30,
	2020	2019
Expected stock price volatility	46%	49%
Risk-free interest rate	0.38%	2.41%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%
Expected life of options - years	6.15	3.50
Weighted-average fair value of options granted	$3.43	$2.06

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

Restricted Stock Units

The Plan provides for the grant of restricted stock units (“RSUs”). On January 16, 2020 the Company granted 73,392 service-based RSUs to officers and directors vesting over a period of three years that are settled in shares of the Company’s Common Stock as the RSUs become vested. On April 1, 2020 the Company granted 122,222 service-based RSUs to employees vesting over a period of three years that are settled in shares of the Company’s Common Stock as the RSUs become vested. Also, on April 1, 2020 the Company granted an officer 35,211 performance-based RSUs. In July and September 2020, the Company granted 52,160 service-based RSU’s to employees vesting over three and four year periods that are settled in shares of the Company’s Common Stock as the RSUs become vested.

The following table summarizes RSU activity under the Plan for the nine months ended September 30, 2020:

		Weighted Average	Weighted Average
	Service-Based	Grant Date	Vesting
	RSU's	Fair Value	Period
Unvested at January 1, 2020	308,087	$6.77
Granted - service based	248,374	$6.03	3.02 Years
Granted - performance based	35,211	$4.26
Vested	(101,557)	$6.77
Forfeited and cancelled	(60,352)	$7.24
Unvested at September 30, 2020	429,763	$6.08

The Company recorded stock-based compensation for options and RSUs in its statements of operations for the relevant periods as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Selling, general and administrative	$468,241	$438,834	$1,393,375	$987,251
Research and development	78,210	34,823	169,311	87,304
Total stock-based expense	$546,451	$473,657	$1,562,686	$1,074,555

As of September 30, 2020, total estimated compensation cost of stock options and RSUs granted but not yet vested was $5.4 million which is expected to be recognized over the weighted average period of 2.6 years.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Interim Financial Statements

12.	COMMITMENTS AND CONTINGENCIES

Facility Leases
See Note 8.

Related Party Technology License Agreement
The Company is obligated to pay royalties and pay development and patent costs pursuant to that certain exclusive Amended and Restated Intellectual Property License Agreement dated as of September 30, 2016, by and between the Company and Syzygy (the “Syzygy Agreement”), a company owned and controlled by Mr. Elwood Norris and Mr. James Barnes, both of whom are stockholders and officers of the Company. The Syzygy Agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000,000 in royalties or until September 30, 2026, whichever occurs earlier. The Company recorded payments under the Syzygy Agreement of $36,973 and $90,440 for royalties incurred during the three and nine months ended September 30, 2020 and $9,915 and $16,634 incurred for the three and nine months ended September 30, 2019, respectively.

Purchase Commitments
At September 30, 2020 the Company was committed for approximately $0.5 million for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

Shareholder Litigation
On September 23, 2020, Carone Cobden filed a putative class action complaint against the Company, former Chief Executive Officer David Norris (“Norris”), Chief Financial Officer James A. Barnes (“Barnes”) and President Thomas Smith (“Smith”) in the United States District Court for the Central District of California, docketed as Case No. 2-20-cv-08760-DMG-PVCx (the “Complaint”). The class period in the Complaint is defined as July 31, 2020 through September 23, 2020.  The Complaint alleges that the named defendants, in their capacities as officers of the Company, knowingly made false or misleading statements or omissions regarding trials of the Company’s BolaWrap product conducted by the Los Angeles Police Department (the “BolaWrap Pilot Program”). The Complaint further alleges that the conduct of the named defendants artificially inflated the price of the Company’s traded securities, and that the disclosure of certain adverse information to the public led to a decline in the market value of the Company’s securities.  The Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder.

On October 1, 2020, Joseph Mercurio filed a second putative class action complaint against the Company, Norris, Smith, and Barnes in the United States District Court for the Central District of California, which contains substantially the same factual allegations and legal claims as set forth in the Complaint, and is docketed as Case No. 2-20-cv-09030-DMG-PVCx.

On October 15, 2020, Paula Earley filed a third putative class action complaint against the Company, Smith, Norris, Barnes, Chief Strategy Officer Mike Rothans, and Chief Executive Officer Marc Thomas in the United States District Court for the Central District of California, which contains substantially the same factual allegations and legal claims as set forth in the Complaint, but defines the class period as April 29, 2020 through September 23, 2020, and alleges that the named defendants made additional false or misleading statements in connection with BolaWrap and the BolaWrap Pilot Program.  The complaint is docketed as Case No. 2-20-cv-09444-DMG-PVCx.

On October 20, 2020, the Hon. Dolly M. Gee issued an order to show cause why the above-described cases should not be consolidated under the caption In re Wrap Technologies, Inc. Securities Exchange Act Litigation, Case No. 20-8760-DMG (PVCx), with a single consolidated class action complaint or designated operative complaint.  As such, the Company expects that these cases will be consolidated, and that plaintiffs in these cases will file a consolidated amended complaint following the selection of a lead plaintiff pursuant to 15 U.S.C. § 78u-4(a)(3)(B). The Company believes that these cases are without merit and intends to vigorously defend against the claims raised therein.

13.	RELATED PARTY TRANSACTIONS

Commencing in October 2017 the Company began reimbursing Mr. Elwood Norris, an officer and stockholder of the Company, $1,500 per month on a month to month basis for laboratory facility costs, for an aggregate of $13,500 during the nine months ended September 30, 2020 and 2019, respectively.

Commencing in April 2020 the Company engaged V3 Capital Partners, LLC (“V3”), a company owned and controlled by Scot Cohen, the Company’s Executive Chairman, to provide certain investor, shareholder and marketing services, in consideration for the payment to V3 of $10,000 per month on a month to month basis for an aggregate of $60,000 during the nine months ended September 30, 2020. In addition, the Company paid V3 a bonus of $175,000 for assistance in a qualified financing that was consummated in July 2020.

See Notes 7 and 12 for additional information on related party transactions and obligations.

14.	SUBSEQUENT EVENTS

See Notes 10 and 12. The Company evaluated other subsequent events for their potential impact on the financial statements and disclosures through the date the financial statements were available to be issued, and determined that, except as disclosed herein, no subsequent events occurred that were reasonably expected to impact the financial statements presented herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and with our audited financial statements and other information presented in our Annual Report on Form 10-K for the year ended December 31, 2019. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “will,” “could,” “would,” or the negative or plural of such words and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Report and in our other SEC filings, including particularly matters set forth under Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

The immediate addressable domestic market consists of approximately 900,000 full-time sworn law enforcement officers at over 15,300 federal, state and local law enforcement agencies. We are also exploring other domestic markets, including military and private security. Our international focus is on countries with the largest police forces. The 100 largest international police agencies are estimated to have over 12.1 million law enforcement personnel. According to Statistics MRC, a market research consulting firm, we participate in a segment of the non-lethal products global market expected to grow to $11.85 billion by 2023.

Business Outlook and Challenges

Our remote restraint solution continues to gain worldwide awareness and recognition through media exposure, trade shows, product demonstrations and word of mouth as a result of positive responses from agencies and early adoption and deployment success. We believe the BolaWrap 100 is gaining traction as a recognized global brand, with innovative technology and an initial product foundation achieved through aggressive marketing and public relations.

We are expanding our business in 2020 domestically and internationally through both direct and distributor sales. We have distribution agreements with 13 domestic distributors representing 49 states. These nonexclusive and cancelable agreements provide certain territorial rights to distributors but allow us to sell direct to certain agencies. We have distribution agreements with 29 international distributors representing 36 countries and have delivered BolaWrap products to 35 countries to date. These international agreements are generally exclusive, require minimum performance and allow us to sell direct to customers subject to certain compensation. We focus significant sales and business development efforts to support our international distributors. We are pursuing large business opportunities internationally and also pursuing business with large domestic police agencies. It is difficult to anticipate how long it will take to close these opportunities, or if they will ultimately come to fruition.

To support our increased sales and distribution activities we have developed and offer robust training and class materials that certify law enforcement officers and trainers as BolaWrap Instructors in the use and limitations of the BolaWrap 100. At September 30, 2020, in addition to our internal training executives, we have trained 50 contract regional Master Instructors. As of September 30, 2020, over 300 agencies had received BolaWrap 100 training with over 1,100 training officers at those agencies certified as BolaWrap 100 instructors qualified to train the rest of their departments.

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

At September 30, 2020, we had $128,143 of customer deposits on orders and had backlog of approximately $1.1 million expected to be delivered in the next twelve months. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instance’s cancellation in the normal course of business.

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

Starting during the second quarter our customers experienced staffing issues limiting our ability to demonstrate and train. We believe we made an important transition during the second quarter including remote sales and training through webinars and expect this to be a continuing aspect of our business. We curtailed most sales and training travel and reduced our production personnel until late in the second quarter when some customer locations domestically and internationally eased restrictions and we began to again close business prospects. In the third quarter we continued to face some domestic and substantial international restrictions that affected our ability to travel and train customers. We believe this had an adverse effect on our sales in the third quarter and while it appears some severe international restrictions may ease it is uncertain as to timing and the effect on future international orders.

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

Allowance for Doubtful Accounts. Our products are sold to customers in many different markets and geographic locations. We estimate our bad debt reserve on a case-by-case basis due to a limited number of customers mostly government agencies or well-established distributors. Our expected loss allowance methodology for accounts receivable is developed using historical collection experience, when available any published or estimated credit default rates for entities that represent our customer base, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Our judgments and estimates regarding collectability of accounts receivable have an impact on our financial statements.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the nine months ended September 30, 2020.

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

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table sets forth for the periods indicated certain items of our condensed statement of operations. The financial information and the discussion below should be read in conjunction with the condensed financial statements and notes contained elsewhere in this Report.

	Three Months
	Ended September 30,		Change
	2020	2019	$	%
Revenues:
Product sales	$988,089	$255,973	$732,116	286%
Other revenue	18,675	12,790	5,885	46%
Total revenues	1,006,764	268,763	738,001	275%
Cost of revenues	687,991	157,786	530,205	336%
Gross profit	318,773	110,977	207,796	187%

Operating expenses:
Selling, general and administrative	3,255,464	1,878,152	1,377,312	73%
Research and development	926,677	729,788	196,889	27%
Total operating expenses	4,182,141	2,607,940	1,574,201	60%
Loss from operations	$(3,863,368)	$(2,496,963)	$(1,366,405)	55%

Revenue

We reported revenue of $1,006,764 for the three months ended September 30, 2020 from the sale of BolaWrap products and accessories. This was a significant increase from the third quarter of the prior year when we had only recently commenced product sales and reported sales of $268,763. It is also a 21% increase over the immediately preceding quarter ended June 30, 2020 of $832,592. We believe our sales during the third quarter were negatively impacted by the COVID-19 pandemic as we were limited in our ability to make product demonstrations and conduct training primarily internationally. As some areas of the United States eased restrictions late in the second quarter we were able to commence limited in-person demonstrations and training to supplement our webinar capabilities. We incurred product promotional costs of $261,102 during the three months ended September 30, 2020 related to the cost of demonstration products and accessories delivered to law enforcement agencies that were expensed as marketing costs. A total of $153,539 of such product marketing costs were incurred during the three months ended September 30, 2019.

We had $594 of deferred revenue at September 30, 2020 related to products sold for which the related training revenue component had not been completed and $1,890 related to extended warranties.

We believe we can accelerate sales in the future but the impact of the COVID-19 coronavirus has created much uncertainty in the global marketplace. We believe the pandemic had a negative impact on our sales in the second and third quarters. We are unable to predict the impact on demand for our products in future quarters. We expect sales may be sporadic as we grow both our domestic and international distributor and customer base and due to COVID-19 restrictions. There can be no assurance, especially given the uncertainties of the COVID-19 crisis, that we can increase quarterly revenues during the balance of 2020.

At September 30, 2020, we had $128,143 of customer deposits on orders and had backlog of approximately $1.1 million expected to be delivered in the next twelve months. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instance’s cancellation in the normal course of business.

Gross Profit

Our cost of revenue for the three months ended September 30, 2020 was $687,991 resulting in a gross margin of 32%. The gross margin for the three months ended September 30, 2019 was 41% on a small revenue base.

Due to our history of minimal revenue and startup costs incurred to establish volume manufacturing historical margins may not be indicative of future margins. In addition, our margins vary based on the sales channels through which our products are sold and product mix. Our sales mix of cartridges was higher in the third quarter than the prior year comparable quarter and as compared to recent quarters. Currently, our cartridges have lower margins than BolaWrap devices, but late in the third quarter we implemented initiatives to improve gross margins attributable to our cartridges. We continue to implement product updates and changes, including raw material and component changes that may impact product costs. With such product updates and changes we have limited warranty cost experience and estimated future warranty costs can impact our gross margins.

In September 2019 we relocated manufacturing operations and commenced production at our new facility in Tempe, Arizona. While this significantly increases our capacity, we continue to implement production and process changes targeted to improve efficiency.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended September 30, 2020 increased by $1,377,312 when compared to the three months ended September 30, 2019. We increased our staffing and promotion activities in 2020 to address growing market opportunities. We incurred a $29,407 increase in non-cash stock-based compensation expense allocated to selling, general and administrative expense that totaled $468,241 in the three months ended September 30, 2020 compared to $438,834 in the three months ended September 30, 2019. Other increases included a $605,322 increase in cash compensation and recruiting costs from an increase in headcount since the prior year and a $116,080 increase in public company related costs. Marketing and promotion costs increased $381,260 due primarily to promotional products and online advertising. Due to the COVID-19 pandemic we suspended most travel in the second quarter. Our travel costs related to sales, demonstrations and training decreased by $28,086 primarily due to COVID-19 restrictions even though the number of sales and training personnel increased from the prior year.

Due in part to our receipt of $414,362 in loan proceeds from Bank of America, N.A. (the “Lender”), in the form of a potentially forgivable loan (the “PPP Loan”) through the U.S. Small Business Administration pursuant to the Paycheck Protection Program (the “PPP”) enacted by Congress under the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the “CARES Act”), we maintained staffing in April, we were able to respond to limited re-openings commencing late in the second quarter and develop and employ new tools such as webinars to communicate with prospective and existing customers. We believe these staffing decisions positioned us to respond to increased opportunities resulting from recent highly publicized policing issues and an increased focus on less lethal engagement.

We expect to expend increased resources on the marketing and selling of our products, training distributors and customers and administratively supporting our operations during the balance of 2020 to respond to increased opportunities but amounts could vary depending on sales levels, the impact of the COVID-19 pandemic and other factors outside of our control.

Research and Development Expense

Research and development expense increased $196,889 during the three months ended September 30, 2020, when compared to the comparable period in 2019. We incurred a $43,387 period over period increase in non-cash stock-based compensation expense allocated to research and development expense as a result of new award grants and vesting timing. The increase in costs during the 2020 period, when compared to the comparable period in 2019, included a $113,147 increase in cash compensation costs resulting from an increase in headcount primarily associated with product development. Prototype related costs increased $129,366 in the 2020 period, primarily related to development efforts to improve our BolaWrap 100 product and develop new products. Outside consulting costs decreased $51,486 from the comparable period in 2019 primarily due to the addition of permanent staff. Travel costs related to research and development decreased $34,618 during the three months ended September 30, 2020 when compared to the same period in 2019 primarily due to COVID-19 restrictions and completion of the Arizona facility setup. We expect our research and development costs to increase during the balance of 2020 as we are adding staff and expanding our research initiatives in response to market opportunities.

Net Loss

Loss from operations during the three months ended September 30, 2020 increased by $1,366,405 when compared to the three months ended September 30, 2019, resulting, primarily, from increased operating costs due to increased personnel, marketing and selling and supporting activities.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table sets forth for the periods indicated certain items of our condensed statement of operations. The financial information and the discussion below should be read in conjunction with the condensed financial statements and notes contained elsewhere in this Report.

	Nine Months
	Ended September 30,		Change
	2020	2019	$	%
Revenues:
Product sales	$2,485,866	$418,874	$2,066,992	493%
Other revenue	42,927	27,144	15,783	58%
Total revenues	2,528,793	446,018	2,082,775	467%
Cost of revenues	1,658,773	254,701	1,404,072	551%
Gross profit	870,020	191,317	678,703	355%

Operating expenses:
Selling, general and administrative	7,933,261	4,547,215	3,386,046	74%
Research and development	2,037,633	1,620,820	416,813	26%
Total operating expenses	9,970,894	6,168,035	3,802,859	62%
Loss from operations	$(9,100,874)	$(5,976,718)	$(3,124,156)	52%

Revenue

We reported revenue of $2,528,793 for the nine months ended September 30, 2020 from the sale of BolaWrap products and accessories and Wrap Armor tactical shields. This was a significant increase from the first nine months of the prior year when we had only recently commenced product sales and reported sales of $446,018. As disclosed above we believe our sales during the third quarter were negatively impacted by the COVID-19 pandemic as we were severely limited in our ability to make product demonstrations and conduct training both domestically and internationally. As some areas of the United States eased restrictions early in the third quarter we were able to commence limited in-person demonstrations and training to supplement our webinar capabilities. We incurred product promotional costs of $572,075 during the nine months ended September 30, 2020 related to the cost of demonstration products and accessories delivered to law enforcement agencies that were expensed as marketing costs. A total of $288,599 of such product marketing costs were incurred during the nine months ended September 30, 2019.

We had $594 of deferred revenue at September 30, 2020 related to products sold for which the related training revenue component had not been completed and $1,890 related to extended warranties.

At September 30, 2020, we had $128,143 of customer deposits on orders and had backlog of approximately $1.1 million expected to be delivered in the next twelve months. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instance’s cancellation in the normal course of business.

Gross Profit

Our cost of revenue for the nine months ended September 30, 2020 was $1,658,773 resulting in a gross margin of 34%. The gross margin for the nine months ended September 30, 2019 was 43% on a small revenue base. We curtailed production for ten weeks during the second quarter due the COVID-19 restrictions in Arizona and this down time negatively impacted our gross margin.

Due to our history of minimal revenue and startup costs incurred to establish volume manufacturing historical margins may not be indicative of future margins. In addition, our margins vary based on the sales channels through which our products are sold and product mix. Due to timing of international orders our mix of cartridges was higher in the first nine months of 2020 than 2019. Currently, our cartridges have lower margins than BolaWrap devices, but late in the third quarter we implemented initiatives to improve gross margins attributable to our cartridges. We continue to implement product updates and changes, including raw material and component changes that may impact product costs. With such product updates and changes we have limited warranty cost experience and estimated future warranty costs can impact our gross margins.

Selling, General and Administrative Expense

Selling, general and administrative expense for the nine months ended September 30, 2020 increased by $3,386,046 when compared to the nine months ended September 30, 2019. We increased our staffing and promotion activities in 2020 to address growing market opportunities. We incurred a $406,124 increase in non-cash stock-based compensation expense allocated to selling, general and administrative expense that totaled $1,393,375 in the nine months ended September 30, 2020 compared to $987,251 in the nine months ended September 30, 2019. Other increases included a $1,433,545 increase in cash compensation and recruiting costs from an increase in headcount since the prior year and a $240,380 increase in public company related costs. Marketing and promotion costs increased $761,791 due primarily to promotional products and online advertising. Travel efforts resumed during the third quarter, however, due to the COVID-19 pandemic, travel was still limited. Our travel costs related to sales, demonstrations and training increased by $7,469 from the prior year resulting from an increase in the number of sales and training personnel offset in part by travel restrictions.

Due in part to our receipt of $414,362 in loan proceeds by way of the PPP Loan, we maintained staffing in April, we were able to respond to agency re-openings during the third quarter and employ new tools such as webinars to communicate with prospective and existing customers. We believe these staffing decisions positioned us to respond to increased opportunities resulting from recent highly publicized policing issues and an increased focus on less lethal engagement.

We expect to expend increased resources on the marketing and selling of our products, training distributors and customers and administratively supporting our operations during the balance of 2020 to respond to increased opportunities but amounts could vary depending on sales levels, the impact of the COVID-19 crisis and other factors outside of our control.

Research and Development Expense

Research and development expense increased $416,813 during the nine months ended September 30, 2020, when compared to the comparable period in 2019. We incurred a $82,007 period over period increase in non-cash stock-based compensation expense allocated to research and development expense as a result of new award grants and vesting timing. The increase in costs during the 2020 period, when compared to the comparable period in 2019, included a $328,124 increase in cash compensation costs resulting from an increase in headcount primarily associated with product development. Prototype related costs increased $164,482 in the 2020 period, primarily related to development efforts to improve our BolaWrap 100 product and develop new products. We expect our research and development costs to increase during the balance of 2020 was we are adding staff and expanding our research initiatives in response to market opportunities.

Net Loss

Loss from operations during the nine months ended September 30, 2020 increased by $3,124,156 when compared to the nine months ended September 30, 2019, resulting, primarily, from increased operating costs due to increased personnel, marketing and selling and supporting activities.

Liquidity and Capital Resources

Overview

We have experienced net losses and negative cash flows from operations since our inception. As of September 30, 2020, we had cash and cash equivalents of $20,118,192, short-term investments of $24,986,117 and positive working capital of $46,832,991 and had sustained cumulative losses attributable to stockholders of $21,747,551. We believe that our cash on hand and short-term investments will sustain our operations for at least the next twelve months from the date of this Report.

During the nine months ended September 30, 2020 we received $11,667,206 of net proceeds resulting from the consummation of a registered offering of our Common Stock in June 2020, and obtained $24,029,259 of net proceeds from the exercise of previously issued warrants and stock options. We also obtained $414,362 in proceeds from the PPP Loan during the nine months ended September 30, 2020.

In October 2020 through the date of this Report we obtained $358,834 of gross cash proceeds from the exercise of outstanding warrants and stock options to supplement our liquidity.

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

Cash Flow

Operating Activities.

During the nine months ended September 30, 2020, net cash used in operating activities was $7,693,290. The net loss of $9,024,333 was decreased by non-cash expense of $1,771,258 consisting primarily of stock-based compensation expense of $1,562,686. Other major component changes using operating cash included an increase of $984,915 in accounts receivable, a $215,581 decrease in customer deposits and a $49,864 increase in prepaid expenses and other current assets. A decrease of $293,547 in inventories and an increase of $609,362 in accounts payable and accrued liabilities reduced the cash used in operating activities.

During the nine months ended September 30, 2019, net cash used in operating activities was $5,805,987 consisting primarily of the net loss of $5,782,059 reduced by non-cash stock-based compensation of $1,074,555. Major component changes using operating cash included a $1,685,059 increase in inventories, an increase of $91,109 in accounts receivable and a $96,000 reduction in deferred compensation. An increase of $585,126 in accounts payable and accrued liabilities and new customer deposits of $238,510 reduced the cash used in operating activities.

Investing Activities.

We used $202,432 and $197,873 of cash for the purchase of property and equipment during the nine months ended September 30, 2020 and 2019, respectively. We invested $101,266 and $95,536 in patents during the nine months ended September 30, 2020 and 2019, respectively. We purchased $24,979,511 of short-term investments in August 2020.

Financing Activities.

During the nine months ended September 30, 2020 we received $11,667,206 of net proceeds resulting from the consummation of a registered offering of our Common Stock in June 2020, and obtained $24,029,259 of net proceeds from the exercise of previously issued warrants and stock options. We also obtained $414,362 in proceeds from a PPP Loan during the nine months ended September 30, 2020.

During the nine months ended September 30, 2019 we received $11,351,214 of net proceeds resulting from the consummation of a registered offering of our Common Stock in June 2019, and obtained $1,662,285 from the exercise of previously issued warrants and stock options.

In October 2020 through the date of this Report our financing activities included $358,834 of gross cash proceeds from the exercise of outstanding warrants and stock options.

Contractual Obligations and Commitments

Pursuant to that certain exclusive Amended and Restated Intellectual Property License Agreement dated September 30, 2016, by and between the Company and Syzygy Licensing, LLC (“Syzygy”), we are obligated to pay to Syzygy a 4% royalty fee on future product sales up to an aggregate amount of $1.0 million in royalty payments or until September 30, 2026, whichever occurs earlier.

We are committed to aggregate lease payments on facility leases of $36,181 for the balance of 2020, $101,406 in 2021 and $57,328 in 2022.

At September 30, 2020 the Company was committed for approximately $0.5 million for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended September 30, 2020, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, as of September 30, 2020 we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 23, 2020, Carone Cobden filed a putative class action complaint against the Company, former Chief Executive Officer David Norris (“Norris”), Chief Financial Officer James A. Barnes (“Barnes”) and President Thomas Smith (“Smith”) in the United States District Court for the Central District of California, docketed as Case No. 2-20-cv-08760-DMG-PVCx (the “Complaint”). The class period in the Complaint is defined as July 31, 2020 through September 23, 2020.  The Complaint alleges that the named defendants, in their capacities as officers of the Company, knowingly made false or misleading statements or omissions regarding trials of the Company’s BolaWrap product conducted by the Los Angeles Police Department (the “BolaWrap Pilot Program”). The Complaint further alleges that the conduct of the named defendants artificially inflated the price of the Company’s traded securities, and that the disclosure of certain adverse information to the public led to a decline in the market value of the Company’s securities.  The Complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder.

On October 1, 2020, Joseph Mercurio filed a second putative class action complaint against the Company, Norris, Smith, and Barnes in the United States District Court for the Central District of California, which contains substantially the same factual allegations and legal claims as set forth in the Complaint, and is docketed as Case No. 2-20-cv-09030-DMG-PVCx.

On October 15, 2020, Paula Earley filed a third putative class action complaint against the Company, Smith, Norris, Barnes, Chief Strategy Officer Mike Rothans, and Chief Executive Officer Marc Thomas in the United States District Court for the Central District of California, which contains substantially the same factual allegations and legal claims as set forth in the Complaint, but defines the class period as April 29, 2020 through September 23, 2020, and alleges that the named defendants made additional false or misleading statements in connection with BolaWrap and the BolaWrap Pilot Program.  The complaint is docketed as Case No. 2-20-cv-09444-DMG-PVCx.

On October 20, 2020, the Hon. Dolly M. Gee issued an order to show cause why the above-described cases should not be consolidated under the caption In re Wrap Technologies, Inc. Securities Exchange Act Litigation, Case No. 20-8760-DMG (PVCx), with a single consolidated class action complaint or designated operative complaint.  As such, the Company expects that these cases will be consolidated, and that plaintiffs in these cases will file a consolidated amended complaint following the selection of a lead plaintiff pursuant to 15 U.S.C. § 78u-4(a)(3)(B). The Company believes that these cases are without merit and intends to vigorously defend against the claims raised therein.

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

Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our year ended December 31, 2019, as filed with SEC on March 10, 2020. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks including, but not limited to, the risk factor related to business interruptions, including interruptions resulting from the COVID-19 pandemic. The extent to which the COVID-19 impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. Any losses or damages we incur could have a material adverse effect on our financial results and our ability to conduct business as expected.

Additionally, the continued spread of COVID-19 and uncertain market conditions may adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered securities were issued during the three months ended September 30, 2020 that were not previously reported.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1
Certification of Thomas P. Smith, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2
Certification of James A. Barnes, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Thomas P. Smith, Principal Executive Officer, and James A. Barnes, Principal Financial Officer.*

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

October 29, 2020	WRAP TECHNOLOGIES, INC. By: /s/ JAMES A. BARNES James A. Barnes Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)