Form 10-K
period 2020-12-31
WRAP TECHNOLOGIES, INC.
filed 2021-03-04
CIK 1702924

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $196,229,092 based on the closing price as reported on the Nasdaq Capital Market (“Nasdaq”). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 37,644,556 shares of common stock, par value $0.0001 per share, as of March 3, 2021.

 Documents Incorporated by Reference

The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to portions of the registrant’s definitive proxy statement with respect to its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2020, pursuant to Regulation 14A.

TABLE OF CONTENTS

Page

PART I

ITEM 1.	Business
ITEM1A.	Risk Factors
ITEM 1B.	Unresolved Staff Comments
ITEM 2.	Properties
ITEM 3.	Legal Proceedings
ITEM 4.	Mine Safety Disclosures

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ITEM 6.	Selected Financial Data
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk
ITEM 8.	Financial Statements and Supplementary Data
ITEM 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
ITEM 9A.	Controls and Procedures
ITEM 9B.	Other Information
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
ITEM 11.	Executive Compensation
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13.	Certain Relationships and Related Transactions and Director Independence
ITEM 14.	Principal Accounting Fees and Services

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
Signatures
	Financial Statements	F-1

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

For purposes of this Annual Report, the terms “we,” “us,” “our” “Wrap” and the “Company” refer to Wrap Technologies, Inc. and its consolidated subsidiary.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

BolaWrap and Wrap are registered trademarks in the U.S. and certain other jurisdictions. They, along with our other common law trademarks, service marks or trade names appearing in this Annual Report are the property of the Company. Other trademarks, service marks or trade names appearing in this Annual Report are the property of their owners. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Annual Report.

ITEM 1. BUSINESS

Overview

We are a global public safety technology and services company delivering modern policing solutions to law enforcement and security personnel. We began sales of our first public safety product, the BolaWrap 100 remote restraint device, in late 2018. As an alternative to more traditional means of restraint and detainment, BolaWrap represents a breakthrough in the development of a less-lethal tool on the low end of the applied force continuum. As communities continue to ask for more compassionate and safe policing practices, BolaWrap is rapidly gaining worldwide awareness and recognition through media exposure, trade show participation, product demonstrations and word of mouth.

Since our 2018 launch, Wrap's sales and marketing efforts have generated over 9,000 inquiries from domestic and international law enforcement personnel. We have demonstrated the product to over 1,000 law enforcement agencies across the country, often with media in attendance, resulting in hundreds of media reports including television and print that has increased our product and brand awareness. Successful field uses, some reported in the media, have further increased product awareness and we believe is accelerating adoption of BolaWrap as an effective de-escalation tool.

To better facilitate sales enablement, Wrap promotes hands-on demonstrations and on-site train-the-trainer courses focused on integrating the BolaWrap into an officer's toolkit of devices and soft skills. We conduct local and regional in-person, webinar and on-line demonstrations and use of force and de-escalation training to support law enforcement agencies to respond to the rapidly changing public demands for modern less-lethal policing. We do not charge for product demonstrations or training as it is an integral part of our sales and marketing activities.

In December 2020, Wrap acquired NSENA, Inc. (“NSENA”), a virtual reality-based training simulator business targeting law enforcement and corrections. We now offer our Wrap Reality branded virtual reality training system and plan to incorporate BolaWrap and enhanced de-escalation and use-of-force training in future training content. Our training foundation employing virtual reality training methods positions Wrap to become a leader in de-escalation and safer policing training.

The immediate addressable domestic market for our products and virtual reality training services consists of over 15,000 agencies and 900,000 full-time sworn local, state and federal law enforcement officers in the U.S. and over 12 million police officers in over 100 countries we are targeting globally.

Our efforts are aimed at establishing a global brand around “BolaWrap” and “Wrap” and building the product and services foundation for continued business growth. We have created a strong and growing pipeline of market opportunities for our restraint product offering and training services within the law enforcement, military and homeland security business sectors domestically and internationally. Social trends demanding more compassionate and safe policing practices are expected to continue to drive our global business.

History

The Company was first established as a Delaware limited liability company in 2016, and has accomplished a number of key objectives since its founding, as follows:

Date	Milestone
March 2, 2016	Organized as Wrap Technologies, LLC, a Delaware limited liability company on by our founders Elwood G. Norris, Scot Cohen and James A. Barnes.
December 2016	Demonstrated our first prototype BolaWrap device.
March 31, 2017	Reorganized as a corporation and renamed Wrap Technologies, Inc.
November 2017	Began demonstrations and trial field deployments of our first production devices to a small number of U.S. law enforcement agencies.
December 2017
Wrap became a public company by completing a self-underwritten public offering, raising gross proceeds of approximately $3.49 million from the sale of 2,328,533 shares of our common stock, par value $0.0001 per share (“Common Stock”), at a public offering price of $1.50 per share.

July 31, 2018	First U.S. patent granted on the BolaWrap deployment system.
October 2018	Wrap demonstrated our new BolaWrap green line laser to the first law enforcement agency.
November 2018	First international sale of BolaWrap.
December 2018	Common Stock uplisted to trade on the Nasdaq Capital Market under symbol “WRTC”.
May 2019	Commenced distributing production green line laser equipped BolaWrap 100 devices and associated cartridges.
September 2019	Relocated corporate headquarters from Las Vegas, Nevada to a new sales, manufacturing, training and product development facility in Tempe, Arizona.
December 1, 2020	Changed stock symbol to “WRAP” to align with our global branding strategy.
December 14, 2020
Acquired NSENA, a developer and provider of a law enforcement training platform employing immersive computer graphics virtual reality with proprietary software, hardware and content. We have rebranded the business as Wrap Reality and believe our content library is one of the largest targeting law enforcement currently consisting of 47 training modules.

Industry Background

The market for use-of-force related products and devices includes law enforcement agencies, correctional facilities, military agencies, private security guard companies and retail consumers. We believe law enforcement officials are the opinion leaders regarding market acceptance of new public safety products. We are focused on the law enforcement agency segment of the market for our BolaWrap remote restraint solution and the Wrap Reality virtual reality system.

A number of recent well-publicized national events, such as the death of George Floyd, the protesting thereafter, the Capitol riots and other publicized encounters and events throughout 2020, have highlighted some of the challenges of modern policing and emphasized the need for more hands-off, less-lethal engagements and new approaches for more extensive officer training. Police reform and reorganization of police departments have now become a topic with heightened community focus and public engagement. We believe these events will garner additional government funding and community support for new law enforcement solutions and more focused training. In conversations with industry leading organizations such as the Major City Chiefs Association (MCCA), International Association of Chiefs of Police (IACP), and others, police reform is a priority and area of focus in the new Biden-Harris administration.

Currently, law enforcement agencies authorize a continuum of force options ranging from verbal commands to lethal force. Studies have concluded that most police officers never deploy lethal force in the course of their careers. Although a majority of law enforcement officers around the world are armed with firearms, only a small percentage will actually ever use them. Officers, however, use less-lethal force on a regular basis. Traditional tactics such as using a control hold, baton, club, or combat to control a suspect may result not only in a risk of injury to the suspect, but also a risk that the officer will be injured. Other force options including chemical spray, impact munitions and conducted electrical weapons (“CEWs”), not only risk injury, but are often controversial. Each weapon available to law enforcement has distinct advantages and disadvantages, and we believe law enforcement agencies require a variety of different tools for different situations.

We believe BolaWrap is a necessary tool to meet modern policing requirements when individuals do not respond to verbal commands. At the same time the public is demanding less-lethal policing. This is even more apparent in police interactions with the mentally ill. According to a report by The State of Mental Health in America, 2018, published by The Mental Health America an estimated 40 million adults in the U.S. suffer from mental health issues. And, in a 2015 report on The Role of Mental Illness in Fatal Law Enforcement Encounters, the Treatment Advocacy Center: Office of Research & Public Affairs, 7.9 million individuals have severe mental illness that affect their thinking and behavior. Amounting to somewhat fewer than four in every 100 adults in America, individuals with severe mental illness generate no less than one in ten calls for police service and occupy at least one in five prison and jail beds in the U.S. An estimated one in three individuals transported to hospital emergency rooms in psychiatric crisis are taken there by police. BolaWrap enables officers to safely and humanely take subjects into custody without injury to get them the help they need. BolaWrap restraint of individuals at a distance may offer reduced frequency of deployment of other control techniques, including CEWs, especially in encounters with the mentally ill.

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

We believe BolaWrap may have the benefit of increasing goodwill between public safety agencies and their communities. Community relations considerations can be particularly important at a time when almost any interaction with public safety officers can be recorded and scrutinized by the media and the public.

The industry response to BolaWrap confirms the need to fill a gap between verbal commands and pain inducing compliance tools. Our goal is to equip every public safety officer with the BolaWrap remote restraint solution.

Markets

We participate in the global non-lethal market that, according to the November 2020 report by Global Market Outlook, was estimated to be $6.8 billion in 2019 and is expected to grow to $8.1 billion in 2025 even factoring the impact of COVID-19. The following segments are our target markets:

Domestic and International Law Enforcement

Federal, state and local law enforcement agencies in the United States currently represent the primary target market for our products and services. According to the FBI’s Criminal Justice Information Services Division in 2018 there were over 800,000 local and state full-time law enforcement officers in the U.S. The U.S. Department of Justice in October 2019 reported that based on 2016 data, there were over 100,000 full-time federal officers primarily providing police protection and over 15,300 general purpose law enforcement agencies in the U.S.

Federal officers include over 37,000 customs and border patrol officers. We believe our product line can be an effective tool to safely assist in detention of individuals subject to the agency’s jurisdiction. The BolaWrap offers an additional tool for frontline agents to de-escalate encounters while effecting agent responsibilities.

Additionally, we have estimated an addressable international market of over 12.1 million police officers in the 100 largest police forces gathered from individual country statistics outside the U.S. We delivered our first international order in 2018 and in 2019 entered into agreements with our first international distributors. Through December 31, 2020 we have sold BolaWrap products to 36 countries. We currently anticipate that sales attributable to international markets will represent the majority of our sales in the fiscal year ending December 31, 2021. Our belief is based on the fact that sales of our products within the U.S. are characterized by longer sales cycles and regulatory issues versus international sales where purchase decisions are largely centralized at the national level.

Correctional Facilities

In 2005, the United States Bureau of Justice statistics (“Census of State and Federal Correctional Facilities, 2005,” U.S. Department of Justice, Bureau of Justice Statistics, published October 2008) estimated that there were 295,000 correctional officers in over 1,800 federal and state correctional facilities in the United States, therefore representing a large potential market for our products and services.

Private Security Firms and Guard Services

According to 2019 Bureau of Labor Statistics estimates (“Occupational Employment Statistics,” United States Department of Labor), there were approximately 1.1 million privately employed security guards in the U.S. They represent a broad range of individuals, including those employed by investigation and security services, hospitals, schools, local government, and others. We believe that some security personnel armed with the BolaWrap could be effective to de-escalate some encounters without eliminating other devices available today. Providing guards with the BolaWrap may reduce the potential liability of private security companies and personnel in such encounters.

In most countries private security personnel outnumbers police officers. Research produced and reported by The Guardian suggests there were over 20 million private security workers worldwide in 2017 and that global spending on private security was anticipated to exceed $240 billion in 2020. Just the ten largest target countries outside the U.S. had approximately 17 million security workers in 2017.

Although there are use cases in private security, correctional facilities and in military policing, we are currently targeting our products and services for law enforcement. We do not currently plan a consumer version of the device.

Virtual Reality Training Market

According to a 2019 report published by Allied Market Research, the virtual training and simulation market size was valued at $204.41 billion in 2019 and is projected to grow to $601.85 billion by 2027. Law enforcement and military are important segments of this market and the rise in awareness regarding virtual training and simulation drives market growth. Technology innovations now allow virtual reality to bring real world situations into the virtual space in a 360-degree immersion.

Wrap Products and Services

BolaWrap Remote Restraint

The BolaWrap 100 is our first remote restraint product. It is a hand-held remote restraint device that discharges an eight-foot Kevlar tether to entangle an individual at a range of 10-25 feet. Inspired by law enforcement professionals, the device allows law enforcement to safely and effectively control encounters on the low end of the applied-force continuum.

The BolaWrap 100 functions by wrapping an individual’s arms and/or legs, impeding a subject from fleeing a scene, rapidly approaching an officer, or inducing harm to themselves or others. This device enables officers to safely and humanely take subjects into custody without injury in order to get them the help they need.

The small, light, but rugged BolaWrap 100 is designed to provide remote restraint while other use of force continuum options remain open. The design of the device ensures a wide device-effectiveness zone; it will impede a subject’s movement when deployed at the arms or legs. A guiding laser ensures accurate placement of the Kevlar tether, mitigating the risk of injury to subject and officer by quickly ending an encounter. Quick ejection and rapid replacement of Bola cartridges allows one device to be reused in a single encounter or in multiple encounters.

There are limited effective options for remote engagement, so when verbal commands are ignored, law enforcement is faced with either going “hands on” or escalating to potentially injurious less-lethal forces or a firearm. The BolaWrap 100 has shown to be effective in restraining individuals, hindering the flight ability and reducing the ability to fight, allowing effective officer action. We believe our tool is essential to meet modern policing requirements in working with subjects who are incapable of responding to verbal commands. With increased public attention paid to mental illness and implicit bias, there has also been increased agency demand for an effective non-lethal tool that does not rely on pain compliance. We believe our device minimizes the need to employ other uses of force, including hand-to-hand combat and other less-lethal weapons.

The BolaWrap 100 does not rely on pain to gain compliance or electricity-enabled neuromuscular incapacitation for effectiveness. The wrapping effect is intended to impede flight while not inducing uncontrolled falls or injury. There is no issue of recovery time, as is the case with CEW, impact munitions or chemical devices. Other less-lethal weapons relying on “pain compliance” have been shown to have a largely adverse effect, often causing an incident to escalate into one causing injury to both subjects and officers.

We spend significant resources training law enforcement on the safe and effective use of the BolaWrap 100 in conjunction with de-escalation and apprehension techniques. However, like any restraining action, injuries may result from the use of BolaWrap or as a consequence of its use. Our training includes primary use cases that fall into the three broad categories routinely encountered by law enforcement and security personnel:

●
To remotely restrain and limit the mobility of an individual who is experiencing a mental health crisis, narcotics-induced psychosis, or other condition rendering them incapable of responding to law enforcement’s verbal commands but that presents a danger to law enforcement, the public or themselves if not restrained;
●
To remotely restrain and limit the mobility of an individual attempting to evade arrest or questioning, as well as individuals ignoring verbal commands from law enforcement. These individuals are commonly referred to as passively resistant or non-compliant; and
●
To assist in subduing individuals actively resisting arrest by limiting mobility, possibly making other engagement options less risky to officers and less injurious to individuals.

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

Early reports from a number of field deployments by law enforcement agencies during 2019 and 2020, on stationary as well as moving targets, have been encouraging and we expect additional use data in 2021. A field deployment is generally considered ‘successful’ by law enforcement agencies if compliance is achieved, and no additional force is required after the BolaWrap is exposed or used. Agencies have reported achieving compliance by utilizing the BolaWrap in the following ways:

●
By pointing the BolaWrap’s green line laser at the suspect in conjunction with verbal commands
●
Via the loud sound emitted by the BolaWrap upon deployment
●
Through the impact and/or restraint of the Kevlar cord around the suspect
●
When used in conjunction with other less-lethal tools

We request that all agencies fill out a Use of Device Report when the BolaWrap is used during an encounter in the field. However, not all field deployments are reported to us by law enforcement agencies, as many consider the deployment of the BolaWrap to be low level that does not constitute a reportable use of force. Some deployments to date have been captured on bodycam and shared with the public. Others were reported by the agency or the media but were not captured on bodycam. As more agencies adopt the BolaWrap onto their duty belts, we believe we will continue to see an increase in the rate of field deployments, which we anticipate will contribute to further adoption of the device by law enforcement worldwide.

We are unable to predict the market acceptance of BolaWrap products or the level of future sales. We believe we can grow orders and shipments during 2021. We plan to extend the product line with additional models and features in the future. However, there can be no assurance of the timing or quantity of orders or sales in future periods. See “Risk Factors” included below in this Annual Report for additional information regarding risks and uncertainties associated with our business.

Wrap Reality

During 2019, we partnered with an independent technology company to scope and configure a virtual reality system and developed training scenarios using BolaWrap. We used the system and scenarios during two large trade shows in October and November 2019. In December 2019 we installed a system in our Tempe training facility being used for demonstrations and training. During 2020, we outlined situations and contracted for additional virtual reality scenarios that we received in January 2021.

In December 2020 we acquired NSENA Inc. (“NSENA”), a developer and provider of a law enforcement training system employing immersive computer graphics virtual reality with proprietary software-enabled content. The NSENA system leverages high-quality enterprise head-mounted devices (HMDs) and a high-GPU gaming personal computer to power proprietary software. We have rebranded the system, software and business as Wrap Reality and believe our content library is one of the largest targeting law enforcement currently consisting of 47 training scenarios. Wrap Reality’s scenarios were developed by and for police officers and cover a wide array of skills and scenarios including de-escalation, conflict resolution and all levels of use-of-force.

Wrap Reality takes advantage of the most advanced virtual reality hardware available. The Wrap Reality system allows up to two participants to enter the simulated training environment simultaneously, and customized weapons controllers enable trainees to engage in strategic decision making along the force continuum.

While we are marketing and selling the current Wrap Reality system, we plan to integrate previous scenarios into a robust platform integrated with BolaWrap and additional de-escalation techniques into new Wrap Reality scenarios. We also seek to enhance the Wrap Reality experience through software and platform innovation.

Wrap Armor

We have designed, tested and obtained independent certification for our Wrap Armor labeled 20” x 30” rifle rated police shield and a pistol rated patrol shield. In April 2020 we delivered our first order of Wrap Armor shields. We believe our strong and light National Institute of Justice 0108.01 Type III (High Powered Rifle) compliant tactical shield offers police agencies an affordable defense against increasingly sophisticated threats. We are currently evaluating and testing additional models and sizes, securing sources of supply and determining the sales and marketing resources to be allocated to market this product line. We have not yet developed our plans for this or similar shield products.

Selling, Marketing and Training

Our sales, marketing and training organizations work together closely to drive revenue growth by enhancing market awareness of our solutions, generating leads, building a strong sales pipeline and cultivating customer and distributor relationships.

Sales

Law enforcement agencies represent our primary target market. In this market, we expect that the decision to purchase BolaWrap product and accessories will normally be made by a group of people including the agency head, his/her training staff, and use of force and weapons experts. The decision sometimes involves political decision-makers, such as city council members and various committees. Although we expect the decision-making process for a remote restraint device will be less complicated than that for other less-lethal products such as CEWs, the process may take as little as a few weeks or as long as a year or more partially due to budgeting reasons and other distractions of agencies. For instance, during the summer of 2020, the U.S. had a significant number of protests in many major cities, which took agency time away from proactive planning actions.

We employ demonstrations as a primary sales step with demonstrations scheduled from the over 9,000 law enforcement leads created by our marketing activities since 2018. Demonstrations are generally followed by delivery of product for test and evaluation and training with selected agencies. Some of these deliveries are paid sales and some are issued as an incentive, with the goal and expectation of larger future sales of devices and cartridges. In 2019 and 2020, we demonstrated to more than 250 agencies and 690 agencies, respectively. We and our distributors seek, when possible, to convert demonstration and training deliveries to sales or after a trial period to have the devices returned for use as further demonstration or training devices. We consider training as an integral element of our sales and marketing approach and believe that departments that have trained instructors knowledgeable about our product will be more likely to purchase devices. We provide our product training as a service to agencies; however, training may be fee-based in the future.

Initial sales in 2018 and early 2019 were made by our executive and sales employees. In June 2019, we implemented a channel distribution strategy in which we sell our products to existing independent regional police equipment distributors who then sell to local law enforcement agencies. We are focusing our internal sales, sales support and business development resources on building relationships with large agencies and actively supporting distributors. Our sales force is currently comprised of 20 professionals. This team includes sales and business development personnel primarily in the field working directly with agencies, distributors and their customers and providing sales support including supporting demonstration and training contractors. In addition to full-time sales, sales support and business development personnel from time to time we utilize part-time consultants with law enforcement or government agency expertise to support our sales and marketing activities.

We currently have distribution agreements with 14 domestic distributors representing all 50 states and Puerto Rico. These nonexclusive and cancelable agreements provide certain territorial rights to distributors but allow us to sell direct to certain agencies.

We have distribution agreements with 35 international distributors. These agreements are generally exclusive, require minimum performance and allow us to sell direct to customers subject to certain compensation. We focus significant sales and business development efforts to support our international distributors.

While one of our sales managers is focused on sales of Wrap Reality virtual reality systems, we are training our demonstration, training and other staff and our distributors on the virtual reality training product to build awareness and grow sales. We are also seeking to partner with other organizations to enhance our virtual reality sales, marketing and technology. We are currently collaborating with the National Tactical Officers Association (NTOA) to assist in creating virtual reality training scenarios responsive to the needs of their 40,000 members from specialties that include patrol, Tactical Emergency Medical Support (TEMS), crisis negotiations, canine, corrections, sniper, protective operations, explosives, command, tactical dispatchers, behavioral sciences and others.

Marketing

Prospective customers learn about Wrap solutions through a variety of ways, including targeted social media, paid advertising, media, press releases, web site searches, sales calls and public relations. When a lead is generated through our marketing activities and qualified, we connect them with a sales representative and/or a distributor to discuss their needs and the solutions in which they are interested. We track our marketing and sales activities to provide immediate preview into activities, leads, quotes and pipeline opportunities. We believe we are developing a strong pipeline of opportunities for Wrap solutions.

Our marketing staff also engages with local, state and federal agencies and personnel both directly and through professional firms that advocate less-lethal engagements and increased education and training.

We actively promote our brands and believe the Wrap and BolaWrap tradenames are becoming increasingly known world-wide as the pioneer and leader in remote restraint. We participate in a variety of domestic and international trade shows and conferences, both directly and with our distributors. We expect our marketing efforts will also continue to benefit from significant free media coverage.

We intend to increase the use of our trademarks throughout our product distribution chain and believe growing brand awareness will assist in expanding our business. We believe our reputation as a pioneer in the new category of remote restraint, strong training and product support provide us competitive advantages.

Demonstration, Training and Support

The Company maintains a demonstration and training department as a part of its sales and marketing activities and does not charge for product demonstrations or training. Training is not a condition or requirement of sale as most sales are made through distributors to their end customers. The Company conducts local and regional in-person, webinar and on-line demonstrations and use of force and de-escalation training to support law enforcement agencies with no purchase requirement. Such training may occur before or after initial or subsequent purchase or field deployment of the Company’s products. The Company believes that law enforcement trainers and officers that have seen demonstrations or have been trained about its products are more supportive of their departments purchase and deployment of product.

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

BolaWrap Master Instructors are considered independent contractors and are required to have law enforcement training experience and be effective communicators. In order to be certified as a Master Instructor, candidates must complete a two-day Master Instructor school at our Tempe training facility, observe a Train the Trainer course and then be observed teaching a Train the Trainer Course. We have 52 Master Instructors, residing in 24 states that have completed the two-day course and more than 40 have been certified as Master Instructors allowing them to conduct Instructor Certification Training. In addition, we have seven Master Instructors who have been designated Senior Master Instructors qualified to teach and certify other Master Instructors.

BolaWrap Instructors are generally sworn law enforcement officers, typically department trainers, defensive tactic instructors or SWAT officers. To be certified as a BolaWrap Instructor, individuals must attend a five-hour BolaWrap Instructor certification course, pass a written exam and show proficiency in deploying and using the BolaWrap. We also assist Instructors on lessons learned and best practices for teaching line officers in the use of BolaWrap. The nature and extent of line officer training is at each agency’s discretion. Instructor certification is effective for two years after which it requires renewal.

We employ a cloud-based software system, the Wrap Learning Management System, to schedule and organize training events, registration and training records. This software also hosts training resources and materials including a 30-minute BolaWrap Familiarization Course that distributors, purchasers and other interested parties are highly encouraged to utilize to educate themselves on BolaWrap use.

We have assembled a team of five experienced and well-known trainers from different regions across the U.S. that form the Wrap Training Academy Advisory Board. The Wrap Training Academy Advisory Board provides guidance to maintain a high-quality training program for Wrap products.

Since launching our ‘Train the Trainer’ program in October 2018, we now have at least one individual at over 520 U.S. police departments that has received formal training and over 1,550 officers are currently certified BolaWrap 100 instructors qualified and certified to train line officers. We encourage training prior to use of the BolaWrap 100 by individual departments but the nature and extent of training, if any, is at the discretion of each the individual agency.

We also demonstrate and provide training on our Wrap Reality platform and modules.

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

Our Strategy

Our product and training solutions continue to gain worldwide awareness and recognition through media exposure, product demonstrations, and word of mouth as a result of positive responses and increased acceptance of our solutions. We believe we have a strong global brand, technology and product foundation, which we continue to expand to serve new markets and customers for greater business growth. We believe we have strong market opportunities for our product solutions throughout the world in the law enforcement, defense, public safety and security sectors as a result of increasing threats by non-compliant individuals and the demand for less-lethal policing. We believe our training and virtual reality platform are positioned in rapid growth markets worldwide.

Our commercialization strategy focuses on the immediate addressable domestic market of approximately 900,000 full-time sworn officers in over 15,300 federal, state and local law enforcement agencies and the over 12.1 million police officers in the 100 largest police forces internationally. Our goal is to realize the potential of our entire suite of technology solutions targeting law enforcement and security personnel worldwide.

In 2021 we intend to continue operating with financial discipline in order to create value for our stockholders. We intend to continue the pursuit of domestic and international business opportunities with our network of well-established distributors and grow our revenues. We plan to develop improved and new products to our portfolio including products for use by security and related personnel. We also seek business initiatives and opportunities including acquisitions and collaborations that may be complementary to existing product and service offerings through our sales network.

Manufacturing and Suppliers

Manufacturing

We believe maintaining scalable manufacturing capabilities is essential to the performance of our products and the growth of our business. Our manufacturing and assembly involve unique processes and materials. We contract with third-party suppliers to produce various parts, components and subassemblies. We established initial startup production in our Las Vegas facility in 2018. In October 2019, we completed a move and started production at our new facility in Tempe, Arizona. This facility now includes our corporate administration, sales, training, engineering, manufacturing and warehousing. In our Tempe facility, we complete the final assembly, test and ship our products. We have refined our internal processes to improve how we design, test, and qualify products. We continue to implement rigorous manufacturing and quality processes to track production and field issues. We implement design and component changes periodically to reduce our product costs and improve product reliability and manufacturability.

Suppliers

We minimize inventories and maximize the efficiency of our supply chain by having a number of components and sub-assemblies produced by outside suppliers. We rely on one supplier for laser assembly with some parts sole sourced from other suppliers. We also rely on one supplier for certain virtual reality hardware. We are making efforts to source alternative suppliers to reduce such reliance. Our ability to assemble and manufacture our products could be adversely affected if we were to lose a sole source supplier and were unable to find an alternative supplier. We believe we have developed strong relationships with our key suppliers. If these suppliers should experience quality problems or part shortages, our production schedules could be significantly delayed, or our costs significantly increased.

Backlog

At December 31, 2020, we had backlog of approximately $120,000 expected to be delivered in the first quarter of 2021. The amount of backlog at any point in time is dependent upon order timing, scheduled delivery dates to our customers and product lead times. Most domestic orders are shipped shortly after order and backlog is typically associated with larger international orders. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation in the normal course of business.

Warranties

We warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase. The warranty will be generally a limited warranty, and in some instances impose certain shipping costs on the customer. We expect in most cases it will be more economical and effective to replace the defective device rather than repair.

Competition

We target the BolaWrap product as a new solution for law enforcement and not as a replacement for other devices currently in use. However, we do compete with other use of force products for budget dollar allocations. Law enforcement agencies may also determine that we are an alternative to other solutions in spite of such positioning.

Other use of force devices, including CEWs, pepper spray, batons, and impact weapons may compete with the BolaWrap product indirectly. Many law enforcement and corrections personnel consider such less-lethal weapons to be distinct tools, each best-suited to a particular set of circumstances. Consistent with this tool kit approach, purchasing any given tool does not preclude the purchase of one or several more. In other cases, budgetary considerations and limited space on officers’ belts dictate that only a limited number of devices will be purchased and carried. We believe the BolaWrap’s unique remote restraint use, effectiveness, and low possibility of injury will enable it to compete effectively against other alternatives.

There are a number of competitors offering virtual reality simulators for law enforcement to compete with Wrap Reality. We also compete against established video-based simulators. There are other virtual reality providers and developers focused on other applications that may in the future elect to develop and compete in the law enforcement training space.

Our Wrap Armor ballistic shield products, in addition to competing for law enforcement budget dollars, also competes with many other shield manufacturers.

Many of our present and potential future competitors have, or may have, substantially greater resources to devote to compete in the law enforcement market and to further technological and new product developments. Also, these competitors or others may introduce products with features and performance competitive to our product.

Government Regulation

The BolaWrap 100 is classified as a “firearm” by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”), and is subject to federal firearms-related regulations. We hold two Federal Firearms Manufacturing Licenses that expire in 2022 through 2023. ATF regulations are enforced by surveillance and inspection. If ATF finds a violation, it can institute a wide range of enforcement actions, ranging from public warnings to more severe sanctions such as fines, penalties, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions or total shutdown of production, and criminal prosecution.

Many states also have regulations restricting the sale and use of certain firearms and may determine their own classification and restrictions irrespective of ATF regulation. In most cases, the law enforcement and corrections market are subject to different ATF and state regulations or exemptions than the private citizen market, and we do not expect additional state restrictions or approvals for sales to law enforcement. Where different regulations exist, we expect that the regulations affecting the private citizen market may also apply to the private security markets, except as the applicable regulations otherwise specifically provide.

We are subject to a variety of government laws and regulations that apply to companies engaged in international operations, including, among others, the Foreign Corrupt Practices Act, U.S. Department of Commerce export controls, local government regulations and procurement policies and practices (including regulations relating to import-export control, investments, exchange controls and repatriation of earnings). The BolaWrap 100 is also considered a crime control product by the U.S. government. Accordingly, the export of our devices is regulated under export administration regulations. As a result, we must obtain export licenses from the Department of Commerce for all shipments outside the U.S. We do not expect the need to obtain these licenses will cause a material delay in our foreign shipments. Export regulations also prohibit the further shipment of our products from foreign markets in which we hold a valid export license to markets in which we do not hold an export license for our products. International destination regulations, which may affect our device, and sale thereof, are numerous and often unclear. We work with our international distributors, agents and advisors who are familiar with the applicable import regulations in each of our targeted international markets.

Our products are produced to comply with standard product safety requirements for sale in the U.S. and similar requirements for sale in international markets. We are developing additional models of restraint devices that may be subject to different or additional international, federal and state regulations. We expect to meet the electrical and other regulatory requirements for any future electronic systems or components we develop for sale throughout the world.

Intellectual Property Rights and Proprietary Information

We intend to vigorously protect our intellectual property assets including issued patents, pending patents, trademarks, copyrights, trade craft, contractual obligations and trade secrets such as know-how. Our policy is to enter into confidentiality and nondisclosure agreements with key employees and consultants or third party to whom any of our proprietary information is disclosed. These agreements prohibit the disclosure of confidential information to others, both during and subsequent to employment or the duration of the working relationship. These agreements may not prevent disclosure of confidential information or provide adequate remedies for any breach. We rely on copyrights, trade secrets and other proprietary rights to protect the content of our training services including the Wrap Reality virtual reality training software and content.

In addition to such factors as innovation, technological expertise, and experienced personnel, we believe strong product offerings that are continually upgraded and enhanced will keep us competitive, and we seek patent and other intellectual property protection on important technological improvements that we make. Prior to the filing and granting of patents, our policy is to disclose key features to patent counsel and maintain these features as trade secrets prior to product introduction. Patent applications may not result in issued patents covering all important claims and could be denied in their entirety.

We currently have ten issued U.S. patents related to the BolaWrap technology and nine additional U.S. patents pending. In September 2018, we commenced filing our first foreign patent applications targeting the European Union (38 countries) and 17 other countries, of which two have issued to date. We have reserved rights to file additional foreign patents. The failure to obtain patent protection or the loss of patent protection on our existing and future technologies or the circumvention of our patents by competitors could have a material adverse effect on our ability to compete successfully.

We have been granted trade name protection for “BolaWrap” and “Wrap” in multiple countries and expect to employ a combination of registered and common law trade names, trademarks and service marks in our business. We rely on a variety of intellectual property protections for our products and technologies, including contractual obligations, and we intend to pursue a policy of vigorously enforcing such rights.

The law enforcement product and services industry is characterized by frequent litigation regarding patent and other intellectual property rights. Others, including academic institutions and competitors, hold numerous patents in less-lethal and related technologies. Although we are not aware of any existing patents that would materially inhibit our ability to commercialize our technology, others may assert claims in the future. Such claims, with or without merit, may have a material adverse effect on our financial condition, results of operations or cash flows.

Research and Development

Our research and development initiatives are led by our internal personnel and make use of specialized consultants when necessary. These initiatives include basic research, mechanical engineering design and testing. Future development projects will focus on new versions of the BolaWrap technology and new public safety technologies.

For the fiscal years ended December 31, 2020 and 2019, we spent approximately $2.8 million and $2.2 million, respectively, on company-sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas. During 2021 in addition to continued development and enhancement of our remote restraint products we expect to incur additional costs improving our training systems including enhancing our Wrap Reality simulator and related content.

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

As a part of our acquisition of NSENA in December 2020, we agreed to pay additional earn-out consideration equal to 10% of net revenues (or a lesser amount equal to 50% of direct profit) from specific identified prospects that become revenue customers before September 30, 2021, but only on amounts collected between consummation of the acquisition and June 30, 2022.

Seasonality

We do not expect to experience any significant seasonality trends. However, seasonality trends may occur in the future.

Financial Information about Customer Concentration and Geographic Areas

Financial information regarding customer concentration and geographic areas in which we operate is contained in Note 16, Major Customers and Related Information to our consolidated financial statements.

Human Capital

Executive Officers

The current executive officers of Wrap Technologies, Inc. and their ages and business experience are set forth below.

Thomas P. Smith, age 53, joined the Company in March 2019 as President. In October 2020 he was also appointed as Interim Chief Executive Officer. Mr. Smith co-founded TASER International (now Axon Enterprise, Inc.) (“TASER”) in 1993. He served as President of TASER until October 2006, and as Chairman of the Board of Directors of TASER from October 2006 until he retired to pursue entrepreneurial activities in February 2012. Amongst his most significant roles and responsibilities at TASER, Mr. Smith managed domestic and international export sales, significantly expanding the sale and distribution of TASER’s products, including sales to more than 17,200 federal, state and local law enforcement agencies in over 100 countries. In 2012 he co-founded Achilles Technology Solutions, LLC (“Achilles”), and through its wholly-owned subsidiary ATS Armor, LLC (“ATS Armor”), which he co-founded in 2015, developed products for law enforcement and military. Mr. Smith served as the Managing Member of Achilles from 2012 to January 2020. In addition, Mr. Smith served as the Managing Member of ATS Armor and ATS MER (“ATS MER”), a research and development company acquired by Achilles in 2015 that was primarily funded by government SBIR contracts, until March 2019 and February 2019, respectively. ATS Armor filed a petition for Chapter 7 Bankruptcy in March 2019, and ATS MER filed a petition for Chapter 7 Bankruptcy in February 2019. Mr. Smith holds a B.S. degree in Ecology and Evolutionary Biology from the University of Arizona and a M.B.A. degree from Northern Arizona University.

Scot Cohen age 52, cofounded the Company with Messrs. James Barnes and Elwood Norris in March 2016, and currently serves as its Executive Chair since July 2017. Prior to that, he served as a Manager until the Company’s incorporation in March 2017 at which time he was appointed to serve as the Company’s Corporate Secretary until January 2018. Mr. Cohen has over 20 years of experience in institutional asset management, wealth management, and capital markets. He currently manages several operating partnerships that actively invest in the energy sector in addition to maintaining an active investment portfolio in various public companies, early-stage private companies, hedge funds and alternative assets including real estate. Some of these include serving as Principal of the Iroquois Capital Opportunity Fund, a closed end private equity fund he founded in 2010 which focuses on investments in North American oil and gas assets; as the Manager of V3 Capital, LLC, an investor in public and private companies that he also founded in 2015; and was the co-founder of Iroquois Capital Investment Group, LLC. Mr. Cohen currently sits on the board of directors of Charlie’s Holding, Inc., and serves as Executive Chair of the Board of Petro River Oil Corp. since 2012. Mr. Cohen earned his Bachelor of Science degree from Ohio University.

James A. Barnes age 66, cofounded the Company with Messrs. Elwood Norris and Cohen in March 2016, and currently serves as Chief Financial Officer, Secretary and Treasurer. He served as Manager until the Company’s incorporation in March 2017 when he was appointed President and Chief Financial Officer. He served as a member of the Company’s Board of Directors from March 2017 to November 2018. In January 2018 he was appointed to the additional positions of Secretary and Treasurer and resigned as President. He has served as the President of Sunrise Capital, Inc., a private venture capital and financial and regulatory consulting firm, since 1984. He was Chief Financial Officer of Parametric Sound Corporation (now Turtle Beach Corporation) from 2010 to February 2015, and from February 2015 to February 2017 served as Vice President Administration at Turtle Beach Corporation. Since 1999, he has been Manager of Syzygy Licensing LLC, a private technology invention and licensing company he owns with Mr. Elwood Norris. He previously practiced as a certified public accountant and management consultant with Ernst & Ernst, Touche Ross & Co., and as a principal in J. McDonald & Co. Ltd., Phoenix, Arizona. He graduated from the University of Nebraska with a Bachelor of Arts Degree in Business Administration in 1976 and is a certified public accountant (status: inactive).

Elwood G. Norris age 82, cofounded the Company with Mr. Barnes and Mr. Cohen in March 2016 and currently serves as the Company’s Chief Technology Officer. He served as a director on the Company’s Board of Directors from March 2017 to January 2018. He was previously a director and President of Parametric Sound Corporation (now Turtle Beach Corporation) from 2010 to February 2015, and from February 2015 to September 2016 he served as Chief Scientist, a non-executive position, at Turtle Beach. He was a director of LRAD Corporation (now Genasys Inc.) from August 1980 to June 2010. He served as Chairman of LRAD Corporation’s Board of Directors, an executive position, in which he served in a technical advisory role and acted as a product spokesman from September 2000 to April 2009. He is an inventor, and has authored more than 80 U.S. patents, primarily in the fields of electrical and acoustical engineering, and has been a frequent speaker on innovation to corporations and government organizations. He is the inventor of our BolaWrap technology. Mr. Elwood Norris is a majority owner of Syzygy but has no employment or management relationship with Syzygy.

Executive officers serve at the discretion of the board of directors.

Employees

We employ 52 full-time employees with 50 in the United States and two located in the United Kingdom. In addition to our four executive officers, we had 24 persons engaged in sales, marketing, sales support and training, 12 in production, eight in research and development and four in administration. In addition, we engage consultants from time to time to provide additional sales, marketing, training and research and development services, and anticipate engaging consultants going forward to supplement our full- and part-time personnel.

We are dedicated to preserving operational excellence and remaining an employer of choice. We provide and maintain a work environment that is designed to attract, develop and retain top talent through offering our employees an engaging work experience that contributes to their career development. We recognize that our success is based on the collective talents and dedication of those we employ, and we are highly invested in their success.

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

Our Internet address is www.wrap.com. Information contained on our website is not part of this Annual Report. Our SEC filings (including any amendments) are also made available free of charge on www.wrap.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Risk Factors Relating to Our Business and Industry

We have a history of operating losses, expect additional losses and may not achieve or sustain profitability.

We have a history of operating losses and expect to incur additional losses until we achieve sufficient revenue and resulting margins to offset our operating costs. Our net loss for the years ended December 31, 2020 and 2019 was $12,580,209 and $8,325,488, respectively. Our ability to achieve future profitability is dependent on a variety of factors, many of which are outside of our control. Failure to achieve profitability or sustain profitability, if achieved, may require us to raise additional financing, which could have a material negative impact on the market value of our Common Stock.

Global economic conditions or business interruptions related to the COVID-19 pandemic or other events may negatively impact our financial conditions and results of operations.

We are monitoring the impact of the COVID-19 pandemic, which has caused significant uncertainty and disruption to global financial markets and supply chains, beginning in early calendar year 2020. The significance of the operational and financial impact of the COVID-19 pandemic will depend on how long and widespread the uncertainty and disruption continue. The extent to which the COVID-19 pandemic impacts our financial conditions and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak and the actions being taken to contain and treat it. Uncertainty surrounds the duration and broader impact of the COVID-19 pandemic and therefore, the effects it will have on our financial results and operations. If economic or market conditions in key global markets deteriorate, we may experience material adverse effects on our business, financial condition and results from operations.

Factors deriving from the domestic and international response to the COVID-19 pandemic that may negatively impact sales and gross margin in the future include but are not limited to: limitations on the ability of our suppliers to meet delivery requirements and commitments; limitations on the ability of employees to perform their work due to illness caused by the pandemic or local, state or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver products to customers; limitations on the ability of our customers to conduct their business and purchase our products and services; and limitations on the ability of our customers to pay us on a timely basis.

Substantially all of our employees are located in the U.S. In addition to our employees, we rely on (i) distributors, agents and third-party logistics providers in connection with product sales and distribution and (ii) raw material and component suppliers in the U.S., Canada, Europe and China. If we, or any of these third-party partners encounter any disruptions to our or their respective operations or facilities, or if we or any of these third-party partners were to shut down for any reason, including by pandemic, fire, natural disaster, such as a hurricane, tornado or severe storm, power outage, systems failure, labor dispute, or other unforeseen disruption, then we or they may be prevented or delayed from effectively operating our or their business, respectively.

We may need additional capital to execute our business plan, and raising additional capital, if possible, by issuing additional equity securities may cause dilution to existing stockholders. In addition, raising additional capital by issuing additional debt instruments may restrict our operations.

Although we believe we have adequate financial resources to fund our operations and capital needs for at least the next twelve months, and that we may be able to generate funds from product sales during that time, existing working capital may not be sufficient to achieve profitable operations due to product introduction costs, operating losses and other factors. Principal factors affecting the availability of internally generated funds include:

●
failure of product sales and services to meet planned projections;
●
government spending levels impacting sales of our products;
●
working capital requirements to support business growth;
●
our ability to integrate acquisitions;
●
our ability to control spending;
●
our ability to collect accounts receivable; and
●
acceptance of our products and services in planned markets.

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

We expect to be dependent on sales of our BolaWrap product for the foreseeable future, and if this product is not widely accepted, our growth prospects will be diminished.

We expect to depend on sales of the BolaWrap product and related cartridges for the foreseeable future. A lack of demand for this product, or its failure to achieve broader market acceptance, would significantly harm our growth prospects, operating results and financial condition. To execute our business plan successfully, we will need to execute on the following objectives, either on our own or with strategic collaborators:

●
Grow our commercialization of the BolaWrap product, and develop additional future products and accessories for commercialization;
●
Maintain required regulatory approvals for our products in global market locations;
●
Expand and, as required, enforce our intellectual property portfolio for the BolaWrap product and other future products;
●
Maintain sales, distribution and marketing capabilities, and/or enter into strategic partnering arrangements to access such capabilities, and;
●
Grow market acceptance for the BolaWrap 100 and/or other future products.

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

We warrant our products to be free from defects in materials and workmanship for a period of up to one year from the date of purchase. We may incur substantial and unpredictable warranty costs from post-production product or component failures. Future warranty costs could further adversely affect our financial position, results of operations and business prospects.

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

We sell our products worldwide and have exported to multiple countries. We expect exports to continue to be a significant part of our future business. The risks inherent in international trade may reduce our international sales or impede growth and harm our business and the businesses of our customers and our suppliers. These risks include, among other things:

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

These and other risks may preclude or curtail international sales or increase the relative price of our products compared to those manufactured in other countries, reducing the demand for our products. Failure to comply with U.S. and international governmental laws and regulations applicable to international business, such as the Foreign Corrupt Practices Act or U.S. export control regulations, could have an adverse impact on our business with the U.S. and international governments.

We anticipate that a majority of our revenue in the short-term will be generated from international sales, which may adversely affect our ability to timely collect accounts receivable.

During the year ended December 31, 2020, we generated approximately 64% of our revenue from international sales, 56% of which was uncollected at the end of the fiscal year. Due principally to the longer sales cycle and regulatory issues associated with domestic sales versus international sales, we currently anticipate that a substantial portion of our sales in the year ended December 31, 2021 will be generated from international orders.  In the event we are unable to timely collect account receivables associated with international sales, or collection of such international sales are delayed, our financial condition could be adversely and materially affected.

If we are unable to manage our projected growth, our growth prospects may be limited, and our future profitability may be adversely affected.

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

We may not be able to successfully integrate acquisitions in the future, and we may not be able to realize, revenue enhancements or other synergies from such acquisitions.

On December 14, 2020, we acquired substantially all of the virtual reality system assets and business of NSENA. Our ability to successfully implement our business plan and achieve targeted financial results and other benefits including, among other things, greater market presence and development, and enhancements to our product portfolio and customer base, is dependent on our ability to successfully identify, consummate and integrate acquisitions, including NSENA as well as other businesses we may acquire in the future. We may not realize the intended benefits of the NSENA acquisition or the acquisition of other businesses in the future as rapidly as, or to the extent, anticipated by our management. There can be no assurance that we will be able to successfully integrate the NSENA business or any other acquired businesses, products or technologies without substantial expenses, delays or other operational or financial problems. Acquisitions, including our acquisition of NSENA, involve a number of risks, some or all which could have a material adverse effect on our acquired businesses, products or technologies. Furthermore, there can be no assurance that the NSENA business or any other acquired business, product, or technology will be profitable or achieve anticipated revenues and income. Our failure to manage our acquisition and integration strategy successfully could have a material adverse effect on our business, results of operations and financial condition. The process of integrating an acquired business involves risks, including but not limited to:

●
Demands on management related to changes in the size and possible locations of our businesses and employees;
●
Diversion of management's attention from the management of daily operations;
●
Difficulties in the assimilation of different corporate cultures, employees and business practices;
●
Retaining the loyalty and business of the employees or customers of acquired businesses;
●
Retaining employees that may be vital to the integration of acquired businesses or to the future prospects of the combined businesses;
●
Difficulties and unanticipated expenses related to the integration of departments, information technology systems, including accounting systems, technologies, books and records, and procedures, and maintaining uniform standards, such as internal accounting controls, procedures, and policies;
●
Costs and expenses associated with any undisclosed or potential liabilities, and;
●
The use of more cash or other financial resources on integration and implementation activities than we expect.

Failure to successfully integrate NSENA or any other acquired business in the future may result in reduced levels of revenue, earnings, or operating efficiency than might have been achieved if we had not acquired such businesses.

In addition, the acquisition of NSENA and any future businesses could result in additional debt and related interest expense, contingent liabilities, and amortization expenses related to intangible assets, as well as the issuance of our Common Stock, which could have a material adverse effect on our financial condition, operating results, and cash flow.

Government regulation of our products may adversely affect sales.

Our device is classified as a firearm regulated by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”) involving substantial regulatory compliance. ATF regulations are enforced by surveillance and inspection. If ATF finds a violation, it can institute a wide range of enforcement actions, ranging from public warnings to more severe sanctions such as fines, penalties, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions or total shutdown of production, and criminal prosecution. Any such actions could have a material adverse impact on our operations.

Our device may face state restrictions, especially regarding sales to security agencies. Our product sales may be significantly affected by federal, state and local regulation. Failure to comply with regulations could also result in the imposition of fines, penalties and other actions that could adversely impact our financial position, cash flows and operating results.

Our product is also controlled by the U.S. Department of Commerce (“DOC”) for exports directly from the United States. Consequently, we need to obtain export licenses from the DOC for the export of our products from the United States. Compliance with or changes in U.S. export regulations could significantly and adversely affect any future international sales.

Certain foreign jurisdictions may restrict the importation or sale of our products, limiting our international sales opportunities.

Our products, including the BolaWrap 100, have limited issued patents or other intellectual property protection. If we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights.

Our future success depends in part upon our proprietary technology. We currently own ten issued U.S. patents related to the BolaWrap 100 and have nine U.S. patents pending. We have filed foreign patent applications in the European Union (up to 38 countries) and 17 other countries, and reserved our rights to file additional foreign patents. Our protective measures taken thus far, including our issued patents, pending patents, issued and pending trademarks and trade secret laws, may prove inadequate to protect our proprietary rights. There can be no assurance we will be granted any patent rights from pending patents. The scope of any possible patent rights may not prevent others from developing and selling competing products. The validity and breadth of claims covered in any possible patents involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, lengthy, and expensive. In addition, any patents, if granted, may be held invalid upon challenge, or others may claim rights in or ownership of our patents.

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

If we are forced to take any of the foregoing actions, we could face substantial costs and shipment delays and our business could be materially harmed. Although we carry general liability insurance, our insurance may not cover potential claims of this type or be adequate to indemnify us for all liability that may be imposed.

In addition, it is possible that our distributors and customers may seek indemnity from us in the event that our products are found or alleged to infringe the intellectual property rights of others. Any such claim for indemnity could result in substantial expense to us that could harm our operating results.

Competition in the law enforcement market could reduce our sales, make our products obsolete or inferior and prevent us from achieving profitability.

The law enforcement market is highly competitive. We face competition from numerous larger, better capitalized, more experienced and more widely known companies that make restraint devices, less-lethal weapons and other law enforcement products. One or more of our competitors may have developed or may succeed in developing technologies and products that are more effective than any of ours, rendering our technology and products obsolete or noncompetitive. Increased competition could result in reduced sales, greater pricing pressure, lower gross margins, and prevent us from achieving profitability.

Foreign currency fluctuations may reduce our competitiveness and sales in international markets.

The relative change in currency values creates fluctuations in product pricing for future potential international customers. These changes in international end-user costs may result in lost orders and reduce the competitiveness of our products in certain international markets. These changes may also negatively affect the financial condition of some international customers and reduce or eliminate their future orders of our products.

Our business is dependent on the continued services of our executive team and key employees.

Our business and operations are substantially dependent upon the experience and continued service of our executive team including our President and Interim Chief Executive Officer, Thomas Smith. We do not maintain “key person” life insurance on Mr. Smith or any of our other executive officers and have no employment agreements or post-employment agreements to have access to important institutional knowledge should any executive officer resign or be dismissed. The loss of one or several key employees could have a material adverse effect upon our business, financial condition, results of operations and cash flows.

We are also dependent on our ability to retain and motivate high quality personnel, especially sales and skilled engineering personnel. Competition for such personnel is intense, and we may not be able to attract, assimilate or retain other highly qualified managerial, sales and technical personnel in the future. The inability to attract and retain the necessary managerial, sales and technical personnel could cause our business, operating results or financial condition to suffer.

Our current Chief Executive Officer serves in an interim capacity. Our business may be adversely affected if we are unable to effectively handle any transition in the position of Chief Executive Officer or other executive positions.

Our President Thomas Smith was appointed as interim Chief Executive Officer in October 2020. Executive leadership transitions can be inherently difficult to manage and may cause significant and costly disruption to our business. The loss of services of Mr. Smith or other members of senior management, or the inability to attract qualified permanent replacements, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risk Factors Relating to Our Financial Statements and Operating Results

We cannot predict our future operating results. Our quarterly and annual results will likely be subject to fluctuations caused by many factors, any of which could result in our failure to achieve our expectations.

We currently expect that the BolaWrap product will be the primary source of our revenue in the foreseeable future. We expect our revenue to vary significantly due to a number of factors. Many of these factors are beyond our control. Any one or more of these factors, including those listed below, could cause us to fail to achieve our revenue expectations. These factors include, among others:

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

●
Logistics challenges of obtaining supplies and components and shipping products resulting from the pandemic;

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

If we incur additional expense in a quarter in which we do not experience increased revenue, our results of operations will be adversely affected, and we may incur larger losses than anticipated for that quarter. Factors that could cause our expense to fluctuate from period to period include:

●
The timing and extent of our research and development efforts;

●
Investments and costs of maintaining or protecting our intellectual property;

●
Marketing and sales efforts to promote our products and technologies; and

●
The timing of personnel and consultant hiring.

Most of our operating expenses are relatively fixed in the short term. We may be unable to rapidly adjust spending to compensate for any unexpected sales shortfalls, which could harm our quarterly operating results and our stock price. We do not have the ability to predict future operating results with any certainty.

Our disclosure controls and procedures may not prevent or detect all acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management expects that our disclosure controls and procedures and internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within our company have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Failure to maintain an effective system of internal control over financial reporting could harm stockholder and business confidence in our financial reporting, our ability to obtain financing and other aspects of our business.

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that our internal control over financial reporting was effective as of December 31, 2020, it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the Company’s stock price.

Risk Factors Relating to Our Common Stock

Our stock price is volatile and may continue to be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors.

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

●
Announcements of merger or acquisition transactions;

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

We are and, in the future, may be subject to securities litigation, which may be expensive and could divert management attention.

Our share price is volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. For instance, in September 2020 a putative class action lawsuit and in November 2020 a shareholder derivative lawsuit were filed against us and certain of our directors and officers.

Lawsuits of this nature divert financial and management resources that would otherwise be used to benefit our operations. Although we deny the material allegations in the lawsuits and intend to defend ourselves vigorously, defending the lawsuits may result in substantial costs. Any lawsuit to which we or our directors or officers are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Any of these results could adversely affect our business.

In addition, we may be the target of securities-related litigation in the future. Such litigation may divert our management’s attention and resources, result in substantial costs, and have an adverse effect on our business, results of operations and financial condition. We maintain director and officer insurance that we regard as reasonably adequate to protect us from potential claims; however, we cannot assure you that it will. Further, if we are subject to future litigation, the costs of insurance may increase, and the availability of coverage may decrease. As a result, we may not be able to maintain our current levels of insurance at a reasonable cost, or at all, which might make it more difficult to attract qualified candidates to serve as executive officers or directors of the Company.

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

Our officers and directors are among our largest stockholders and may have certain personal interests that may affect the Company.

Management owned approximately 41% of our Common Stock at December 31, 2020. As a result, our management, acting individually or as a group, has the potential ability to exert influence on the outcome of issues requiring approval by our stockholders. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other stockholders or preventing transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

At December 31, 2020, we had warrants, options and restricted stock units outstanding on 7.6 million shares of our Common Stock. The issuance of shares of Common Stock issuable upon the exercise of options or warrants or issuance from restricted stock units could cause substantial dilution to existing holders of our Common Stock, and the sale of those shares in the market could cause the market price of our Common Stock to decline. The potential dilution from the issuance of these shares could negatively affect the terms on which we are able to obtain equity financing.

We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of your Common Stock.

We are authorized to issue up to 5 million shares of preferred stock in one or more series. Our Board of Directors may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue preferred stock, it could affect your rights or reduce the value of your Common Stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. Preferred stock terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions.

We incur substantial costs as a result of being a public company.

As a public company, we incur significant levels of legal, accounting, insurance, exchange listing fees and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Act, the listing requirements of the Nasdaq Capital Market and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources as compared to when we operated as a private company. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more corporate employees in the future or engage outside consultants to comply with these requirements, which would increase our costs and expenses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices, sales, training, assembly and warehouse facilities are located at 1817 West 4th Street, Tempe, Arizona. The lease of 11,256 square feet commenced in June 2019 and expires July 2022. The aggregate monthly payments are currently $7,884 increasing 3% each June during the lease term, plus other certain costs and charges as specified in the lease agreement, including the Company’s proportionate share of the building operating expenses and real estate taxes.

The Company also leases 1,987 square feet of office and warehousing space located at 4620 Arville Street, Suite E, Las Vegas, Nevada 89103, pursuant to a lease amendment that commenced January 2021 and terminates at the end of March 2021. The monthly rate is $1,683 plus shared operating expenses. In February 2019, we entered into a two-year lease expiring at the end of February 2021 for 1,906 square feet of office and warehousing space located at 20331 Lake Forest Drive, Suite C-11, Lake Forest, California 92630. The monthly rate is currently $2,649 per month plus shared operating costs. We intend to vacate the Nevada and California facilities at the end of the respective lease terms consolidating operations at the Tempe facility. We are evaluating our facility requirements and expect we may need additional space during the next 12 months.

Beginning in October 2017, we commenced reimbursing officer Mr. Elwood Norris $1,500 per month on a month-to-month basis for laboratory facility costs. From November 2018 through November 2020, we paid $5,000 per month on a month-to-month basis for a 50% share of 1,000 square feet at 55 Fifth Ave, Suite 1702, New York, NY 10003. We from time to time rent executive space on a month-to-month basis for remotely located employees.

ITEM 3. LEGAL PROCEEDINGS

Securities Litigation
On September 23, 2020, Carone Cobden filed a putative class action complaint against the Company, former Chief Executive Officer David Norris (“Norris”), Chief Financial Officer James A. Barnes (“Barnes”) and President Thomas Smith (“Smith”) in the United States District Court for the Central District of California, docketed as Case No. 2-20-cv-08760-DMG-PVCx (the “Cobden Complaint”). The Cobden Complaint alleges that the named defendants, in their capacities as officers of the Company, knowingly made false or misleading statements or omissions regarding trials of the Company’s BolaWrap product conducted by the Los Angeles Police Department (the “BolaWrap Pilot Program”).  The Cobden Complaint also alleges that the conduct of the named defendants artificially inflated the price of the Company’s traded securities, and that the disclosure of certain adverse information to the public led to a decline in the market value of the Company’s securities.  The Cobden Complaint further alleges violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and defines the class period as July 31, 2020 through September 23, 2020.

On October 1, 2020, Joseph Mercurio filed a second putative class action complaint against the Company, Norris, Smith, and Barnes in the same court, which contains substantially the same factual allegations and legal claims as set forth in the Cobden Complaint, and is docketed as Case No. 2-20-cv-09030-DMG-PVCx (the “Mercurio Complaint”).  On October 15, 2020, Paula Earley filed a third putative class action complaint against the Company, Smith, Norris, Barnes, Chief Strategy Officer Mike Rothans (“Rothans”), and former Chief Executive Officer Marc Thomas (“Thomas”) in the same court, which contains many of the same factual allegations and legal claims as set forth in the Cobden and Mercurio Complaints, but defines the class period as April 29, 2020 through September 23, 2020, and alleges additional false or misleading statements in connection with BolaWrap and the BolaWrap Pilot Program (the “Earley Complaint”).  The Earley Complaint is docketed as Case No. 2-20-cv-09444-DMG-PVCx.

On November 3, 2020, the Hon. Dolly M. Gee consolidated the three above-mentioned cases under the caption In re Wrap Technologies, Inc. Securities Exchange Act Litigation, Case No. 20-8760-DMG (PVCx) (the “Securities Action”).  On January 7, 2021, the Court appointed a lead plaintiff in the Securities Action, who designated its attorneys as lead counsel.  On January 21, 2021, Judge Gee ordered that a consolidated amended complaint be filed in the Securities Action on or before March 12, 2021, with defendants’ motion to dismiss to be filed on or before April 26, 2021, and a hearing on the motion to dismiss to be held on July 23, 2021.  The Company believes that the complaints underlying the Securities Action are without merit and intends to vigorously defend against the claims raised therein.

Shareholder Derivative Litigation
On November 13, 2020, Naresh Rammohan filed a shareholder derivative action in the United States District Court for the Central District of California against Smith, Barnes, Rothans, Thomas, Norris, Scot Cohen, Patrick Kinsella, Michael Parris, and Wayne Walker, alleging unjust enrichment, breach of fiduciary duty, waste of corporate assets, and contribution claims under the Securities Exchange Act of 1934, docketed as Case No. 2:20-cv-10444-DMG-PVCx (the “Rammohan Complaint”).  The Rammohan Complaint names the Company as a nominal defendant and recites many of the allegations set forth in the Securities Action relating to the BolaWrap Pilot Program.  On January 20, 2021, Ray Westerman filed a second derivative complaint in the same court against the same parties, alleging breach of fiduciary duty and contribution claims under the Securities Exchange Act of 1934, docketed as Case No. 2:21-cv-00550-DMG-PVCx (the “Westerman Complaint”).  On January 22, 2021, Jesse Lowe filed a third derivative complaint in the same court against the same parties, alleging breach of fiduciary duty and asserting various claims under the Securities Exchange Act of 1934, docketed as Case No. 2:21-cv-00597-DMG-PVCx (the “Lowe Complaint”).

The above-mentioned derivative cases (collectively, the “Derivative Actions”) each been have been transferred to Judge Gee as cases related to the Securities Action.  On January 27, 2021, Judge Gee issued an order to show cause why the Derivative Actions should not be consolidated under the caption In re Wrap Technologies, Inc. Shareholder Derivative Litigation, Case No. 2:20-10444-DMG-PVCx and stayed pending the resolution of the anticipated motion to dismiss in the Securities Action.  On February 5, 2021, the parties in the Derivative Actions responded jointly to the order to show cause, stipulating that the case should be consolidated and stayed as suggested by the Court.  We believe that the Derivative Actions will be consolidated and stayed by the Court.  As with the Securities Action, the Company believes that the Derivative Actions are without merit and intends to vigorously defend against the claims raised therein.

We may become subject to other legal proceedings, as well as demands and claims that arise in the normal course of our business, including claims of alleged infringement of third-party patents and other intellectual property rights, breach of contract, employment law violations, and other matters and matters involving requests for information from us or our customers under federal or state law. Such claims, even if not meritorious, could result in the expenditure of significant financial and management resources. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. At December 31, 2020 we had no provision for liability under existing litigation.

An unfavorable outcome on any litigation matters could require payment of substantial damages, or, in connection with any intellectual property infringement claims, could require us to pay ongoing royalty payments or could prevent us from selling certain of our products. As a result, a settlement of, or an unfavorable outcome on, any of the matters referenced above or other litigation matters or legal proceedings could have a material adverse effect on our business, operating results, financial condition and cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the Nasdaq Capital Market under the symbol “WRAP”.

Holders

At March 3, 2021 there were 37,644,556 shares of Common Stock outstanding and approximately 25 stockholders of record.

Equity Compensation Plan Information

Our 2017 Stock Incentive Plan (the “2017 Plan”) was adopted by our Board of Directors on March 31, 2017, and approved by a majority of our stockholders on March 31, 2017. The 2017 Plan reserved 2.0 million shares of our Common Stock for issuance as one of four types of equity incentive awards: (i) stock options, (ii) shares of Common Stock, (iii) restricted stock awards, and (iv) restricted stock units. The 2017 Plan permits the qualification of awards under the plan as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code.

The Board of the Company approved an increase in the Plan authorizing an additional 2,100,000 shares of Common Stock on March 16, 2019, ratified by stockholders on May 23, 2019, and a further increase authorizing an additional 1,900,000 shares on April 8, 2020, ratified by stockholders on June 5, 2020, for a total of 6,000,000 shares of Common Stock reserved for issuance under the 2017 Plan as of the date of this Report.

The following table sets forth information as of December 31, 2020, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Number of securities
remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan Category	warrants and rights	rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,359,592	$4.58	1,150,055
Equity compensation plans not approved by security holders	-	-	-
Total	4,359,592	$4.58	1,150,055

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The discussion and analysis set forth below should be read in conjunction with the information presented in other sections of this Annual Report, including “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 8. Financial Statements and Supplementary Data.” The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the only means of identifying forward-looking statements. Our actual results could differ materially from those discussed in these forward-looking statements.

Overview

We are a global public safety technology and services company organized in March 2016 delivering modern policing solutions to law enforcement and security personnel. We began product sales of our first public safety product, the BolaWrap 100 remote restraint device, in late 2018.

The immediate addressable domestic market for our solutions consists of approximately 900,000 full-time sworn law enforcement officers at over 15,300 federal, state and local law enforcement agencies. We are also exploring other domestic markets, including military and private security. Our international focus is on countries with the largest police forces. The 100 largest international police agencies are estimated to have over 12.1 million law enforcement personnel. According to Statistics MRC, a market research consulting firm, we participate in a segment of the non-lethal products global market expected to grow to $11.85 billion by 2023.

Our products, services and solutions include:

BolaWrap Remote Restraint Device – is a hand-held remote restraint device that discharges an eight-foot bola style Kevlar tether to entangle an individual at a range of 10-25 feet. BolaWrap 100 assists law enforcement to safely and effectively control encounters early in the use of force continuum without resorting to painful force options.

Wrap Reality – is a law enforcement training system employing immersive computer graphics virtual reality with proprietary software-enabled content. It allows up to two participants to enter a simulated training environment simultaneously, and customized weapons controllers enable trainees to engage in strategic decision making along the force continuum.

Wrap Armor – we offer a light-weight rifle rated police shield and a pistol rated patrol shield that offers police agencies an affordable defense against increasingly sophisticated threats.

In addition to the United States domestic law enforcement market, we have sold our restraint products to 36 countries. We have established an active distributor network with 14 domestic distributors representing all 50 states and Puerto Rico. We have distribution agreements with 35 international distributors. We focus significant sales, training and business development efforts to support our distribution network.

We focus significant resources on research and development innovations and continue to enhance our products and plan to introduce new products. We believe we have established a strong branding and market presence globally and have established significant competitive advantages in our markets.

2020 Developments

Proceeds from Public Offering

In June 2020, we consummated a registered direct public offering resulting in net proceeds of approximately $11.67 million (“June 2020 Offering”). We sold 2,066,667 units (“June 2020 Units”), with each unit consisting of (i) one share of Common Stock and (ii) a warrant to purchase one share of Common Stock. The June 2020 Units were offered and sold to Investors at a public offering price of $6.00 per unit. Each of the warrants offered and sold in the June 2020 Offering are exercisable for a period of 24 months from the date of issuance, are non-transferrable and have an exercise price of $6.00 per share.

Proceeds from Warrant Exercises

During the year ended December 31, 2020 the Company received gross proceeds of $26,190,483 from the exercise of 5,155,976 warrants and paid $1,016,645 as an agent fee to facilitate exercise of certain warrants resulting in net proceeds of $25,173,838. Elwood Norris, the Company’s Chief Technology Officer, exercised 333,334 of these warrants at $5.00 per share for cash of $1,666,670.

PPP Loan

In May 2020, we obtained $414,362 in proceeds from a U.S. Small Business Administration ("SBA") Promissory Note (the "PPP Loan") pursuant to the Paycheck Protection Program ("PPP") of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") as administered by the SBA. Under the terms of the CARES Act, the Company subsequently applied for and in December 2020 was granted forgiveness for the PPP Loan plus interest. The Company’s PPP Loan in the amount of $414,362 and accrued interest was forgiven in full by the Small Business Administration. The Company recognized $416,683 in debt forgiveness income as a result of the forgiveness.

Asset Purchase Agreement with NSENA

On December 14, 2020, the Company, through a new wholly owned subsidiary Wrap Reality, Inc. (“Wrap Reality”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with NSENA Inc, a Delaware corporation (“NSENA”) and Ethan Moeller (“Moeller”), the majority stockholder of NSENA and acquired NSENA’s immersive virtual reality technology and business (the “Transaction”). In addition, the Company hired three NSENA persons as employees (including Moeller) (“Key Employees”) and retained two NSENA consultants (“Consultants”).

Wrap Reality paid NSENA cash consideration of $210,000 and agreed to pay $100,000 on March 15, 2021, $100,000 on June 15, 2021 and $75,000 on September 15, 2021. In addition, Wrap Reality assumed $15,000 of liabilities related to funds received by NSENA but unearned on existing revenue related contract arrangements. As additional earn-out consideration, Wrap Reality has agreed to pay NSENA 10% of net revenues (or a lesser amount equal to 50% of direct profit) from specific identified prospects that become revenue customers (“NSENA Earn-out Consideration”) before September 30, 2021, but only on amounts collected between consummation of the acquisition and June 30, 2022.

Each of the Key Employees executed an At-Will Employment, Confidential Information, Non-Compete/Non-Solicitation, Invention Assignment, and Arbitration Agreement and the Key Employees were issued service-based stock options exercisable for an aggregate of 150,000 shares of the Company’s Common Stock exercisable for ten years at $5.46 per share, vesting over two years unless accelerated by certain events. Mr. Moeller was granted an additional ten-year performance-based stock option exercisable at $5.46 per share on 100,000 shares of Common Stock based on achieving certain virtual reality revenue targets by December 1, 2024. Each of the two Consultants were granted service-based stock options exercisable for 20,000 shares of the Company’s Common Stock for five years at $5.46 per share, vesting over two years unless accelerated under the terms of the stock options.

Business Outlook and Challenges

Our products and solutions continue to gain worldwide awareness and recognition through social media, media exposure, trade shows, product demonstrations and word of mouth as a result of positive responses from agencies and early adoption and deployment success. We believe the Wrap is gaining traction as a recognized global brand, with innovative technology and an initial product foundation achieved through aggressive marketing and public relations. We believe that we have strong market opportunities for our remote restraint solution throughout the world in the law enforcement and security sectors as a result of increasing demands for less lethal policing and increasing threats posed by non-compliant subjects.

We grew our business in 2020 with revenues increasing 460% and continue to expand our business in 2021, both domestically and internationally, through direct and distributor sales. We have a robust and growing pipeline of opportunities and are pursuing large business prospects internationally and also pursuing business with large police agencies in the U.S. It is difficult to anticipate how long it will take to close these opportunities, or if they will ultimately come to fruition.

To support our increased sales and distribution activities we have developed and offer robust training and class materials that certify law enforcement officers and trainers as BolaWrap Instructors in the use and limitations of the BolaWrap in conjunction with modern policing tactics for de-escalation of encounters. Over 520 agencies have received BolaWrap training with over 1,550 training officers at those agencies certified as BolaWrap instructors qualified to train the rest of their departments.

At December 31, 2020, we had backlog of approximately $120,000 expected to be delivered in the next twelve months. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instance’s cancellation in the normal course of business.

Since inception in March 2016, we have generated significant losses from operations and anticipate that we will continue to generate significant losses from operations for the foreseeable future. We believe that we have adequate financial resources to sustain our operations for the next year.

We expect that we will need to continue to innovate new applications for our public safety technology, develop new products and technologies to meet diverse customer requirements and identify and develop new markets for our products.

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

Starting during the second quarter of 2020 our customers experienced staffing issues limiting our ability to demonstrate and train. We believe we made an important transition during the second quarter including remote sales and training through webinars and expect this to be an ongoing aspect of our business. We curtailed most sales and training travel and reduced our production personnel until late in the second quarter when some customer locations domestically and internationally eased restrictions and we began to again close business prospects. In the third quarter we continued to face some domestic and substantial international restrictions that affected our ability to travel and train customers. We believe this had an adverse effect on our sales in the third and fourth quarters. Severe international travel restrictions persist and impact the timing of future international orders. It is uncertain when these restrictions will ease allowing our sales and training personnel to travel to many international destinations.

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

Some of our accounting policies require higher degrees of judgment than others in their application. These include share-based compensation and contingencies and areas such as revenue recognition, allowance for doubtful accounts, valuation of inventory and intangible assets, operating lease liabilities, warranty liabilities and impairments.

Revenue Recognition. We sell our products to customers including law enforcement agencies, domestic distributors and international distributors and revenue from such transactions is recognized in the periods that products are shipped (free on board (“FOB”) shipping point) or received by customers (FOB destination), when the fee is fixed or determinable and when collection of resulting receivables is reasonably assured. We identify customer performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue as we satisfy the performance obligations. Our primary performance obligations are products/accessories and virtual reality software licensing or sale. Our customers do not have the right to return product unless the product is found to be defective.

Share-Based Compensation. We follow the fair value recognition provisions issued by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation (“ASC 718”) and we adopted Accounting Standards Update (“ASU”) 2018-07 for share-based transactions with non-employees. Share-based compensation expense recognized during 2020 and 2019 includes stock option and restricted stock unit compensation expense. The grant date fair value of stock options is determined using the Black-Scholes option-pricing model. The grant date is the date at which an employer and employee or non-employee reach a mutual understanding of the key terms and conditions of a share-based payment award. The Black-Scholes option-pricing model requires inputs including the market price of the Company’s Common Stock on the date of grant, the term that the stock options are expected to be outstanding, the implied stock volatilities of several publicly-traded peers over the expected term of stock options, risk-free interest rate and expected dividend. Each of these inputs is subjective and generally requires significant judgment to determine. The grant date fair value of restricted stock units is based upon the market price of the Company’s Common Stock on the date of the grant. We determine the amount of share-based compensation expense based on awards that we ultimately expect to vest and account for forfeitures as they occur. The fair value of share-based compensation is amortized to compensation expense over the vesting term.

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

Valuation of Intangible Assets. Intangible assets consisted of (a) capitalized legal fees and filing costs related to obtaining patents and trademarks, (b) customer agreements, tradenames, software, non-solicitation and non-compete agreements acquired in business combinations and valued at fair value at the acquisition date, and (c) the purchase cost of indefinite-lived website domains. We must make judgments and estimates regarding the future utility and carrying value of intangible assets. The carrying values of such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than carrying value. This generally could occur when certain assets are no longer consistent with our business strategy and whose expected future value has decreased.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the year ended December 31, 2020.

Recent Accounting Pronouncements

New pronouncements issued for future implementation are discussed in Note 1 to our financial statements.

Segment and Related Information

The Company operates as a single segment. The Company’s chief operating decision maker is its Chief Executive Officer, who manages operations for purposes of allocating resources. Refer to Note 16, Major Customers and Related Information, in our financial statements for further discussion.

Operating Expense

Our operating expense includes (i) selling, general and administrative expense, and (ii) research and development expense. Research and development expense is comprised of the costs incurred in performing research and development activities and developing production on our behalf, including compensation and consulting, design and prototype costs, contract services, patent costs and other outside expenses. The scope and magnitude of our future research and development expense is difficult to predict at this time and will depend on elections made regarding research projects, staffing levels and outside consulting and contract costs. The future level of selling, general and administrative expense will be dependent on staffing levels, elections regarding expenditures on sales, marketing and customer training, the use of outside resources, public company and regulatory costs, and other factors, some of which are outside of our control.

We expect our operating costs will increase as we expand product distribution activities and expand our research and development, production, distribution, training, service and administrative functions in the near term. We may also incur substantial non-cash stock-based compensation costs depending on future option and restricted stock unit grants that are impacted by stock prices and other valuation factors. Historical expenditures are not indicative of future expenditures.

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table sets forth for the periods indicated certain items of our condensed statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Report.

	Year Ended December 31,		Change
	2020	2019	$	%
Revenues:
Product sales	$3,868,384	$656,071	$3,212,313	490%
Other revenue	75,673	40,719	34,954	86%
Total revenues	3,944,057	696,790	3,247,267	466%
Cost of revenues	2,601,323	420,016	2,181,307	519%
Gross profit	1,342,734	276,774	1,065,960	385%

Operating expenses:
Selling, general and administrative	11,630,644	6,653,465	4,977,179	75%
Research and development	2,788,887	2,236,985	551,902	25%
Total operating expenses	14,419,531	8,890,450	5,529,081	62%
Loss from operations	$(13,076,797)	$(8,613,676)	$(4,463,121)	52%

Revenue

We reported revenue of $3,944,057 for the year ended December 31, 2020 (“Fiscal 2020”) as compared to revenue of $696,790 for the year ended December 31, 2019 (Fiscal 2019”), a 466% increase over the prior year. We believe our sales during the second, third and fourth quarters of Fiscal 2020 were negatively impacted by the COVID-19 pandemic as we were limited in our ability to make product demonstrations and conduct training especially in our international markets. As some areas of the United States eased restrictions, we were able to commence limited in-person demonstrations and training to supplement our webinar capabilities. We incurred product promotional costs of $747,443 for Fiscal 2020 related to the cost of demonstration products and accessories delivered to law enforcement agencies that were expensed as marketing costs.

We had $16,015 of deferred revenue at December 31, 2020, of which $14,125 related to virtual reality training and $1,890 related to extended warranties.

We believe we can grow sales in the future but the impact of the COVID-19 pandemic has created much uncertainty in the global marketplace. We are unable to predict the impact on demand for our products in future periods. We expect sales levels may be uneven as we grow both our domestic and international customer base and as well as from the continued impact of COVID-19 restrictions. While we plan for increased revenues in 2021, there can be no assurance, especially given the uncertainties of the COVID-19 pandemic, that we can achieve revenue growth.

At December 31, 2020, we had backlog of $120,260 expected to be delivered in the next twelve months. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instance’s cancellation in the normal course of business.

Gross Profit

Our cost of revenue for Fiscal 2020 was $2,601,323 resulting in a gross margin of 34%. We curtailed production for ten weeks during the second quarter of Fiscal 2020 due to the COVID-19 restrictions in Arizona and this down time negatively impacted our gross margin. The gross margin for Fiscal 2019 of 40% was assessed on a small revenue base.

Due to our limited history of revenue and startup costs incurred to establish volume manufacturing, historical margins may not be indicative of future margins. In addition, our margins vary based on the sales channels through which our products are sold and product mix. Due to timing of international orders our mix of cartridges was higher during Fiscal 2020 than Fiscal 2019. Currently, our cartridges have lower margins than BolaWrap devices, however, late in 2020 we implemented initiatives to improve gross margins attributable to our cartridges. We continue to implement product updates and revisions, including raw material and component changes that may impact product costs. With such product updates and revisions, we have limited warranty cost experience and estimated future warranty costs can impact our gross margins.

In September 2019 we relocated manufacturing operations and commenced production at our new facility in Tempe, Arizona. While this significantly increases our capacity, we continue to implement production and process changes targeted to improve efficiency.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $4,977,179 during Fiscal 2020, when compared to Fiscal 2019. We incurred a $546,723 increase in non-cash stock-based compensation expense allocated to selling, general and administrative expense that totaled $1,956,818 in the Fiscal 2020 as compared to $1,410,095 in the Fiscal 2019. Other increases included a $2,043,748 increase in cash compensation and recruiting costs from an increase in headcount over the prior year and a $276,645 increase in public company related costs. Marketing and promotion costs increased $979,833 due primarily to promotional products and online advertising. Travel efforts resumed during the third quarter of the year ended December 31, 2020, however, due to the COVID-19 pandemic, travel was still limited. Our travel costs related to sales, demonstrations and training decreased by $107,768 from the prior year even though the number of sales and training personnel increased from the prior year.

Due in part to our receipt of $414,362 in PPP Loan proceeds, we maintained staffing in April 2020, and were able to respond to limited re-openings commencing late in the second quarter of Fiscal 2020. We developed and deployed new tools such as webinars to communicate with prospective and existing customers. We believe these decisions positioned us to respond to increased opportunities resulting from recent highly publicized policing issues and an increased focus on less lethal engagement. The Company’s PPP Loan in the amount of $414,362 and accrued interest was forgiven in full in December 2020 by the Small Business Administration. The Company recognized $416,683 in debt forgiveness income as a result of the forgiveness.

In 2021, we expect to spend increased resources on the marketing and selling of our products, training distributors and customers and administratively supporting our operations to respond to increased opportunities, but amounts could vary depending on sales levels, the impact of the COVID-19 pandemic and other factors outside of our control.

Research and Development Expense

Research and development expense increased by $551,902 for Fiscal 2020, when compared to Fiscal 2019. We incurred a $153,925 period over period increase in non-cash share-based compensation expense allocated to research and development expense as a result of new award grants and vesting timing. The increase in costs during Fiscal 2020 when compared to the prior year included a $485,910 increase in cash compensation costs resulting from an increase in headcount primarily associated with product development. Prototype related costs increased by $18,984 for Fiscal 2020, which increase was primarily related to development efforts to improve our BolaWrap 100 product and develop new products. Outside consulting costs decreased by $48,766 for Fiscal 2020, primarily due to the addition of permanent staff. Travel costs related to research and development decreased $100,822 for Fiscal 2020 when compared to Fiscal 2019 primarily due to COVID-19 restrictions and completion of the Arizona facility setup. We expect our research and development costs to increase in the future as we add staff and expand our research initiatives in response to market opportunities.

Net Loss

Loss from operations during Fiscal 2020 increased by $4,463,121 when compared to Fiscal 2019, resulting primarily from increased operating costs due to increased personnel, marketing and selling and supporting activities.

Liquidity and Capital Resources

Overview

We have experienced net losses and negative cash flows from operations since our inception. As of December 31, 2020, we had cash and cash equivalents of $16,646,811, short-term investments of $24,994,360, positive working capital of $44,586,395 and had sustained cumulative losses attributable to stockholders of $25,310,033. We believe that our cash on hand and short-term investments will sustain our operations for at least the next twelve months from the date of this Report.

During Fiscal 2020 we received $11,667,206 of net proceeds resulting from the consummation of a registered offering of our Common Stock in June 2020, $25,879,188 of net proceeds from the exercise of previously issued warrants and stock options and obtained $414,362 in proceeds from the PPP Loan.

Our primary source of liquidity to date has been funding from our stockholders from the sale of equity securities and the exercise of derivative securities, consisting of options and warrants. We expect our primary source of future liquidity will be from the sale of products, exercise of stock options and warrants and if required from future equity or debt financings.

Capital Requirements

Due in part to the volatility caused by COVID-19, we do not have a high degree of confidence in our estimates for our future liquidity requirements or future capital needs, which will depend on, among other things, capital required to introduce our products and the staffing and support requirements, as well as the timing and amount of future revenue and product costs. We anticipate that demands for operating and working capital may grow depending on decisions on staffing, development, production, marketing, training and other functions and based on other factors outside of our control. We believe we have sufficient capital to sustain our operations for the next twelve months.

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
●
The timing and extent of market acceptance of our products;
●
Costs, timing and outcome of planned production and required customer and regulatory compliance of our products;
●
Costs of preparing, filing and prosecuting our patent applications and defending any future intellectual property-related claims;
●
Costs and timing of additional product development;
●
Costs, timing and outcome of any future warranty claims or litigation against us associated with any of our products;
●
Ability to collect accounts receivable; and
●
Timing and costs associated with any new financing.

Principal factors that could affect our ability to obtain cash from external sources including from exercise of outstanding warrants and options include:

●
Volatility in the capital markets; and
●
Market price and trading volume of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Cash Flow

Operating Activities

During Fiscal 2020, net cash used in operating activities was $12,186,924. The net loss of $12,580,209 was decreased by non-cash expense of $2,079,882 consisting primarily of share-based compensation expense of $2,236,743 less debt forgiveness income of $416,683 related to the PPP loan. Other major component changes using operating cash included an increase of $1,685,727 in accounts receivable, an increase in inventories of $342,741, a $341,629 decrease in customer deposits and a $508,498 increase in prepaid expenses and other current assets. An increase of $825,382 in accounts payable and an increase of $492,564 in accrued liabilities reduced the cash used in operating activities.

During Fiscal 2019, net cash used in operating activities was $8,485,637. The net loss of $8,325,488 was decreased by non-cash expense of $1,585,699 consisting primarily of share-based compensation expense of $1,536,096. Other major component changes using operating cash included a $1,892,768 increase in inventories, an increase of $190,951 in accounts receivable, a $136,084 increase in prepaid expenses and other current assets and a $96,000 reduction in deferred compensation. An increase of $286,398 in accounts payable and accrued liabilities and new customer deposits of $343,724 reduced the cash used in operating activities.

Investing Activities

During Fiscal 2020, we used $34,979,511 of cash to purchase short-term investments and we had proceeds from maturities of short-term investments of $10,000,000. We had no short-term investment activity in 2019.

We used $248,897 and $256,742 of cash for the purchase of property and equipment during Fiscal 2020 and 2019, respectively. We invested $128,914 and $114,274 in patents during the Fiscal 2020 and 2019, respectively. During Fiscal 2020, we purchased $543,563 of indefinite life intangible assets and software and paid $210,000 for the first installment of the NSENA acquisition.

Financing Activities

During the year ended December 31, 2020, we received $11,667,206 of net proceeds resulting from a registered offering of our Common Stock in June 2020, $25,879,188 of net proceeds from the exercise of previously issued warrants and stock options and $414,362 in proceeds from a PPP Loan.

During the year ended December 31, 2019, we received $11,351,214 of net proceeds from the June 2019 Follow-On Offering and obtained $2,141,576 of net proceeds from the exercise of previously issued warrants and stock options.

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

We are committed to aggregate lease payments on facility leases of $94,011 in 2021 and $56,006 in 2022.

At December 31, 2020 the Company was committed for approximately $2.2 million for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

Pursuant to the NSENA Asset Purchase Agreement dated December 14, 2020 we are obligated to pay to NSENA cash consideration of $100,000 on March 15, 2021, $100,000 on June 15, 2021 and $75,000 on September 15, 2021. In addition, Wrap Reality assumed $15,000 of liabilities related to funds received by NSENA but unearned on existing revenue related contract arrangements. As additional earn-out consideration Wrap Reality has agreed to pay NSENA 10% of net revenues (or a lesser amount equal to 50% of direct profit) from specific identified prospects that become revenue customers before September 30, 2021 but only on amounts collected between Closing and June 30, 2022.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2020, or subsequently thereto, that we believe are of potential significance to our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Company required to be included in this Item 8 are set forth in a separate section of this report following Item 15 commencing on Page F-1.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020 and, based on this evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2021 (the “Proxy Statement”), which must be filed no later than 120 days after the close of the fiscal year ended December 31, 2020, pursuant to Regulation 14A.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the SEC on or before April 30, 2021.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the SEC on or before April 30, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 30, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the SEC on or before April 30, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the SEC on or before April 30, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as a part of this report:
(1) Index to Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2020 and 2019	F-3
Statements of Operations for the Years Ended December 31, 2020 and 2019	F-4
Statements of Stockholders’ Equity for the Years Ended December 31, 2020 and 2019	F-5
Statements of Cash Flows for the Years Ended December 31, 2020 and 2019	F-6
Notes to Financial Statements	F-7

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

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, filed on April 17, 2017.
3.2	Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, filed on April 17, 2017.
4.1	Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1, filed on May 30, 2017.
4.2	Form of Investor Warrant, dated October 30, 2018. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on November 5, 2018.
4.3	Form of Placement Agent Warrant, dated October 30, 2018. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on November 5, 2018.
4.4	Form of Investor Warrant, dated June 18, 2019. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on June 18, 2019.
4.5	Form of Offering Agent Warrant, dated June 18, 2019. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on June 18, 2019.
4.6	Form of Warrant Agreement. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on June 2, 2020.
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

10.9	Promissory Note by and between Wrap Technologies, Inc. and Bank of America, N.A. dated May 1, 2020. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 5, 2020.
10.10	Consulting Agreement by and between the Company and V3, effective April 1, 2020. Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8, filed on May 29, 2020.
10.11	Amendment No. 2 to the Wrap Technologies, Inc. 2017 Equity Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8, filed on June 17, 2020.
10.12	Form of Subscription Agreement. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on June 2, 2020.
10.13
Employment Agreement by and between Wrap Technologies, Inc., and Marc T. Thomas, dated July 30, 2020. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on July 31, 2020.

10.14
At-Will Employment, Confidential Information, Non-Compete/Non-Solicitation, Invention Assignment, and Arbitration Agreement, dated September 9, 2020 between the Company and Thomas Smith. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on September 14, 2020.

10.15
Asset Purchase Agreement between NSENA Inc. and Wrap Reality, Inc. dated as of December 14, 2020. In accordance with the instructions to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to the Asset Purchase Agreement are not filed herewith.  The Asset Purchase Agreement identifies such schedules and exhibits, including the general nature of their content.  The Company undertakes to provide such schedules and exhibits to the SEC upon request. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed on September 14, 2020.

10.16
Form of At-Will Employment, Confidential Information, Non-Compete/ Non-Solicitation, Invention Assignment, and Arbitration Agreement between the Key Employees and the Company dated December 14, 2020. Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K, filed on September 14, 2020.

14.1	Code of Ethics of the Registrant Applicable to Directors, Officers and Employees.*
21.1	Subsidiaries of Wrap Technologies, Inc.*
23.1	Consent of Independent Registered Public Accounting Firm - Rosenberg Rich Baker Berman, P.A. *
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
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

WRAP TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Wrap Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wrap Technologies, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rosenberg Rich Baker Berman P.A.

We have served as the Company’s auditor since 2016.

Somerset, New Jersey

March 4, 2021

Wrap Technologies, Inc.
Consolidated Balance Sheets

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$16,646,811	$16,983,864
Short-term investments	24,994,360	-
Accounts receivable, net	1,870,934	195,347
Inventories, net	2,655,390	2,244,541
Prepaid expenses and other current assets	759,445	250,947
Total current assets	46,926,940	19,674,699
Property and equipment, net	357,287	242,876
Operating lease right-of-use asset, net	139,088	260,931
Intangible assets, net	1,396,484	230,283
Other assets	12,681	12,681
Total assets	$48,832,480	$20,421,470

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,232,349	$406,967
Accrued liabilities	721,075	194,294
Customer deposits	2,095	343,724
Deferred revenue	16,015	2,684
Operating lease liability - short term	94,011	128,131
Business acquisition liability - short term	275,000	-
Total current liabilities	2,340,545	1,075,800

Long-term liabilities:
Operating Lease Liability - long term	56,006	150,018
Business acquisition liability - long term	22,500	-
Total long-term liabilities	78,506	150,018
Total liabilities	2,419,051	1,225,818

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; none issued and outstanding	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 37,554,162 and 29,829,916 shares issued and outstanding each period, respectively	3,756	2,983
Additional paid-in capital	71,704,857	31,922,493
Accumulated deficit	(25,310,033)	(12,729,824)
Accumulated other comprehensive income	14,849	-
Total stockholders' equity	46,413,429	19,195,652
Total liabilities and stockholders' equity	$48,832,480	$20,421,470

See accompanying notes to consolidated financial statements.

Wrap Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2020	2019
Revenues:
Product sales	$3,868,384	$656,071
Other revenue	75,673	40,719
Total revenues	3,944,057	696,790
Cost of revenues	2,601,323	420,016
Gross profit	1,342,734	276,774

Operating expenses:
Selling, general and administrative	11,630,644	6,653,465
Research and development	2,788,887	2,236,985
Total operating expenses	14,419,531	8,890,450
Loss from operations	(13,076,797)	(8,613,676)

Other income (expense):
Interest income	83,272	291,494
Debt forgiveness income	416,683	-
Other	(3,367)	(3,306)
	496,588	288,188
Net loss	$(12,580,209)	$(8,325,488)

Net loss per basic and diluted common share	$(0.37)	$(0.29)
Weighted average common shares used to compute net loss per basic and diluted common share	33,846,338	28,652,625

Comprehensive loss:
Net loss	$(12,580,209)	$(8,325,488)
Net unrealized gain on short-term investments	14,849	-
Comprehensive loss	$(12,565,360)	$(8,325,488)

See accompanying notes to consolidated financial statements.

Wrap Technologies, Inc.
Consolidated Statements of Stockholders' Equity

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2018	27,364,607	$2,736	$16,791,254	$(4,404,336)	$-	$12,389,654
Sale of Common Stock and warrants at $6.50 per share and placement agent warrants in public offering, net of issuance costs	1,923,076	192	11,351,022	-	-	11,351,214
Common shares issued upon exercise of warrants at $3.00 per share	127,649	13	382,934	-	-	382,947
Common shares issued upon exercise of warrants at $5.00 per share	345,834	35	1,700,469	-	-	1,700,504
Common shares issued upon exercise of stock options	38,750	4	58,121	-	-	58,125
Share-based compensation expense			1,536,096	-	-	1,536,096
Common shares issued for services	30,000	3	102,597	-	-	102,600
Net loss for the period	-	-	-	(8,325,488)	-	(8,325,488)
Balance at December 31, 2019	29,829,916	$2,983	$31,922,493	$(12,729,824)	$-	$19,195,652
Sale of Common Stock and warrants at $6.00 per share in public offering, net of issuance costs	2,066,667	207	11,666,999	-	-	11,667,206
Common shares issued upon exercise of warrants at $3.00 per share, net of issuance costs	328,458	33	960,993	-	-	961,026
Common shares issued upon exercise of warrants at $5.00 per share, net of issuance costs	3,890,839	389	18,718,605	-	-	18,718,994
Common shares issued upon exercise of warrants at $6.00 per share, net of issuance costs	675,000	68	3,847,432	-	-	3,847,500
Common shares issued upon exercise of warrants at $6.50 per share, net of issuance costs	261,679	26	1,646,292	-	-	1,646,318
Common shares issued upon exercise of stock options	371,000	37	705,313	-	-	705,350
Common shares issued upon vesting of restricted stock units	130,603	13	(13)	-	-	-
Share-based compensation expense	-	-	2,236,743	-	-	2,236,743
Net unrealized gain on short-term investments	-	-	-	-	14,849	14,849
Net loss for the period	-	-	-	(12,580,209)	-	(12,580,209)
Balance at December 31, 2020	37,554,162	$3,756	$71,704,857	$(25,310,033)	$14,849	$46,413,429

See accompanying notes to consolidated financial statements.

Wrap Technologies, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(12,580,209)	$(8,325,488)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	163,262	46,945
Warranty provision	30,364	13,495
Inventory obsolescence	(68,108)	(193,506)
Non-cash lease expense	121,843	80,069
Share-based compensation	2,236,743	1,536,096
Debt forgiveness income	(416,683)	-
Non-cash interest expense	2,321	-
Common shares issued for services	-	102,600
Provision for doubtful accounts	10,140	-
Changes in assets and liabilities:
Accounts receivable	(1,685,727)	(190,951)
Inventories	(342,741)	(1,892,768)
Prepaid expenses and other current assets	(508,498)	(136,084)
Accounts payable	825,382	174,052
Operating lease liability	(128,132)	(62,851)
Customer deposits	(341,629)	343,724
Accrued liabilities and other	492,564	112,346
Deferred compensation	-	(96,000)
Warranty settlement	3,853	-
Deferred revenue	(1,669)	2,684
Net cash used in operating activities	(12,186,924)	(8,485,637)

Cash Flows From Investing Activities:
Purchase of short-term investments	(34,979,511)	-
Proceeds from maturities of short-term investments	10,000,000	-
Capital expenditures for property and equipment	(248,897)	(256,742)
Investment in patents and trademarks	(128,914)	(114,274)
Purchase of intangible assets	(543,563)	-
Business acquisition	(210,000)	-
Long-term deposits	-	(11,169)
Net cash used in investing activities	(26,110,885)	(382,185)

Cash Flows From Financing Activities:
Sale of common stock and warrants	12,400,002	12,499,994
Offering costs paid on sale of common stock and warrants	(732,796)	(1,148,780)
Proceeds from exercise of warrants	26,190,483	2,112,117
Offering costs paid on exercise of warrants	(1,016,645)	(28,666)
Proceeds from exercise of stock options	705,350	58,125
Proceeds from bank note	414,362	-
Net cash provided by financing activities	37,960,756	13,492,790

Net increase (decrease) in cash and cash equivalents	(337,053)	4,624,968
Cash and cash equivalents, beginning of period	16,983,864	12,358,896
Cash and cash equivalents, end of period	$16,646,811	$16,983,864

Supplemental Disclosure of Non-Cash Investing
and Financing Activities:
Business acquisition liability	$297,500	$-
Business acquisition cost in deferred revenue	$15,000	$-
Change in unrealized gain on short-term investments	$14,849	$-
Right-of-use assets and liabilities recorded during period	$-	$341,000
Issuance costs relating to warrants issued to public offering selling agent	$-	$205,894

See accompanying notes to consolidated financial statements.

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description
Wrap Technologies, Inc., a Delaware corporation (the “Company”, “we”, “us”, and “our”), is a publicly traded company with our Common Stock, par value $0.0001 per share (“Common Stock”), listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “WRAP”. The Company is a developer and supplier of public safety products and training services for law enforcement and security personnel. The Company’s primary product is the BolaWrap® remote restraint device. The principal markets for the Company’s proprietary products and services are in North and South America, Europe, Middle East and Asia.

Principles of Consolidation
The Company has one wholly-owned subsidiary, Wrap Reality, Inc. formed in December 2020 (see Note 3) and has commenced selling its virtual reality training system primarily targeting law enforcement agencies. The consolidated financial statements include the accounts of this subsidiary after elimination of intercompany transactions and accounts.

Basis of Presentation and Use of Estimates
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions (e.g., share-based compensation valuation, allowance for doubtful accounts, valuation of inventory and intangible assets, warranty reserve, accrued costs, valuation allowance related to deferred tax assets and recognition and measurement of contingencies) that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Concentrations of Risk

Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of cash, cash equivalents, U.S. treasury bills and accounts receivable from customers. The Company maintains its cash and cash equivalent deposits at two domestic financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company places its cash and cash equivalents with high-credit quality financial institutions and are managed within established guidelines to mitigate risks. To date, the Company has not experienced any losses on its cash and cash equivalents.

Concentrations of Accounts Receivable and Revenue – The Company has a limited number of domestic and international customers. The Company may experience concentrations in both accounts receivable and revenue due to the timing of sales and collections of related payments (see Note 16).

Concentration of Suppliers – The Company relies on a limited number of component suppliers and contract suppliers. In particular, a single supplier is currently the sole manufacturer of the Company’s laser assembly with some parts sole sourced from other suppliers. If supplier shortages occur, or quality problems arise, production schedules could be significantly delayed or costs significantly increased, which could in turn have a material adverse effect on the Company’s financial condition, results of operation and cash flows.

Impact of COVID-19 – In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in China. In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it spread to other countries and infections have been reported globally. The extent to which the coronavirus impacts our operations will continue to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread of the coronavirus globally or emergence of new strains could adversely impact our operations, including our manufacturing and supply chain. Our operations could be negatively affected if employees are quarantined as the result of exposure to a contagious illness. Similarly, travel restrictions resulting from the rapid spread of contagious illnesses may have a material adverse effect on our business and results of operations.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in Money Market Funds and United States (“U.S.”) Treasury bills and are stated at fair value.

Short-Term Investments
The Company’s short-term investments consist of U.S. Treasury bills with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date. As of December 31, 2020, all of the Company’s short-term investments were classified as available-for-sale and are carried at estimated fair value with any unrealized gains and losses, unrelated to credit loss factors, included in other comprehensive income in our consolidated statements of stockholders’ equity.

We adopted Accounting Standards Codification (“ASC”) Topic 326 issued by the Financial Accounting Standards Board (“FASB”) effective January 1, 2020, and applied the credit loss guidance related to short-term investments prospectively as we had no historical short-term investments. Because we do not have any history of losses for our short-term investments, our expected loss allowance methodology is developed using published or estimated credit default rates for similar investments and current and future economic and market conditions. Any unrealized losses related to credit loss factors are recorded through an allowance for credit losses in other (expense) income, in our consolidated statements of operations, rather than as a reduction to the amortized cost basis in other comprehensive (loss) income, when a decline in fair value has resulted from a credit loss. We determine realized gains or losses on the sale of investments on a specific identification method, and record such gains or losses as other (expense) income, in our consolidated statements of operations. We did not record a credit loss reserve for short-term investments during the year ended December 31, 2020.

Share-Based Compensation
The Company follows the fair value recognition provisions issued by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation (“ASC 718”) and has adopted Accounting Standards Update (“ASU”) 2018-07 for share-based transactions with non-employees. Share-based compensation expense recognized during 2020 and 2019 includes stock option and restricted stock unit compensation expense. The grant date fair value of stock options is determined using the Black-Scholes option-pricing model. The grant date is the date at which an employer and employee or non-employee reach a mutual understanding of the key terms and conditions of a share-based payment award. The Black-Scholes option-pricing model requires inputs including the market price of the Company’s Common Stock on the date of grant, the term that the stock options are expected to be outstanding, the implied stock volatilities of several publicly-traded peers over the expected term of stock options, risk-free interest rate and expected dividend. Each of these inputs is subjective and generally requires significant judgment to determine. The grant date fair value of restricted stock units is based upon the market price of the Company’s Common Stock on the date of the grant. We determine the amount of share-based compensation expense based on awards that we ultimately expect to vest and account for forfeitures as they occur. The fair value of share-based compensation is amortized to compensation expense over the vesting term.

Loss per Share
Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per common share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential Common Stock instruments outstanding to be antidilutive. Stock options, restricted stock units and warrants exercisable or issuable for a total of 7,566,502 and 9,857,457 shares of Common Stock were outstanding at December 31, 2020 and 2019, respectively. These securities are not included in the computation of diluted net loss per common share for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

Accounts Receivable and Allowance for Doubtful Accounts
The Company carries accounts receivable at historical cost, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates accounts receivable and establishes an allowance for doubtful accounts for estimated losses. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, when available any published or estimated credit default rates for entities that represent our customer base, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Our monitoring activities include account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible.

At December 31, 2020 the Company had an allowance of $10,140 resulting in part from global uncertainty resulting from the COVID-19 virus. There was no allowance for doubtful accounts recorded at December 31, 2019. If a major customer’s creditworthiness deteriorates, or actual defaults exceed our historical experience, such estimates could change and impact our future reported financial results.

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

At December 31, 2020 and 2019 the Company had no reserve for obsolescence.

Contract Manufacturers
The Company employs contract manufacturers for production of certain components and sub-assemblies. The Company may provide parts and components to such parties from time to time, but recognizes no revenue or markup on such transactions. During 2020 and 2019, the Company performed assembly of products in-house using components and sub-assemblies from a variety of contract manufacturers and suppliers.

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

Business Combinations
Transactions in which the Company obtains control of a business are accounted for according to the acquisition method as described in ASC 805, Business Combinations. The assets acquired and liabilities assumed are recognized and measured at their fair values as of the date control is obtained. The Company measures goodwill as the excess of consideration transferred, which the Company also measures at fair value, over the net of the acquisition date amounts of the identifiable assets acquired and liabilities assumed. Acquisition related costs in connection with a business combination are expensed as incurred. Contingent consideration is recognized and measured at fair value at the acquisition date and until paid is re-measured on a recurring basis and classified as a liability.

Intangible Assets
Intangible assets consisted of (a) capitalized legal fees and filing costs related to obtaining patents and trademarks, (b) customer agreements, tradenames, software, non-solicitation and non-compete agreements acquired in business combinations and valued at fair value at the acquisition date, and (c) the purchase cost of indefinite-lived website domains. The estimated useful lives of identifiable intangible assets with definite useful lives have been estimated to be between one and twenty years. Purchased website domain costs with an indefinite useful life are not subject to amortization, but are subject to an annual impairment test, by comparing their carrying amount with their corresponding fair value. For any given intangible asset with an indefinite useful life, if its fair value exceeds its carrying amount no impairment loss shall be recognized.

The carrying value of intangibles is periodically reviewed and impairments, if any, are recognized when the future undiscounted cash flows realized from the assets is less than its carrying value.

Impairment of Long-Lived Assets
Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. The Company did not recognize any impairment loss during the years ended December 31, 2020 and 2019.

Classification and Valuation of Warrants
The Company accounts for warrants as either equity or liabilities based upon the characteristics and provisions of each particular instrument. Warrants valued and classified as equity are recorded as additional paid-in capital based on the issue date fair value and no further adjustment to valuation is made. As of December 31, 2020, the Company has no warrants or other derivative financial instruments that require separate accounting as liabilities and periodic revaluation.

Advertising and Promotion Costs
Advertising costs are charged to expense as incurred and were $287,266 and $165,119 for the years ended December 31, 2020 and 2019, respectively. The Company also incurred product promotion costs for demonstration products delivered to prospective customers of $747,443 and $433,172 for the years ended December 31, 2020 and 2019, respectively. Advertising and promotion costs are included in selling, general and administrative expenses in the accompanying statements of operations.

Demonstration and Training Costs
The Company maintains a demonstration and training department as a part of its sales and marketing activities and does not charge for product demonstrations or training. Training is not a condition or requirement of sale as most sales are made through distributors to their end customers. The Company conducts local and regional in-person, webinar and on-line demonstrations and use of force and escalation training to support law enforcement agencies with no purchase requirement. Such training, when provided, may occur before or after initial or subsequent purchase or field deployment of the Company’s products. The Company believes that law enforcement trainers and officers that have seen demonstrations or have been trained about its products are more supportive of their departments purchase and deployment of product.

Research and Development Costs
Research and development costs consist primarily of contract development costs and experimental work materials and certain startup costs. Research and development costs with no alternative use are expensed as incurred.

Leases
At the commencement date of a lease, the Company recognizes a liability to make lease payments and an asset representing the right to use the underlying asset during the lease term. The lease liability is measured at the present value of lease payments over the lease term. As its leases typically do not provide an implicit rate and due to lack of borrowing history or ability, the Company uses as its incremental borrowing rate a low-grade debt rate published by the Federal Reserve Bank. The right-of-use (“ROU”) asset is measured at cost, which includes the initial measurement of the lease liability and initial direct costs incurred by the Company and excludes lease incentives. Lease liabilities are recorded as a current liability for the portion due within one year with the balance as a long-term liability. ROU assets are recorded as operating lease right-of-use asset, net.

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

Shipping and Handling Costs
Shipping and handling costs are included in cost of revenues. Shipping and handling costs invoiced to customers are included in revenue. Actual shipping and handling costs were $75,106 and $22,177 for the years ended December 31, 2020 and 2019, respectively. Actual revenues from shipping and handling were $62,679 and $21,414 for the years ended December 31, 2020 and 2019, respectively.

Warranty Reserves
The Company warrants its products and accessories to be free from defects in materials and workmanship for a period of one year from the date of purchase. The warranty is generally limited. The Company currently provides direct warranty service. International market warranties are generally similar to the U.S. market.

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenues are recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. The warranty reserve was $48,140 and $13,923 at December 31, 2020 and 2019. Actual warranty costs could differ from estimates.

Segment Information
ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes
No income tax expense was recorded for the periods ended December 31, 2020 and 2019 due to losses incurred. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.

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

Subsequent Events
Management has evaluated events subsequent to December 31, 2020 through the date the accompanying financial statements were filed with the Securities and Exchange Commission and noted that there have been no events or transactions which would affect the Company’s financial statements for the year ended December 31, 2020.

Recently Issued Accounting Guidance

Adopted First Quarter of 2020:
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“Topic 820”): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, to improve the effectiveness of fair value measurement disclosures by removing or modifying certain disclosure requirements and adding other requirements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The adoption of this standard in the first quarter ended March 31, 2020 had no impact on the Company’s financial statements or disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments which was further updated and clarified by the FASB through issuance of additional related ASUs. Under ASU 2016-13, existing guidance on reporting credit losses for trade and other receivables and available for sale debt securities have been replaced with a new forward-looking “expected loss” model that has resulted in the earlier recognition of allowances for losses. The adoption of these standards in the first quarter ended March 31, 2020 had no impact on the Company’s financial statements or disclosures. As part of our assessment of the adequacy of our allowances for credit losses, we consider a number of factors including, but not limited to, customer credit ratings, bankruptcy filings, published or estimated credit default rates, age of receivables, expected loss rates and collateral exposures.

Other Guidance:
In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We do not expect that the adoption of this ASU will have a significant impact on our financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (“Subtopic 470-20”) and Derivatives and Hedging—Contracts in Entity’s Own Equity “(Subtopic 815-40”): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

The Company has reviewed other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoptions of any such pronouncements will be expected to cause a material impact on its financial condition or the results of operations.

2. REVENUE AND PRODUCT COSTS

The Company enters into contracts that include various combinations of products, accessories. software and services, each of which are generally distinct and are accounted for as separate performance obligations.

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

Most of the Company’s products and accessories are sold through domestic and international distributors. Performance obligations to deliver products and accessories are generally satisfied at the point in time the Company ships the product, as this is when the customer obtains control of the asset under our standard terms and conditions. Periodically, certain customers request bill and hold transactions for future delivery as scheduled and designated by them. In such cases, revenue is not recognized until after control, title and risk of ownership has transferred which is generally when the customer has requested such transaction under normal billing and payment terms and has been notified that the product (i) has been completed according to customer specifications, (ii) has passed quality control inspections, and (iii) has been tagged and packed for shipment, separated from other inventory and ready for physical transfer to the customer. The value associated with custodial storage services is deemed immaterial in the context of such contracts and in total, and accordingly, none of the transaction price is allocated to such service.

The Company has elected to recognize shipping costs as an expense in cost of revenue when control has transferred to the customer.

Time-based virtual reality system contracts generally include setup, training and the use of software and hardware for a fixed term, generally one to five years and support and upgrade services during the same period. The Company does not sell time-based arrangements without setup, training and support services and therefore revenues for the entire arrangement are recognized on a straight-line basis over the term. When hardware is bundled and not sold separately the Company allocates the contract transaction price to each performance obligation using the SSP of each distinct good and service in the contract.

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced and a receivable is recorded. A contract asset is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. At December 31, 2020 the Company’s deferred revenue totaled $16,015, of which $14,125 related to virtual reality training and $1,890 related to extended warranties. At December 31, 2019 the Company had deferred revenue of $2,684 related to future training contracted as part of a sale.

The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability.

The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the recognition timing of the revenue for any such underlying performance obligations. The Company had no such assets at December 31, 2020 and December 31, 2019. The Company will apply the practical expedient to expense any sales commissions related to performance obligations with an amortization of one year or less when incurred within selling, general and administrative expense.

Estimated costs for the Company’s standard one-year warranty are charged to cost of products sold when revenue is recorded for the related product. Royalties are also charged to cost of products sold.

3.
ACQUISITION

On December 14, 2020, the Company, through a new wholly-owned subsidiary, Wrap Reality, Inc., entered into an Asset Purchase Agreement with NSENA Inc, a Delaware corporation, to acquire all of NSENA’s tangible and intangible assets, properties, and rights held for use in connection with NSENA’s virtual reality training business. The acquisition enhances the Company’s training services primarily targeting law enforcement agencies.

The Company paid to NSENA cash consideration of $210,000 and recorded a short-term business acquisition liability of $275,000. The liability is payable $100,000 on March 15, 2021, $100,000 on June 15, 2021 and $75,000 on September 15, 2021. In addition, the Company assumed a $15,000 liability for unearned revenues. As additional earn-out consideration, the Company agreed to pay NSENA 10% of net revenues (or a lesser amount equal to 50% of direct profit) from specific identified prospects that become revenue customers before September 30, 2021 but only on amounts collected between Closing and June 30, 2022. The fair value of contingent consideration determined as $22,500 is included as a long-term business acquisition liability on our consolidated balance sheet.

The acquisition was accounted for under the acquisition method of accounting. Under acquisition accounting, the acquired tangible and intangible assets and liabilities of NSENA have been recorded at their respective fair values. The following table summarizes the estimates of fair value of the assets acquired and liabilities assumed on December 14, 2020:

Equipment	$10,250
Software	460,250
Customer contracts	40,000
Tradenames	2,000
Noncompete agreements	10,000
Deferred revenue	(15,000)
Total consideration	$507,500

A portion of the fair value of the consideration transferred has been assigned to identifiable intangible assets as follows:

Description	Useful life in years	Fair Value
Software	5	$460,250
Customer contracts	1	40,000
Tradenames	1	2,000
Noncompete agreements	2	10,000
Total acquired intangible assets		$512,250

All assets acquired were determined to be finite-lived intangible assets and are being amortized on a straight-line basis over its estimated useful life with no residual value.

4.
FINANCIAL INSTRUMENTS

Assets and liabilities recorded at fair value on a recurring basis in the Consolidated Balance Sheets and assets and liabilities measured at fair value on a non-recurring basis or disclosed at fair value, are categorized based upon the level of judgment associated with inputs used to measure their fair values. The accounting guidance for fair value provides a framework for measuring fair value and requires certain disclosures about how fair value is determined. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The accounting guidance also establishes a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity. The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

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

The following table shows the Company’s cash and cash equivalents, Money Market Funds and short-term investments by significant investment category as of December 31, 2020. The Company only had cash and cash equivalents, including Money Market Funds of $16,618,498 at December 31, 2019 all which were considered Level 1.

	As of December 31, 2020
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$6,034,757	$-	$-	$6,034,757
U.S. Treasury securities considered cash equivalents	9,997,812	-	-	9,997,812
U.S. Treasury securities in short-term investments	24,979,511	14,849		24,994,360
Total Financial Assets	$41,012,080	$14,849	$-	$41,026,929

Unrealized gains or losses resulting from our short-term investments are recorded in accumulated other comprehensive gain or loss. As of December 31, 2020, $14,849 was recorded to accumulated other comprehensive gain.

Our financial instruments also include accounts receivable, accounts payable, accrued liabilities and business acquisition liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.

5.
INVENTORIES, NET

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. Inventories consisted of the following:

	December 31,	December 31,
	2020	2019
Finished goods	$1,248,893	$653,323
Work in process	64,451	413
Raw materials	1,342,046	1,590,805
Inventories, net	$2,655,390	$2,244,541

During the years ended December 31, 2020 and 2019 the Company wrote off $68,108 and $193,506, respectively, of raw material and scrap parts primarily due to startup production, model changes and improvements.

6.
PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,	December 31,
	2020	2019
Production and lab equipment	$147,781	$44,454
Tooling	80,936	59,004
Computer equipment	180,573	83,368
Furniture, fixtures and improvements	165,465	128,782
	574,755	315,608
Accumulated depreciation	(217,468)	(72,732)
Property and equipment, net	$357,287	$242,876

Depreciation expense was $144,736 and $44,239 for the years ended December 31, 2020 and 2019, respectively.

7. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	December 31,	December 31,
	2020	2019
Amortizable intangible assets:
Patents	$279,294	$176,425
Trademarks	83,964	57,919
Purchased software	662,250	-
Other	50,000	-
	1,075,508	234,344
Accumulated amortization	(22,587)	(4,061)
Total amortizable	1,052,921	230,283
Indefinite life assets (non-amortizable)	343,563	-
Total intangible assets-net	$1,396,484	$230,283

Amortization expense was $18,526 and $2,706 for the years ended December 31, 2020 and 2019, respectively.

At December 31, 2020, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following:

2021	$186,266
2022	150,766
2023	145,766
2024	145,766
2025	145,766
Thereafter	278,591
Total estimated amortization expense	$1,052,921

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $52,950 due to related party Syzygy Licensing, LLC (“Syzygy”) as of December 31, 2020. Accounts payable at December 31, 2020 also included $10,000 due to related party V3 Capital Partners, LLC (see Note 14).

Accrued liabilities consist of the following:

	December 31,	December 31,
	2020	2019
Patent and legal costs	$64,800	$9,851
Accrued compensation	562,792	144,193
Warranty costs	48,140	13,923
Consulting costs	2,083	7,500
Taxes and other	43,260	18,827
Accrued liabilities	$721,075	$194,294

Accrued compensation includes $555,000 in bonuses and $7,792 in commissions payable at December 31, 2020.

9. LEASES

The Company adopted ASU 2016-02, Leases (“Topic 842”) on January 1, 2019 using the modified retrospective approach. The Company has elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. The adoption of the standard resulted in the recognition of a ROU asset and lease liability of $12,900 for one operating lease as of January 1, 2019, with no impact to retained earnings. Prior year amounts have not been restated. That lease is for 1,890 square feet of improved office and warehouse space in Las Vegas, Nevada. In January 2019, the Company recorded an additional $17,101 ROU remeasurement asset and liability from an extension of the facility lease to December 31, 2020. In March 2019, the Company recorded a $57,587 ROU asset and liability for a two-year facility operating lease for 1,906 square feet of improved office and warehouse space in Lake Forest, California expiring in February 2021. In June 2019, the Company recorded a $253,412 ROU asset and liability for a 38-month facility operating lease for 11,256 square feet of improved office, assembly, training and warehouse space in Tempe, Arizona expiring in July 2022.

Amortization of ROU operating lease assets was $121,844 and $80,069 for the years ended December 31, 2020 and 2019, respectively.

Operating lease expense for capitalized operating leases included in operating activities was $137,228 and $94,599 for the years ended December 31, 2020 and 2019, respectively. Operating lease obligations recorded on the balance sheet at December 31, 2020 are:

Operating lease liability- short term	$94,011
Operating lease liability - long term	56,006
Total Operating Lease Liability	$150,017

Future lease payments included in the measurement of lease liabilities on the balance sheet at December 31, 2020 for future periods are as follows:

2021	101,406
2022	57,328
Total future minimum lease payments	158,734
Less imputed interest	(8,717)
Total	$150,017

The weighted average remaining lease term is 1.54 years and the weighted average discount rate is 7.0%.

The Company did not have any short-term lease expense during the years ended December 31, 2020 and December 31, 2019. The Company does not have any finance leases.

10.
DEBT

The Company’s debt at December 31, 2020 included operating lease liabilities (see Note 9) and business acquisition liabilities (see Note 3). Debt at December 31, 2019 consisted of operating lease liabilities.

On May 1, 2020, the Company received loan proceeds of $414,362 from Bank of America, N.A. (the “Lender”), as a potentially forgivable loan (the “PPP Loan”) from the U.S. Small Business Administration pursuant to the Paycheck Protection Program (the “PPP”) enacted by Congress under Division A, Title 1 of the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the “CARES Act”), which was enacted March 27, 2020. The PPP Loan was in the form of a two-year Promissory Note dated May 1, 2020 payable to the Lender (the “PPP Note”), bearing interest at a rate of 1% per annum.

Under the terms of the CARES Act, the Company subsequently applied for and in December 2020 was granted forgiveness for the PPP Loan plus interest. The Company’s PPP Loan in the amount of $414,362 and accrued interest was forgiven in full by the Small Business Administration. The Company recognized $416,683 in debt forgiveness income as a result of the forgiveness.

11.
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

Summary of Stock Purchase Warrants
The following table summarizes warrant activity during the years ended December 31, 2020 and 2019:

	Number	Average Purchase Price Per Share
Shares purchasable under outstanding warrants at December 31, 2018	5,017,181	$4.82
Stock purchase warrants issued	2,076,922	$6.62
Stock purchase warrants exercised	(473,483)	$4.46
Shares purchasable under outstanding warrants at December 31, 2019	6,620,620	$5.41
Stock purchase warrants issued	2,066,667	$6.00
Stock purchase warrants exercised	(5,155,976)	$5.08
Stock purchase warrants cancelled	(324,401)	$5.00
Shares purchasable under outstanding warrants at December 31, 2020	3,206,910	$6.36

During the year ended December 31, 2020 the Company received gross proceeds of $26,190,483 from the exercise of 5,155,976 warrants and paid $1,016,645 as an agent fee to facilitate exercise of certain warrants resulting in net proceeds of $25,173,838. Company officer Elwood Norris exercised 333,334 of these warrants at $5.00 per share for cash of $1,666,670.

During the year ended December 31, 2019 the Company received gross proceeds of $2,112,117 from the exercise of 2,076,922 warrants and paid an agent fee of $28,666 for net proceeds of $2,083,451.

The Company has outstanding Common Stock purchase warrants as of December 31, 2020 as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Purchase Warrants	1,661,397	$6.50	June 18, 2021
Agent Warrants	153,846	$8.125	June 18, 2021
Purchase Warrants	1,391,667	$6.00	June 1, 2022
	3,206,910

12.
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

Stock Options
The following table summarizes stock option activity for the years ended December 31, 2019 and 2020:

		Weighted Average
	Options on		Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding December 31, 2018	2,067,500	$1.68	4.44
Granted	1,000,000	$5.41	-
Exercised	(38,750)	$1.50	-
Forfeited, cancelled, expired	(100,000)	$1.50	-
Outstanding December 31, 2019	2,928,750	$2.96	3.71
Granted	1,423,836	$6.66	-
Exercised	(371,000)	$1.90	-
Forfeited, cancelled, expired	(50,000)	$3.00	-
Outstanding December 31, 2020	3,931,586	$4.41	4.89	$5,176,337
Vested and exercisable at December 31, 2020	2,091,084	$2.68	2.60	$4,965,155

In connection with the NSENA acquisition in December 2020 the Company granted 190,000 service-based options and 100,000 performance-based options for future services as employees and consultants at an exercise price of $5.46 per share. Other than the 100,000 performance-based options, all outstanding options at December 31, 2020 are service-based options.

Subsequent to December 31, 2020 a total of 58,500 options were exercised for cash proceeds of $87,750.

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted. The following table summarizes the assumptions used to compute the fair value of options granted to employees and non-employees:

	For the Year Ended
	December 31,
	2020	2019
Expected stock price volatility	47%	49%
Risk-free interest rate	0.38%	2.41%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%
Expected life of options - years	5.64	3.50
Weighted-average fair value of options granted	$2.90	$2.06

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

The following table summarizes information about stock options outstanding at December 31, 2020:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$1.50	1,422,750	2.39	$1.50	1,422,750	$1.50
$3.15 - $3.61	85,000	2.86	$3.75	85,000	$3.75
$4.26 - $6.58	2,073,836	5.89	$5.29	583,334	$5.41
$11.22	350,000	9.58	$11.22	-	-

Restricted Stock Units
The Plan provides for the grant of restricted stock units (“RSUs”). RSUs are settled in shares of the Company’s Common Stock as the RSUs become vested. In January 2019 the Company granted 263,087 service-based RSUs to officers and employees vesting over a period of three years. In August and September 2019, the Company granted 45,000 service-based RSUs to employees vesting over a period of three years. In January 2020 the Company granted 73,992 service-based RSUs to officers and directors vesting over a period of three years. In April 2020 the Company granted 122,222 service-based RSUs to employees vesting over a period of three years. Also, in April 2020 the Company granted an officer 35,211 performance-based RSUs. During the period July 2020 to December 2020 the Company granted 114,660 service-based RSU’s to employees vesting over three and four years.

The following table summarizes RSU activity under the Plan for the years ended December 31, 2019 and 2020:

		Weighted Average	Weighted Average
	Service-Based	Grant Date	Vesting
	RSU's	Fair Value	Period
Unvested at December 31, 2018	-	-
Granted - service based	308,087	$6.77	3.00 Years
Unvested at December 31, 2019	308,087	$6.77
Granted - service based	310,874	$6.02	3.02 Years
Granted - performance based	35,211	$4.26
Vested	(144,687)	$5.17
Forfeited and cancelled	(81,479)	$6.47
Unvested at December 31, 2020	428,006	$6.13	2.27 Years

Share-Based Compensation Expense
The Company recorded share-based compensation in its statements of operations for the relevant periods for options and RSUs as follows:

	For the Year Ended
	December 31,
	2020	2019
Selling, general and administrative	$1,956,818	$1,410,095
Research and development	279,925	126,001
Total share-based expense	$2,236,743	$1,536,096

As of December 31, 2020, total estimated compensation cost of stock options granted and outstanding but not yet vested was $4.6 million which is expected to be recognized over the weighted average period of 2.8 years. As of December 31, 2020, total estimated compensation cost of RSUs granted and outstanding but not yet vested was $2.2 million which is expected to be recognized over the weighted average period of 2.3 years.

13. COMMITMENTS AND CONTINGENCIES

Facility Leases
See Note 9.

Related Party Technology License Agreement
The Company is obligated to pay royalties and development and patent costs pursuant to an exclusive Amended and Restated Intellectual Property License Agreement dated as of September 30, 2016 with Syzygy, a company owned and controlled by stockholders/officers Mr. Elwood Norris and Mr. James Barnes. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000,000 in royalties or until September 30, 2026, whichever occurs earlier. The Company recorded $143,390 and $23,297 for royalties incurred during the years ended December 31, 2020 and 2019, respectively.

Purchase Commitments
At December 31, 2020 the Company was committed for approximately $2.2 million for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

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

Litigation

Securities Litigation
On September 23, 2020, Carone Cobden filed a putative class action complaint against the Company, former Chief Executive Officer David Norris (“Norris”), Chief Financial Officer, James A. Barnes (“Barnes”), and President, Thomas Smith (“Smith”) in the United States District Court for the Central District of California, docketed as Case No. 2-20-cv-08760-DMG-PVCx (the “Cobden Complaint”). The Cobden Complaint alleges that the named defendants, in their capacities as officers of the Company, knowingly made false or misleading statements or omissions regarding trials of the Company’s BolaWrap product conducted by the Los Angeles Police Department (the “BolaWrap Pilot Program”).  The Cobden Complaint also alleges that the conduct of the named defendants artificially inflated the price of the Company’s traded securities, and that the disclosure of certain adverse information to the public led to a decline in the market value of the Company’s securities.  The Cobden Complaint further alleges violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and defines the class period as July 31, 2020 through September 23, 2020.

On October 1, 2020, Joseph Mercurio filed a second putative class action complaint against the Company, Norris, Smith, and Barnes in the same court, which contains substantially the same factual allegations and legal claims as set forth in the Cobden Complaint, and is docketed as Case No. 2-20-cv-09030-DMG-PVCx (the “Mercurio Complaint”).  On October 15, 2020, Paula Earley filed a third putative class action complaint against the Company, Smith, Norris, Barnes, Chief Strategy Officer Mike Rothans (“Rothans”), and former Chief Executive Officer, Marc Thomas (“Thomas”) in the same court, which contains many of the same factual allegations and legal claims as set forth in the Cobden and Mercurio Complaints, but defines the class period as April 29, 2020 through September 23, 2020, and alleges additional false or misleading statements in connection with BolaWrap and the BolaWrap Pilot Program (the “Earley Complaint”).  The Earley Complaint is docketed as Case No. 2-20-cv-09444-DMG-PVCx.

On November 3, 2020, the Hon. Dolly M. Gee consolidated the three above-mentioned cases under the caption In re Wrap Technologies, Inc. Securities Exchange Act Litigation, Case No. 20-8760-DMG (“PVCx”) (the “Securities Action”).  On January 7, 2021, the Court appointed a lead plaintiff in the Securities Action, who designated its attorneys as lead counsel.  On January 21, 2021, Judge Gee ordered that a consolidated amended complaint be filed in the Securities Action on or before March 12, 2021, with defendants’ motion to dismiss to be filed on or before April 26, 2021, and a hearing on the motion to dismiss to be held on July 23, 2021.  The Company believes that the complaints underlying the Securities Action are without merit and intends to vigorously defend against the claims raised therein.

Shareholder Derivative Litigation
On November 13, 2020, Naresh Rammohan filed a shareholder derivative action in the United States District Court for the Central District of California against Smith, Barnes, Rothans, Thomas, Norris, and Messrs. Scot Cohen, Patrick Kinsella, Michael Parris, and Wayne Walker, alleging unjust enrichment, breach of fiduciary duty, waste of corporate assets, and contribution claims under the Securities Exchange Act of 1934, docketed as Case No. 2:20-cv-10444-DMG-PVCx (the “Rammohan Complaint”).  The Rammohan Complaint names the Company as a nominal defendant and recites many of the allegations set forth in the Securities Action relating to the BolaWrap Pilot Program.  On January 20, 2021, Ray Westerman filed a second derivative complaint in the same court against the same parties, alleging breach of fiduciary duty and contribution claims under the Securities Exchange Act of 1934, docketed as Case No. 2:21-cv-00550-DMG-PVCx (the “Westerman Complaint”).  On January 22, 2021, Jesse Lowe filed a third derivative complaint in the same court against the same parties, alleging breach of fiduciary duty and asserting various claims under the Securities Exchange Act of 1934, docketed as Case No. 2:21-cv-00597-DMG-PVCx (the “Lowe Complaint”).

The above-mentioned derivative cases (collectively, the “Derivative Actions”) each been have been transferred to Judge Gee as cases related to the Securities Action.  On January 27, 2021, the Judge Gee issued an order to show cause why the Derivative Actions should not be consolidated under the caption In re Wrap Technologies, Inc. Shareholder Derivative Litigation, Case No. 2:20-10444-DMG-PVCx and stayed pending the resolution of the anticipated motion to dismiss in the Securities Action.  On February 5, 2021, the parties in the Derivative Actions responded jointly to the order to show cause, stipulating that the case should be consolidated and stayed as suggested by the Court.  We believe that the Derivative Actions will be consolidated and stayed by the Court.  As with the Securities Action, the Company believes that the Derivative Actions are without merit and intends to vigorously defend against the claims raised therein.

14. RELATED PARTY TRANSACTIONS

Commencing in October 2017 the Company began reimbursing Mr. Elwood Norris, an officer and stockholder of the Company, $1,500 per month on a month-to-month basis for laboratory facility costs, for an aggregate of $18,000 during the year ended December 31, 2020 and 2019, respectively.

From April 2020 through December 2020 the Company engaged V3 Capital Partners, LLC (“V3”), a company owned and controlled by Scot Cohen, the Company’s Executive Chairman, to provide certain investor, shareholder and marketing services, in consideration for the payment to V3 of $10,000 per month on a month-to-month basis for an aggregate of $90,000 during the year ended December 31, 2020. In addition, the Company paid V3 a bonus of $175,000 for assistance in a financing that was consummated in July 2020.

See Notes 8, 11 and 13 for additional information on related party transactions and obligations.

15. INCOME TAXES

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

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for the periods presented because of operating losses since inception. As of December 31, 2020, the Company has federal net operating loss carryforwards of approximately $24,449,000 to reduce future taxable income that will expire beginning in 2038. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. As of December 31, 2020, management has not determined the extent of any such limitations, if any.

The Company provided a full valuation allowance on the net deferred tax asset, consisting primarily of net operating loss carry forwards, because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward period. As a result of the change in future Federal statutory tax rates due to the passing of the Tax Cuts and Jobs Act of 2017, management determined that the deferred tax assets and liabilities should be valued at a federal statutory rate of 21%.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the periods ended December 31, 2020 and 2019 applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

The provision for (benefit from) income taxes consist of the following:

	Year Ended December 31,
	2020	2019
Current tax benefit	$-	$-
Deferred tax benefit	3,158,000	1,800,000
Change in valuation allowance	(3,158,000)	(1,800,000)
Income tax benefit (provision)	$-	$-

A reconciliation of the provision for income taxes at the federal statutory rate of 21% to the Company’s provision for income tax is as follows:

	Year Ended December 31,
	2020	2019
Income taxes benefit computed at federal statutory rate	$2,642,000	$1,748,000
State income taxes, net of federal effect	216,000	114,000
Permanent differences and other	300,000	(62,000)
Change in valuation allowance	(3,158,000)	(1,800,000)
Income tax benefit (provision)	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	December 31,
	2020	2019
Deferred tax assets:
Net operating losses	$5,444,000	$2,430,000
Research tax credits	45,000	26,000
Stock compensation	542,000	239,000
Accruals and other	169,000	9,000
	6,200,000	2,704,000
Deferred tax liabilities:
Depreciation and other	396,000	58,000
	396,000	58,000
Net deferred tax assets	5,804,000	2,646,000
Less valuation allowance	(5,804,000)	(2,646,000)
Net deferred taxes after valuation allowance	$-	$-

In accordance with ASU 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, the Company recognizes windfall tax benefits associated with the exercise of stock options as a component of tax expense (rather than equity). Accordingly, our federal and state operating loss carryforwards include net windfall tax deductions from stock option exercises and RSU vesting of approximately $720,000 and $144,000 during the years ended December 31, 2020 and 2019, respectively.

16. MAJOR CUSTOMERS AND RELATED INFORMATION

Major Customers
For the year ended December 31, 2020, revenues from two distributors accounted for approximately 17% and 16% of revenues with no other single customer accounting for more than 10% of total revenues. These distributors accounted for 28% and 26% of accounts receivable at December 31, 2020. For the year ended December 31, 2019, revenues from one distributor accounted for 22% revenues with no other single customer accounting for more than 10% of total revenues. This customer accounted for 54% of accounts receivable at December 31, 2019.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	For the Year
	Ended December 31,
	2020	2019
Americas	$1,442,822	$481,622
Europe, Middle East and Africa	1,046,499	116,547
Asia Pacific	1,454,736	98,621
	$3,944,057	$696,790

See Note 1 – Concentrations of Risks for information on reliance on suppliers.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tempe, State of Arizona, on the 4th day of March 2021.

WRAP TECHNOLOGIES, INC

Date: March 4, 2021	By:	/s/ Thomas Smith
Thomas Smith
Interim Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ THOMAS SMITH	Interim Chief Executive Officer	March 4, 2021
Thomas Smith	(Principal Executive Officer)

/s/ JAMES A. BARNES	Chief Financial Officer, Secretary and Treasurer	March 4, 2021
James A. Barnes	(Principal Accounting Officer)

/s/ SCOT COHEN	Executive Chair of Board	March 4, 2021
Scot Cohen
/s/DAVID G. NORRIS	Director	March 4, 2021
David G. Norris
/s/PATRICK KINSELLA	Director	March 4, 2021
Patrick Kinsella
/s/MICHAEL PARRIS	Director	March 4, 2021
Michael Parris

/s/WAYNE R. WALKER	Director	March 4, 2021
Wayne R. Walker