Form 10-K/A
period 2020-12-31
WRAP TECHNOLOGIES, INC.
filed 2021-03-19
CIK 1702924

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Wrap Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2021 (the “Original Form 10-K”) to amend Part II, Item 9A - Controls and Procedures, solely to provide management’s report on internal control over financial reporting which concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

In accordance with Rule 12b-15 under the Exchange Act, the Company is including in this Amendment No. 1 an amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment No. 1, paragraph 3 of the certifications has been omitted. Similarly, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as described above, this Amendment No. 1 does not amend, modify or update the information in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment No. 1 does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Form 10-K. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART II

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

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2020, based on the framework and criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

* Previously filed.
+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tempe, State of Arizona, on the 19th day of March 2021.

WRAP TECHNOLOGIES, INC

Date: March 19, 2021	By:	/s/ Thomas Smith
Thomas Smith
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ THOMAS SMITH	Chief Executive Officer	March 19, 2021
Thomas Smith	(Principal Executive Officer)

/s/ JAMES A. BARNES	Chief Financial Officer, Secretary and Treasurer	March 19, 2021
James A. Barnes	(Principal Accounting Officer)

/s/ SCOT COHEN	Executive Chair of Board	March 19, 2021
Scot Cohen
/s/DAVID G. NORRIS	Director	March 19, 2021
David G. Norris
/s/PATRICK KINSELLA	Director	March 19, 2021
Patrick Kinsella
/s/MICHAEL PARRIS	Director	March 19, 2021
Michael Parris

/s/WAYNE R. WALKER	Director	March 19, 2021
Wayne R. Walker