Form 10-Q
period 2021-03-31
WRAP TECHNOLOGIES, INC.
filed 2021-04-29
CIK 1702924

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
Commission File Number: 000-55838

Wrap Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0551945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1817 W 4th Street
Tempe, Arizona 85281
 (Address of principal executive offices) (Zip Code)
 (800) 583-2652
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	WRAP	Nasdaq Capital Market

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

As of April 28, 2021 a total of 37,948,413 shares of the Registrant’s common stock, par value $0.0001, (“Common Stock”) were issued and outstanding.

WRAP TECHNOLOGIES, INC.

-i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Wrap Technologies, Inc.
Condensed Balance Sheets
(in thousands, except par value and share amounts)

	March 31,
	2021	December 31,
	(Unaudited)	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,000	$16,647
Short-term investments	35,000	24,994
Accounts receivable, net	2,212	1,871
Inventories, net	3,580	2,655
Prepaid expenses and other current assets	769	760
Total current assets	43,561	46,927
Property and equipment, net	463	357
Operating lease right-of-use asset, net	114	139
Intangible assets, net	1,404	1,397
Other assets	8	13
Total assets	$45,550	$48,833

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,400	$1,232
Accrued liabilities	593	721
Customer deposits	5	2
Deferred revenue	172	16
Operating lease liability - short term	91	94
Business acquisition liability - short term	175	275
Total current liabilities	3,436	2,340

Long-term liabilities:
Operating Lease Liability - long term	32	56
Business acquisition liability - long term	23	23
Total long-term liabilities	55	79
Total liabilities	3,491	2,419

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; none issued and outstanding	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 37,711,698 and 37,554,162 shares issued and outstanding each period, respectively	4	4
Additional paid-in capital	72,777	71,705
Accumulated deficit	(30,739)	(25,310)
Accumulated other comprehensive income	17	15
Total stockholders' equity	42,059	46,414
Total liabilities and stockholders' equity	$45,550	$48,833

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Product sales	$1,427	$675
Other revenue	115	15
Total revenues	1,542	690
Cost of revenues	937	406
Gross profit	605	284

Operating expenses:
Selling, general and administrative	4,978	2,140
Research and development	1,065	534
Total operating expenses	6,043	2,674
Loss from operations	(5,438)	(2,390)

Other income (expense):
Interest income	2	44
Other	7	-
	9	44
Net loss	$(5,429)	$(2,346)

Net loss per basic and diluted common share	$(0.14)	$(0.08)
Weighted average common shares used to compute net loss per basic and diluted common share	37,618,629	29,976,825

Comprehensive loss:
Net loss	$(5,429)	$(2,346)
Net unrealized gain on short-term investments	2	-
Comprehensive loss	$(5,427)	$(2,346)

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2020	37,554,162	$4	$71,705	$(25,310)	$15	$46,414
Common shares issued upon exercise of stock options	75,000	-	113	-	-	113
Share-based compensation expense	-	-	859	-	-	859
Common shares issued upon vesting of restricted stock units	64,660	-	-	-	-	-
Net unrealized gain on short-term investments	-	-	-	-	2	2
Common shares issued for services	17,876	-	100	-	-	100
Net loss for the period	-	-	-	(5,429)	-	(5,429)
Balance at March 31, 2021	37,711,698	$4	$72,777	$(30,739)	$17	$42,059

Balance at December 31, 2019	29,829,916	$3	$31,923	$(12,730)	$-	$19,196
Common shares issued upon exercise of warrants at $3.00 per share, net of issuance costs	11,783	-	35	-	-	35
Common shares issued upon exercise of warrants at $5.00 per share, net of issuance costs	119,400	-	597	-	-	597
Common shares issued upon exercise of stock options	112,625	-	169	-	-	169
Share-based compensation expense	-	-	467	-	-	467
Net loss for the period	-	-	-	(2,346)	-	(2,346)
Balance at March 31, 2020	30,073,724	$3	$33,191	$(15,076)	$-	$18,118

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(5,429)	$(2,346)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	104	25
Gain on sale of assets	(1)	-
Warranty provision	(2)	14
Non-cash lease expense	25	30
Share-based compensation	859	467
Common shares issued for services	100	-
Provision for doubtful accounts	-	10
Changes in assets and liabilities:
Accounts receivable	(341)	(198)
Inventories	(924)	(44)
Prepaid expenses and other current assets	(9)	(94)
Accounts payable	1,168	43
Operating lease liability	(26)	(31)
Customer deposits	3	(149)
Accrued liabilities and other	(136)	35
Warranty settlement	9	-
Deferred revenue	156	-
Net cash used in operating activities	(4,444)	(2,238)

Cash Flows From Investing Activities:
Purchase of short-term investments	(25,003)	-
Proceeds from maturities of short-term investments	15,000	-
Capital expenditures for property and equipment	(160)	(20)
Investment in patents and trademarks	(56)	(34)
Proceeds from long-term deposits	3	-
Net cash used in investing activities	(10,216)	(54)

Cash Flows From Financing Activities:
Proceeds from exercise of warrants	-	632
Proceeds from exercise of stock options	113	169
Repayment of debt	(100)	-
Net cash provided by financing activities	13	801

Net decrease in cash and cash equivalents	(14,647)	(1,491)
Cash and cash equivalents, beginning of period	16,647	16,984
Cash and cash equivalents, end of period	$2,000	$15,493

See accompanying notes to condensed interim financial statements.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

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

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 4, 2021. The accompanying condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated balance sheet at December 31, 2020 contained in the above referenced Form 10-K. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

Where necessary, the prior year’s information has been reclassified to conform to the current year presentation.

Principles of Consolidation

The Company has one wholly-owned subsidiary, Wrap Reality, Inc., formed in December 2020, and has commenced selling its virtual reality training system primarily targeting law enforcement and security agencies. The condensed consolidated financial statements include the accounts of this subsidiary after elimination of intercompany transactions and accounts.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions (e.g., stock-based compensation valuation, allowance for doubtful accounts, valuation of inventory and intangible assets, warranty reserve, accrued costs and recognition and measurement of contingencies) that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

Loss per Share

Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. Stock options, restricted stock units and warrants exercisable or issuable for a total of 8,031,842 shares of Common Stock were outstanding at March 31, 2021. These securities are not included in the computation of diluted net loss per common share for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

Recent Issued Accounting Guidance

Adopted the First Quarter of 2021:

In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. We adopted ASU 2019-12 in the first quarter ended March 31, 2021 and it did not have a significant impact on our financial statements.

Other Pronouncements:

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (“Subtopic 470-20”) and Derivatives and Hedging—Contracts in Entity’s Own Equity “(Subtopic 815-40”): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

The Company has reviewed other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoptions of any such pronouncements will be expected to cause a material impact on its financial condition or the results of operations.

2.	REVENUE AND PRODUCT COSTS

On January 1, 2018, the Company adopted FASB ASC Topic 606, Revenue from contracts with customers (“Topic 606”) and, as it had no prior revenue or contracts with customers, there was no transition required nor any impact on prior results. Topic 606 requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations and recognition of revenue as the entity satisfies the performance obligations.

The Company enters into contracts that include various combinations of products, accessories, software and services, each of which are generally distinct and are accounted for as separate performance obligations.

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account in Topic 606. For contracts with a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts with multiple performance obligations, the Company allocates the contract transaction price to each performance obligation using the Company’s estimate of the standalone selling price (“SSP”) of each distinct good or service in a contract. The Company determines standalone selling prices based on the relative standalone selling price. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price considering available information such as market conditions and internally approved pricing guidelines related to the performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account in Topic 606. For contracts with a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts with multiple performance obligations, the Company allocates the contract transaction price to each performance obligation using the Company’s estimate of the standalone selling price (“SSP”) of each distinct good or service in a contract. The Company determines standalone selling prices based on the relative stand alone selling price. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price considering available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

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

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced, and a receivable is recorded. A contract asset is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. At March 31, 2021 the Company’s deferred revenue totaled $172, of which $137 related to virtual reality training and $35 related to extended product warranties. At December 31, 2020 the Company’s deferred revenue totaled $16, of which $14 related to virtual reality training and $2 related to extended product warranties.

The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability.

The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the recognition timing of the revenue for any such underlying performance obligations. The Company had no such assets at March 31, 2021 and December 31, 2020. The Company applies the practical expedient to expense any sales commissions related to performance obligations with an amortization of one year or less when incurred within selling, general and administrative expense.

Estimated costs for the Company’s standard one-year warranty are charged to cost of products sold when revenue is recorded for the related product. Royalties are also charged to cost of products sold.

3.	FAIR VALUE MEASUREMENTS

Assets and liabilities recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheets and assets and liabilities measured at fair value on a non-recurring basis or disclosed at fair value, are categorized based upon the level of judgment associated with inputs used to measure their fair values. The accounting guidance for fair value provides a framework for measuring fair value and requires certain disclosures about how fair value is determined. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The accounting guidance also establishes a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity. The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Wrap Technologies, Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

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

Instruments Measured at Fair Value on a Recurring Basis

The Company’s cash equivalent Money Market Funds and short-term investments consisting of U.S. Treasury bill securities are classified as Level 1 because they are valued using quoted market prices.

The following table shows the Company’s cash and cash equivalents, Money Market Funds and short-term investments by significant investment category as of March 31, 2021 and December 31, 2020.

	As of March 31, 2021
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$1,035	$-	$-	$1,035
U.S. Treasury securities considered cash equivalents	-	-	-	-
U.S. Treasury securities in short-term investments	34,983	17	-	35,000
Total Financial Assets	$36,018	$17	$-	$36,035

	As of December 31, 2020
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$6,035	$-	$-	$6,035
U.S. Treasury securities considered cash equivalents	9,998	-	-	9,998
U.S. Treasury securities in short-term investments	24,979	15	-	24,994
Total Financial Assets	$41,012	$15	$-	$41,027

Unrealized gains or losses resulting from our short-term investments are recorded in accumulated other comprehensive gain or loss. As of March 31, 2021, $17 was recorded to accumulated other comprehensive gain.

Our financial instruments also include accounts receivable, accounts payable, accrued liabilities and business acquisition liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

4.	INVENTORIES, NET

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. Inventories consisted of the following:

	March 31,	December 31,
	2021	2020
Finished goods	$1,688	$1,249
Work in process	26	64
Raw materials	1,866	1,342
Inventories, net	$3,580	$2,655

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31,	December 31,
	2021	2020
Production and lab equipment	$148	$148
Tooling	173	81
Computer equipment	249	180
Furniture, fixtures and improvements	160	165
	730	574
Accumulated depreciation	(267)	(217)
Property and equipment, net	$463	$357

Depreciation expense was $56 and $22 for the three months ended March 31, 2021 and 2020, respectively.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

6.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	March 31,	December 31,
	2021	2020
Amortizable intangible assets:
Patents	$304	$280
Trademarks	115	84
Purchased software	662	662
Other	50	50
	1,131	1,076
Accumulated amortization	(71)	(23)
Total amortizable	1,060	1,053
Indefinite life assets (non-amortizable)	344	344
Total intangible assets, net	$1,404	$1,397

Amortization expense was $48 and $3 for the three months ended March 31, 2021 and 2020, respectively.

At March 31, 2021, future amortization expense is as follows:

2021 (9 months)	$139
2022	152
2023	147
2024	147
2025	147
Thereafter	328
Total estimated amortization expense	$1,060

Wrap Technologies, Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $104 and $53 due to related party Syzygy Licensing, LLC (“Syzygy”) as of March 31, 2021 and December 31, 2020, respectively. Accounts payable at December 31, 2020 also included $10,000 due to related party V3 Capital Partners, LLC. See Notes 12 and 13 for additional related party information.

Accrued liabilities consist of the following:

	March 31,	December 31,
	2021	2020
Patent and legal costs	$70	$65
Accrued compensation	443	563
Warranty costs	58	48
Consulting costs	-	2
Taxes and other	22	43
Accrued liabilities	$593	$721

8.	LEASES

The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019 using the modified retrospective approach. The Company has elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less.

Amortization of Right of Use operating lease assets was $25 and $30 for the three months ended March 31, 2021 and 2020, respectively.

Operating lease expense for capitalized operating leases included in operating activities was $28 and $31 for the three months ended March 31, 2021 and 2020, respectively. Operating lease obligations recorded on the balance sheet at March 31, 2021 are:

Operating lease liability- short term	$91
Operating lease liability - long term	32
Total Operating Lease Liability	$123

Wrap Technologies, Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

Future lease payments included in the measurement of lease liabilities on the balance sheet at March 31, 2021 for future periods are as follows:

2021 (9 months)	72
2022	57
Total future minimum lease payments	129
Less imputed interest	(6)
Total	$123

The weighted average remaining lease term is 1.33 years, and the weighted average discount rate is 7.0%.

The Company does not have any finance leases.

9.	OTHER LIABILITIES

The Company’s other liabilities at March 31, 2021 and December 31, 2020 included operating lease liabilities (see Note 8) and business acquisition liabilities totaling $198 of which $175 related to short term business liabilities and $23 related to contingent consideration recorded as a long-term business acquisition liability on our balance sheet.

10.	STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 150,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”).

Wrap Technologies, Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

Summary of Stock Purchase Warrants

The following table summarizes warrant activity during the three months ended March 31, 2021:

	Number	Average Purchase Price Per Share
Shares purchasable under outstanding warrants at December 31, 2020	3,206,910	$6.36
Stock purchase warrants issued	-	-
Stock purchase warrants exercised	-	-
Shares purchasable under outstanding warrants at March 31, 2021	3,206,910	$6.36

The Company has outstanding Common Stock purchase warrants as of March 31, 2021 as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Purchase Warrants	1,661,397	$6.50	June 18, 2021
Agent Warrants	153,846	$8.125	June 18, 2021
Purchase Warrants	1,391,667	$6.00	June 1, 2022
	3,206,910

Subsequent Stock Issuance

In April 2021 the Company issued 25,000 shares valued at $139 for payment of legal services included in accounts payable at March 31, 2021.

11.	SHARE-BASED COMPENSATION

On March 31, 2017, the Company adopted, and the stockholders approved, the 2017 Stock Incentive Plan (the “Plan”) authorizing 2,000,000 shares of Company Common Stock for issuance as stock options and restricted stock units to employees, directors or consultants. In May 2019, the stockholders ratified an increase in the Plan authorizing an additional 2,100,000 shares of Common Stock and in June 2020 ratified a further authorization of 1,900,000 shares of Common Stock for a total of 6,000,000 shares subject to the Plan. At March 31, 2021 there were 545,055 shares of Common Stock available for grant under the Plan.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

In April 2021, the Board of the Company approved, subject to stockholder ratification, an increase in the Plan authorizing an additional 1,500,000 shares of Common Stock to a total of 7,500,000 shares.

The Company generally recognizes stock-based compensation expense on the grant date and over the period of vesting or period that services will be provided.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2021:

		Weighted Average
	Options on		Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding December 31, 2020	3,931,586	$4.41	4.80
Granted	577,500	$5.28
Exercised	(75,000)	$1.50
Forfeited, cancelled, expired	(10,000)	$5.42
Outstanding March 31, 2021	4,424,086	$4.57	5.39	$5,533,110
Exercisable March 31, 2021	2,116,917	$2.86	2.49	$5,181,463

Options outstanding at December 31, 2020 and March 31, 2021 include 100,000 of performance-based options exercisable at $5.46 per share with vesting based on achieving certain virtual reality revenue targets by December 1, 2024. The Company has not recorded share-based compensation expense related to these options. All other options are service-based.

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted. The following table summarizes the assumptions used to compute the fair value of options granted to employees and non-employees:

	For the Three Months
	Ended March 31,
	2021	2020
Expected stock price volatility	50%	n/a
Risk-free interest rate	0.89%	n/a
Forfeiture rate	0%	n/a
Expected dividend yield	0%	n/a
Expected life of options - years	5.70	n/a
Weighted-average fair value of options granted	$2.42	n/a

Wrap Technologies, Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

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

Restricted Stock Units

The Plan provides for the grant of restricted stock units (“RSUs”). The following table summarizes RSU activity under the Plan for the three months ended March 31, 2021:

		Weighted Average	Weighted Average
	Service-Based	Grant Date	Vesting
	RSU's	Fair Value	Period
Unvested at December 31, 2020	428,006	$6.13
Granted - service based	37,500	$5.38
Vested	(64,660)	$4.72
Forfeited and cancelled	-
Unvested at March 31, 2021	400,846	$6.29	2.18 Years

Subsequent Stock Awards

In April 2021 the Board of Directors granted a stock award pursuant to the Plan of 31,250 shares to each of its five directors with a grant date value of $5.56 per share for prior services. Stock expense of $869 will be recognized as of the grant date.

In April 2021 the Board of Directors granted each of its four non-executive directors an RSU grant of 10,882 shares vesting during the balance of 2021 with a grant date value of $5.56 per share. The $242 total stock compensation expense will be recognized over the 2021 vesting period.

Also, in April 2021 the Board of Directors granted Scot Cohen, the Company’s Executive Chairman, a ten-year stock option exercisable for 100,000 shares of Common Stock at an exercise price of $5.56 per share vesting during the balance of 2021. The $254 stock compensation expense will be recognized over the 2021 vesting period.

Upon the appointment of four additional new directors in April 2021 the Board of Directors granted each new director a stock option exercisable for 30,000 shares of Common Stock at an exercise price of $5.04 per share vesting over two years. The $292 total stock compensation expense will be recognized over the two-year vesting period. Each new director was also granted an RSU grant of 8,403 shares vesting during the balance of 2021 with a grant date value of $5.04 per share. The $169 total stock compensation expense will be recognized over the 2021vesting period.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

Share-Based Compensation Expense

The Company recorded share-based compensation for options and RSUs in its statements of operations for the relevant periods as follows:

	Three Months Ended March 31,
	2021	2020
Selling, general and administrative	$602	$429
Research and development	257	38
Total share-based expense	$859	$467

As of March 31, 2021, total estimated compensation cost of stock options granted and outstanding but not yet vested was $5,419 which is expected to be recognized over the weighted average period of 2.7 years. As of March 31, 2021, total estimated compensation cost of RSUs granted and outstanding but not yet vested was $2,027 which is expected to be recognized over the weighted average period of 2.2 years.

12.	COMMITMENTS AND CONTINGENCIES

Facility Leases
See Note 8.

Related Party Technology License Agreement
The Company is obligated to pay royalties and pay development and patent costs pursuant to that certain exclusive Amended and Restated Intellectual Property License Agreement dated as of September 30, 2016, by and between the Company and Syzygy (the “Syzygy Agreement”), a company owned and controlled by stockholders/officers Messrs. Elwood Norris and James Barnes, both of whom are stockholders and officers of the Company. The Syzygy Agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000,000 in royalties or until September 30, 2026, whichever occurs earlier. The Company recorded $51 and $25 for royalties under the Syzygy Agreement incurred during the three months ended March 31, 2021 and 2020, respectively.

Purchase Commitments
At March 31, 2021 the Company was committed for approximately $1,380 for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

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

Wrap Technologies, Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

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

On November 3, 2020, the Hon. Dolly M. Gee consolidated the three above-mentioned cases under the caption In re Wrap Technologies, Inc. Securities Exchange Act Litigation, Case No. 20-8760-DMG (PVCx) (the “Securities Action”).  On January 7, 2021, the Court appointed a lead plaintiff in the Securities Action, who designated its attorneys as lead counsel.  On January 21, 2021, Judge Gee ordered that a consolidated amended complaint be filed in the Securities Action on or before March 12, 2021, with defendants’ motion to dismiss to be filed on or before April 26, 2021, and a hearing on the motion to dismiss to be held on July 23, 2021.  On March 12, 2021, lead plaintiff filed an amended complaint, naming the Company, Norris, Thomas, Smith, and Barnes as defendants. Those defendants jointly filed a motion to dismiss on April 26, 2021. The Company believes that the Securities Action is without merit and intends to vigorously defend against the claims raised therein.

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

The above-mentioned derivative cases were each been transferred to Judge Gee as cases related to the Securities Action.  On February 16, 2021, Judge Gee issued an order consolidating these cases under the caption In re Wrap Technologies, Inc. Shareholder Derivative Litigation, Case No. 2:20-10444-DMG-PVCx, (the “Derivative Action”), and stayed the Derivative Action pending the resolution of the motion to dismiss in the Securities Action.  On March 9, 2021, the Lowe Complaint was designated as the operative complaint in the Derivative Action.  As with the Securities Action, the Company believes that the Derivative Action is without merit and intends to vigorously defend against the claims raised therein.

Other Legal Information
The Company may at times be involved in other litigation in the ordinary course of business. The Company will, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s consolidated financial statements for pending litigation. Currently, other than described above there are no other pending material legal proceedings to which the Company is a party or to which any of its property is subject. At March 31, 2021 the Company had no provision for liability under existing litigation.

13.	RELATED PARTY TRANSACTIONS

Commencing in October 2017 the Company began reimbursing Mr. Elwood Norris, an officer and stockholder of the Company, $1.5 per month on a month-to-month basis for laboratory facility costs, for an aggregate of $4.5 during the three months ended March 31, 2021 and 2020, respectively.

See Notes 7, 11 and 12 for additional information on related party transactions and obligations.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

14.	MAJOR CUSTOMERS AND RELATED INFORMATION

For the three months ended March 31, 2021, revenues from three distributors accounted for approximately 28%, 22% and 10% of revenues with no other single customer accounting for more than 10% of total revenues. At March 31, 2021, accounts receivable from three distributors accounted for 37%, 17% and 16% of accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

For the three months ended March 31, 2020, revenues from two distributors accounted for approximately 43% and 37% of revenues with no other single customer accounting for more than 10% of total revenues. These distributors accounted for 18% and 33% of accounts receivable at March 31, 2020.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	For the Three Months
	Ended March 31,
	2021	2020
Americas	$626	$109
Europe, Middle East and Africa	877	309
Asia Pacific	39	272
	$1,542	$690

15.	SUBSEQUENT EVENTS

See Notes 10 and 11 for subsequent stock and stock plan information. The Company evaluated other subsequent events for their potential impact on the financial statements and disclosures through the date the financial statements were available to be issued, and determined that, except as disclosed herein, no subsequent events occurred that were reasonably expected to impact the financial statements presented herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and with our audited financial statements and other information presented in our Annual Report on Form 10-K for the year ended December 31, 2020. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “will,” “could,” “would,” or the negative or plural of such words and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Report and in our other SEC filings, including particularly matters set forth under Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We focus our efforts on the following products, services and solutions:

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

In addition to the United States domestic law enforcement market, we have shipped our restraint products to 41 countries. We have established an active distributor network with 14 domestic distributors representing all 50 states and Puerto Rico. We have distribution agreements with 38 international distributors. We focus significant sales, training and business development efforts to support our distribution network.

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

During the first quarter of 2021 the Company received an increased number of field reports of successful BolaWrap usage from law enforcement agencies. Many agencies consider BolaWrap as a very low level, or non-reportable, use of force option and, accordingly, many uses are not reported to us. Others are considered evidence and are also not shared. But some law enforcement agencies have shared bodycam footage of their field uses, some of which we are allowed to use in our marketing activities. We believe increased reports of avoiding escalation will help grow revenues in the future.

We grew our business in the first quarter of 2021 with revenues increasing 123% from the first quarter of 2020, and we continue to expand our business, both domestically and internationally, through direct and distributor sales. We have a robust and growing pipeline of market opportunities for our restraint product offering and training services within the law enforcement, military and homeland security business sectors domestically and internationally. Social trends demanding more compassionate and safe policing practices are expected to continue to drive our global business. We are pursuing large business prospects internationally and also pursuing business with large police agencies in the U.S. It is difficult to anticipate how long it will take to close these opportunities, or if they will ultimately come to fruition especially given the uncertainty of COVID-19 and social unrest, as discussed below.

To support our increased sales and distribution activities we have developed and offer robust training and class materials that certify law enforcement officers and trainers as BolaWrap instructors in the use and limitations of the BolaWrap in conjunction with modern policing tactics for de-escalation of encounters. We believe that law enforcement trainers and officers that have seen demonstrations or have been trained about our products are more supportive of their department’s purchase and deployment of product. Over 620 agencies at March 31, 2021 had received BolaWrap training with over 1,960 training officers at those agencies certified as BolaWrap instructors qualified to train the rest of their departments. This represents a 41% increase in agencies and a 44% increase in training officers versus December 31, 2020.

With the December 2020 acquisition and rebranding of Wrap Reality, we have continued to market our virtual reality system while working to integrate previous scenarios into a robust platform employing BolaWrap and additional de-escalation techniques into new Wrap Reality scenarios. We also seek to enhance the Wrap Reality experience through software and platform innovation. In late March 2021 we signed a five-year pre-paid subscription sale, with a renewal option after five years, to our Wrap Reality training simulator to a police agency.

At March 31, 2021 we had backlog of approximately $232 expected to be delivered in the next twelve months. We had deferred revenue of $172 expected to be recognized generally over the next five years. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation in the normal course of business.

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

Impact of COVID-19 and Social Unrest on our Business

We face significant challenges in operating and growing our business related to the outbreak of the novel coronavirus (“COVID-19”) which continues to spread throughout the United States and the world. The outbreak of COVID-19 has resulted in travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders and extended shutdown of certain businesses around the world. The COVID-19 pandemic has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and many countries abroad. As part of intensifying efforts to contain the spread of COVID-19, many companies and state, local and foreign governments have imposed restrictions, including shelter-in-place orders and travel bans. While some of these companies and jurisdictions have started to relax such restrictions, in some cases, the restrictions were put back in place after having been lifted. These factors have negatively impacted our operations and results of operations for 2020 and the first quarter of 2021. We expect that the evolving COVID-19 pandemic, associated travel restrictions and social distancing requirements, especially international, will continue to have an adverse impact on our results of operations. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business and results of operations, including our revenues, earnings and cash flows from operations, will be adversely impacted for at least the next two quarters of 2021, including as a result of:

●
Delays in our ability to travel and train, especially internationally;
●
Greater funding challenges for our customer base, which may adversely affect timing of anticipated contracts and new customer sales;
●
Possible disruption to our supply chain caused by distribution and other logistical issues, which may further delay our ability to deliver product to customers; and
●
Potential decrease in productivity of our employees or those of our customers or suppliers due to travel bans or restrictions, work-from-home or shelter-in-place policies and orders.

We may be adversely affected by increasing social unrest, protests against racial inequality, protests against police brutality and movements such as “Defund the Police”. These events may directly or indirectly affect police agency budgets and funding available to current and potential customers. Participants in these events may also attempt to create the perception that our solutions are contributing to the perceived problems or ineffective as a solution, which may adversely affect us, our business and results of operations, including our revenues, earnings and cash flows from operations.

It is currently not possible to predict the magnitude or duration of the COVID-19 pandemic’s impact on our business or the future impact of the recent, ongoing and possible future unrest. The extent to which these events impact our business will depend on numerous evolving factors that we may not be able to control or accurately predict, including without limitation:

●
the duration and scope of the challenges created by the COVID-19 pandemic or by ongoing social unrest;
●
governmental, business and individuals’ actions that have been and continue to be taken in response to these events;
●
the impact of the COVID-19 pandemic and social unrest on economic activity and actions taken in response;
●
the effect on our customers and demand for our products and services;
●
our ability to continue to sell our products and services, including as a result of travel restrictions and people working from home, or restrictions on access to our potential customers;
●
the ability of our customers to pay for our products and services;
●
any closures of our facilities and the facilities of our customers and suppliers; and
●
the degree to which our employees or those of our customers or suppliers become ill with COVID-19.

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

As part of the process of preparing our financial statements, we are required to estimate our provision for income taxes. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, tax contingencies, unrecognized tax benefits, and any required valuation allowance, including taking into consideration the probability of the tax contingencies being incurred. Management assesses this probability based upon information provided by its tax advisers, its legal advisers and similar tax cases. If later our assessment of the probability of these tax contingencies changes, our accrual for such tax uncertainties may increase or decrease. Our effective tax rate for annual and interim reporting periods could be impacted if uncertain tax positions that are not recognized are settled at an amount which differs from our estimates.

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

Share-Based Compensation. We follow the fair value recognition provisions issued by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation (“ASC 718”) and we adopted Accounting Standards Update (“ASU”) 2018-07 for share-based transactions with non-employees. Share-based compensation expense recognized during 2020 and 2019 includes stock option and restricted stock unit compensation expense. The grant date fair value of stock options is determined using the Black-Scholes option-pricing model. The grant date is the date at which an employer and employee or non-employee reach a mutual understanding of the key terms and conditions of a share-based payment award. The Black-Scholes option-pricing model requires inputs including the market price of the Company’s Common Stock on the date of grant, the term that the stock options are expected to be outstanding, the implied stock volatilities of several publicly traded peers over the expected term of stock options, risk-free interest rate and expected dividend. Each of these inputs is subjective and generally requires significant judgment to determine. The grant date fair value of restricted stock units is based upon the market price of the Company’s Common Stock on the date of the grant. We determine the amount of share-based compensation expense based on awards that we ultimately expect to vest and account for forfeitures as they occur. The fair value of share-based compensation is amortized to compensation expense over the vesting term.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the period ended March 31, 2021.

Segment and Related Information

The Company operates as a single segment. The Company’s chief operating decision maker is its Chief Executive Officer, who manages operations for purposes of allocating resources. Refer to Note 14, Major Customers and Related Information, in our financial statements for further discussion.

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

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Report.

	Three Months Ended March 31,		Change
	2021	2020	$	%
Revenues:
Product sales	$1,427	$675	$752	111%
Other revenue	115	15	100	667%
Total revenues	1,542	690	852	123%
Cost of revenues	937	406	531	131%
Gross profit	605	284	321	113%

Operating expenses:
Selling, general and administrative	4,978	2,140	2,838	133%
Research and development	1,065	534	531	99%
Total operating expenses	6,043	2,674	3,369	126%
Loss from operations	$(5,438)	$(2,390)	$(3,048)	128%

Revenue

We reported revenue of $1,542 for the three months ended March 31, 2021 as compared to $690 for the quarter ended March 31, 2020, a 123% increase over the prior year. We believe our sales during the first quarter of 2021 were negatively impacted by the COVID-19 pandemic as we were limited in our ability to make product demonstrations and conduct training primarily internationally. We incurred product promotional costs of $298 during the three months ended March 31, 2021 related to the cost of demonstration products and accessories delivered to law enforcement agencies that were expensed as marketing costs. A total of $186 of such product marketing costs were incurred during the three months ended March 31, 2020.

We had $172 of deferred revenue at March 31, 2021, of which $137 related to virtual reality training and $35 related to extended warranties.

We believe we can grow sales in the future; however, the impact of the COVID-19 pandemic has created much uncertainty in the global marketplace. We are unable to predict the impact on demand for our products in future periods. We expect sales levels may be uneven as we grow both our domestic and international customer base and as well as from the continued impact of COVID-19 restrictions. While we plan for increased revenues during 2021, there can be no assurance, especially given the uncertainties of the COVID-19 pandemic, that we can achieve revenue growth.

At March 31, 2021, we had backlog of $132 expected to be delivered in the next twelve months. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instance’s cancellation in the normal course of business.

Gross Profit

Our cost of revenue for the three months ended March 31, 2021 was $937 resulting in a gross margin of 39%. The gross margin for the three months ended March 31, 2020 was 41%.

Due to our limited history of revenue and startup costs incurred to establish volume manufacturing, historical margins may not be indicative of future margins. In addition, our margins vary based on the sales channels through which our products are sold and product mix. Currently, our cartridges have lower margins than BolaWrap devices; however, we have implemented initiatives to improve gross margins attributable to our cartridges. We continue to implement product updates and revisions, including raw material and component changes that may impact product costs. With such product updates and revisions, we have limited warranty cost experience and estimated future warranty costs can impact our gross margins.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended March 31, 2021 increased by $2,838 when compared to the three months ended March 31, 2020. We incurred a $173 increase in non-cash stock-based compensation expense allocated to selling, general and administrative expense that totaled $602 during the three months ended March 31, 2021 as compared to $429 during the three months ended March 31, 2020. Other increases included a $794 increase in cash compensation and recruiting costs resulting from an increase in headcount over the prior year and a $1,011 increase in public company related costs. Marketing and promotion costs increased $140 due primarily to promotional products and online advertising. Travel efforts resumed during the first quarter ended March 31, 2021; however, due to the COVID-19 pandemic, travel was still limited. Our travel costs related to sales, demonstrations and training increased by $38 from the quarter ended March 31, 2020 as a result of increased sales and training personnel muted by COVID-19 restrictions.

During the quarter ended March 31, 2021 public company costs of $1,205 included shareholder activism and related costs of $803 in connection with actions by an executive officer/shareholder seeking changes in the composition of our Board of Directors and candidates to stand for election at the 2021 Annual Shareholders’ Meeting, changes to the Executive Chairman position as well as other related matters. There were no comparable shareholder activism costs in 2020 and this matter was settled in March 2021 and we do not expect significant additional costs during 2021.

Research and Development Expense

Research and development expense increased by $531 for the three months ended March 31, 2021, when compared to the comparable period in fiscal 2020. We incurred a $219 period over period increase in non-cash share-based compensation expense allocated to research and development expense as a result of new award grants to new personnel and vesting timing. The increase in costs during the three months ended March 31, 2021 when compared to the prior year included a $158 increase in cash compensation costs resulting from an increase in headcount primarily associated with product development. Outside consulting costs increased by $132 for the three months ended March 31, 2021, primarily due to initiatives to improve our products, develop new products and increased development of virtual reality scenarios. The increase in research and development expense is partially offset by the decrease of $24 relating to prototype related costs for three months ended March 31, 2021, compared to the comparable period in 2020. We expect our research and development costs to increase in the future as we add staff and expand our research initiatives in response to market opportunities.

Net Loss

Loss from operations during the three months ended March 31, 2021 increased by $3,048 when compared to the three months ended March 31, 2020, resulting, primarily, from increased operating costs due to increased personnel, marketing and selling, public company costs and supporting activities.

Liquidity and Capital Resources

Overview

We have experienced net losses and negative cash flows from operations since our inception. As of March 31, 2021, we had cash and cash equivalents of $2,000, short-term investments of $35,000 positive working capital of $40,124 and had sustained cumulative losses attributable to stockholders of $30,739. We believe that our cash on hand and short-term investments will sustain our operations for at least the next twelve months from the date of this Report.

During the three months ended March 31, 2021 we received $113 of proceeds from the exercise of previously issued stock options.

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

Cash Flow

Operating Activities

During the three months ended March 31, 2021, net cash used in operating activities was $4,444. The net loss of $5,429 was decreased by non-cash expense of $1,085 consisting primarily of share-based compensation expense of $859 and shares issued for services of $100. Other major component changes using operating cash included an increase of $341 in accounts receivable, an increase in inventories of $924, and a $136 decrease in accrued liabilities. An increase of $1,168 in accounts payable and an increase of $156 in deferred revenue reduced the cash used in operating activities.

During the three months ended March 31, 2020, net cash used in operating activities was $2,238. The net loss of $2,346 was decreased by non-cash expense of $546 consisting primarily of stock-based compensation expense of $467. Other major component changes using operating cash included a $44 increase in inventories, an increase of $198 in accounts receivable, a $149 decrease in customer deposits and a $94 increase in prepaid expense and other current assets. An increase of $78 in accounts payable and accrued liabilities reduced the cash used in operating activities.

Investing Activities

During the three months ended March 31, 2021, we used $25,003 of cash to purchase short-term investments and we had proceeds from maturities of short-term investments of $15,000. We had no short-term investment activity during the three months ended March 31, 2020.

We used $160 and $20 of cash for the purchase of property and equipment during the three months ended March 31, 2021 and 2020, respectively. We invested $56 and $34 in patents during the three months ended March 31, 2021 and 2020, respectively.

Financing Activities

During the three months ended March 31, 2021, we received $113 in proceeds from the exercise of previously issued stock options, and repaid $100 in debt relating to the NSENA purchase.

We received $801 of net proceeds from the exercise of previously issued warrants and stock options during the three months ended March 31, 2020.

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

We are committed to aggregate lease payments on facility leases of $91 in 2021 and $32 in 2022.

At March 31, 2021 the Company was committed for approximately $1,380 for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

Pursuant to the NSENA Asset Purchase Agreement, dated December 14, 2020 we are obligated to pay to NSENA cash consideration of $100 on June 15, 2021 and $75 on September 15, 2021. In addition, Wrap Reality assumed $15 of liabilities related to funds received by NSENA but unearned on existing revenue related contract arrangements. As additional earn-out consideration, Wrap Reality has agreed to pay NSENA 10% of net revenues (or a lesser amount equal to 50% of direct profit) from specific identified prospects that become revenue customers before September 30, 2021, but only on amounts collected to June 30, 2022.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended March 31, 2021, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, as of March 31, 2021 we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or. improper management override of controls, material misstatements due to error or fraud may not be prevented or detected. on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future period are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

On November 3, 2020, the Hon. Dolly M. Gee consolidated the three above-mentioned cases under the caption In re Wrap Technologies, Inc. Securities Exchange Act Litigation, Case No. 20-8760-DMG (PVCx) (the “Securities Action”).  On January 7, 2021, the Court appointed a lead plaintiff in the Securities Action, who designated its attorneys as lead counsel.  On January 21, 2021, Judge Gee ordered that a consolidated amended complaint be filed in the Securities Action on or before March 12, 2021, with defendants’ motion to dismiss to be filed on or before April 26, 2021, and a hearing on the motion to dismiss to be held on July 23, 2021.  On March 12, 2021, lead plaintiff filed an amended complaint, naming the Company, Norris, Thomas, Smith, and Barnes as defendants. Those defendants jointly filed a motion to dismiss on April 26, 2021. The Company believes that the Securities Action is without merit and intends to vigorously defend against the claims raised therein.

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

The above-mentioned derivative cases were each been transferred to Judge Gee as cases related to the Securities Action.  On February 16, 2021, Judge Gee issued an order consolidating these cases under the caption In re Wrap Technologies, Inc. Shareholder Derivative Litigation, Case No. 2:20-10444-DMG-PVCx, (the “Derivative Action”), and stayed the Derivative Action pending the resolution of the motion to dismiss in the Securities Action.  On March 9, 2021, the Lowe Complaint was designated as the operative complaint in the Derivative Action.  As with the Securities Action, the Company believes that the Derivative Action is without merit and intends to vigorously defend against the claims raised therein.

Other Legal Proceeding Information
We may become subject to other legal proceedings, as well as demands and claims that arise in the normal course of our business, including claims of alleged infringement of third-party patents and other intellectual property rights, breach of contract, employment law violations, and other matters and matters involving requests for information from us or our customers under federal or state law. Such claims, even if not meritorious, could result in the expenditure of significant financial and management resources. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. At March 31, 2021 we had no provision for liability under existing litigation.

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

Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our year ended December 31, 2020, as filed with SEC on March 4, 2021. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks including, but not limited to, the risk factor related to business interruptions, including interruptions resulting from the COVID-19 pandemic. The extent to which the COVID-19 impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. Any losses or damages we incur could have a material adverse effect on our financial results and our ability to conduct business as expected.

Additionally, the continued spread of COVID-19 and uncertain market conditions may adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 19, 2021 we issued 17,876 shares of Common Stock at $5.59 per share for the amount of $100,000 in consideration of services. These shares were issued pursuant to Section 4(2) under the Securities Act of 1933, as amended, which provides exemption from registration for transactions that are not public offerings.

No other unregistered securities were issued during the three months ended March 31, 2021 that were not previously reported.

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

WRAP TECHNOLOGIES, INC.

April 29, 2021	By:	/s/ JAMES A. BARNES
James A. Barnes
Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)