Form 10-Q
period 2021-06-30
WRAP TECHNOLOGIES, INC.
filed 2021-07-29
CIK 1702924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of July 28, 2021 a total of 40,477,753 shares of the Registrant’s common stock, par value $0.0001, (“Common Stock”) were issued and outstanding.

WRAP TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wrap Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	June 30,
	2021	December 31,
	(Unaudited)	2020
ASSETS
Current assets:
Cash and cash equivalents	$13,050	$16,647
Short-term investments	30,002	24,994
Accounts receivable, net	2,623	1,871
Inventories, net	2,837	2,655
Prepaid expenses and other current assets	824	760
Total current assets	49,336	46,927
Property and equipment, net	508	357
Operating lease right-of-use asset, net	93	139
Intangible assets, net	1,395	1,397
Other assets	9	13
Total assets	$51,341	$48,833

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,280	$1,232
Accrued liabilities	910	721
Customer deposits	10	2
Deferred revenue	186	16
Operating lease liability - short term	94	94
Business acquisition liability - short term	97	275
Total current liabilities	2,577	2,340

Long-term liabilities:
Operating Lease Liability - long term	8	56
Business acquisition liability - long term	-	23
Total long-term liabilities	8	79
Total liabilities	2,585	2,419

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; none issued and outstanding	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 39,911,390 and 37,554,162 shares issued and outstanding each period, respectively	4	4
Additional paid-in capital	87,277	71,705
Accumulated deficit	(38,538)	(25,310)
Accumulated other comprehensive income	13	15
Total stockholders' equity	48,756	46,414
Total liabilities and stockholders' equity	$51,341	$48,833

See accompanying notes to condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Product sales	$1,852	$823	$3,278	$1,498
Other revenue	82	10	198	24
Total revenues	1,934	833	3,476	1,522
Cost of revenues:
Products and services	1,247	565	2,184	971
Product line exit expense	747	-	747	-
Total cost of revenues	1,994	565	2,931	971
Gross profit (loss)	(60)	268	545	551

Operating expenses:
Selling, general and administrative	6,579	2,538	11,557	4,678
Research and development	1,162	577	2,227	1,111
Total operating expenses	7,741	3,115	13,784	5,789
Loss from operations	(7,801)	(2,847)	(13,239)	(5,238)

Other income (expense):
Investment income	8	31	10	76
Other	(6)	-	1	-
	2	31	11	76
Net loss	$(7,799)	$(2,816)	$(13,228)	$(5,162)

Net loss per basic and diluted common share	$(0.20)	$(0.09)	$(0.35)	$(0.17)
Weighted average common shares used to compute net loss per basic and diluted common share	38,162,526	31,241,470	37,938,873	30,749,532

Comprehensive loss:
Net loss	$(7,799)	$(2,816)	$(13,228)	$(5,162)
Net unrealized loss on short-term investments	(4)	-	(2)	-
Comprehensive loss	$(7,803)	$(2,816)	$(13,230)	$(5,162)

See accompanying notes to condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended June 30, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at March 31, 2021	37,711,698	$4	$72,777	$(30,739)	$17	$42,059
Common shares issued upon exercise of warrants at $6.50 per share	1,661,320	-	10,799	-	-	10,799
Common shares issued upon exercise of warrants at $8.125 per share	153,692	-	1,249	-	-	1,249
Common shares issued upon exercise of stock options	82,066	-	165	-	-	165
Common shares issued upon vesting of restricted stock units	277,614	-	-	-	-	-
Common shares issued for services	25,000	-	139	-	-	139
Share-based compensation expense	-	-	2,148	-	-	2,148
Net unrealized loss on short-term investments	-	-	-	-	(4)	(4)
Net loss for the period	-	-	-	(7,799)	-	(7,799)
Balance at June 30, 2021	39,911,390	$4	$87,277	$(38,538)	$13	$48,756

	Six Months Ended June 30, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2020	37,554,162	$4	$71,705	$(25,310)	$15	$46,414
Common shares issued upon exercise of warrants at $6.50 per share	1,661,320	-	10,799	-	-	10,799
Common shares issued upon exercise of warrants at $8.125 per share	153,692	-	1,249	-	-	1,249
Common shares issued upon exercise of stock options	157,066	-	278	-	-	278
Common shares issued upon vesting of restricted stock units	342,274	-	-	-	-	-
Common shares issued for services	42,876	-	239	-	-	239
Share-based compensation expense	-	-	3,007	-	-	3,007
Net unrealized loss on short-term investments	-	-	-	-	(2)	(2)
Net loss for the period	-	-	-	(13,228)	-	(13,228)
Balance at June 30, 2021	39,911,390	$4	$87,277	$(38,538)	$13	$48,756

	Three Months Ended June 30, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at March 31, 2020	30,073,724	$3	$33,191	$(15,076)	$-	$18,118
Sale of common stock and warrants at $6.00 per share in public offering, net of issuance costs	2,066,667	-	11,667	-	-	11,667
Common shares issued upon exercise of warrants at $3.00 per share, net of issuance costs	138,721	-	405	-	-	405
Common shares issued upon exercise of warrants at $5.00 per share, net of issuance costs	1,731,603	-	8,271	-	-	8,271
Common shares issued upon exercise of warrants at $6.50 per share	83,693	-	544	-	-	544
Common shares issued upon exercise of stock options	180,625	-	346	-	-	346
Common shares issued upon vesting of restricted stock units	86,558	-	-	-	-	-
Share-based compensation expense	-	-	549	-	-	549
Net unrealized gain on short-term investments	-	-	-	-	-	-
Net loss for the period	-	-	-	(2,816)	-	(2,816)
Balance at June 30, 2020	34,361,591	$3	$54,973	$(17,892)	$-	$37,084

	Six Months Ended June 30, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2019	29,829,916	$3	$31,923	$(12,730)	$-	$19,196
Sale of common stock and warrants at $6.00 per share in public offering, net of issuance costs	2,066,667	-	11,667	-	-	11,667
Common shares issued upon exercise of warrants at $3.00 per share, net of issuance costs	150,504	-	440	-	-	440
Common shares issued upon exercise of warrants at $5.00 per share, net of issuance costs	1,851,003	-	8,868	-	-	8,868
Common shares issued upon exercise of warrants at $6.50 per share	83,693	-	544	-	-	544
Common shares issued upon exercise of stock options	293,250	-	515	-	-	515
Common shares issued upon vesting of restricted stock units	86,558	-	-	-	-	-
Share-based compensation expense	-	-	1,016	-	-	1,016
Net unrealized gain on short-term investments	-	-	-	-	-	-
Net loss for the period	-	-	-	(5,162)	-	(5,162)
Balance at June 30, 2020	34,361,591	$3	$54,973	$(17,892)	$0	$37,084

See accompanying notes to condensed consolidated interim  financial statements.

Wrap Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(13,228)	$(5,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	219	52
Product line exit expense	747	-
Gain on sale of assets	(11)	-
Warranty provision	10	19
Inventory obsolescence	-	(48)
Non-cash lease expense	46	60
Share-based compensation	3,007	1,016
Common shares issued for services	239	-
Provision for doubtful accounts	46	10
Changes in assets and liabilities:
Accounts receivable	(798)	(307)
Inventories	(713)	206
Prepaid expenses and other current assets	(65)	(29)
Accounts payable	48	376
Operating lease liability	(48)	(62)
Customer deposits	8	(193)
Accrued liabilities and other	53	165
Warranty settlement	16	-
Deferred revenue	170	-
Net cash used in operating activities	(10,254)	(3,897)

Cash Flows From Investing Activities:
Purchase of short-term investments	(25,009)	-
Proceeds from maturities of short-term investments	20,000	-
Capital expenditures for property and equipment	(367)	(69)
Investment in patents and trademarks	(96)	(82)
Proceeds from long-term deposits	3	-
Net cash used in investing activities	(5,469)	(151)

Cash Flows From Financing Activities:
Sale of common stock and warrants	-	12,400
Offering costs paid on sale of common stock and warrants	-	(733)
Proceeds from exercise of warrants	12,048	10,251
Offering costs paid on exercise of warrants	-	(398)
Proceeds from exercise of stock options	278	515
Proceeds from bank note	-	414
Repayment of debt	(200)	-
Net cash provided by financing activities	12,126	22,449

Net increase (decrease) in cash and cash equivalents	(3,597)	18,401
Cash and cash equivalents, beginning of period	16,647	16,984
Cash and cash equivalents, end of period	$13,050	$35,385

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Change in unrealized gain on short-term investments	$(2)	$-

See accompanying notes to condensed consolidated interim financial statements.

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

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 4, 2021. The accompanying condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated balance sheet at December 31, 2020 contained in the above referenced Form 10-K. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions (e.g., stock-based compensation valuation, allowance for doubtful accounts, valuation of inventory and intangible assets, warranty reserve, accrued expense and recognition and measurement of contingencies) that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Loss per Share

Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per Common Share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential Common Stock instruments outstanding to be antidilutive. Stock options, restricted stock units and warrants exercisable or issuable for a total of 6,146,636 shares of Common Stock were outstanding at June 30, 2021. These securities are not included in the computation of diluted net loss per common share for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

Wrap Technologies, Inc.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

(in thousands, except per share and share amounts)

Exit Activity Expenses

During the second quarter ended June 30, 2021 the Company recorded $747 of product line exit costs related to the planned wind down and closure of the BolaWrap 100 product line related to a shift in production efforts to a new generation product requiring continued development, new tooling, new production equipment and processes and additional licensing. These non-cash inventory costs included end of life raw material write offs of $531 and tooling retirement costs of $106. An additional $110 has been recorded in accrued liabilities as a reserve for estimated non-cancelable raw material purchase commitments. These cost were recorded as a component of cost of revenues. There was no such expense recorded during the three and six months ended June 30, 2020. Development and start-up expense of new products are expensed as incurred except for capitalized equipment and tooling.

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

2.	REVENUE AND PRODUCT EXPENSE

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

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account in Topic 606. For contracts with a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts with multiple performance obligations, the Company allocates the contract transaction price to each performance obligation using the Company’s estimate of the standalone selling price (“SSP” or “SSPs”) of each distinct good or service in a contract. The Company determines SSPs based on the relative SSP. If the SSP is not observable through past transactions, the Company estimates the SSP considering available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

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

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced and a receivable is recorded. A contract asset is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. At June 30, 2021 the Company’s deferred revenue totaled $186, of which $105 related to virtual reality training and $81 related to BolaWrap extended product warranties and training services. At December 31, 2020 the Company’s deferred revenue totaled $16, of which $14 related to virtual reality training and $2 related to extended product warranties.

The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability.

The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the recognition timing of the revenue for any such underlying performance obligations. The Company had no such assets at June 30, 2021 and December 31, 2020. The Company applies the practical expedient to expense any sales commissions related to performance obligations with an amortization of one year or less when incurred within selling, general and administrative expense.

Estimated expense for the Company’s standard one-year warranty are charged to cost of products sold when revenue is recorded for the related product. Royalties are also charged to cost of products sold.

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

The following table shows the Company’s cash and cash equivalents, Money Market Funds and short-term investments by significant investment category as of June 30, 2021 and December 31, 2020.

	As of June 30, 2021
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$35	$-	$-	$35
U.S. Treasury securities considered cash equivalents	-	-	-	-
U.S. Treasury securities in short-term investments	29,989	13	-	30,002
Total Financial Assets	$30,024	$13	$-	$30,037

	As of December 31, 2020
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$6,035	$-	$-	$6,035
U.S. Treasury securities considered cash equivalents	9,998	-	-	9,998
U.S. Treasury securities in short-term investments	24,979	15	-	24,994
Total Financial Assets	$41,012	$15	$-	$41,027

Unrealized gains or losses resulting from our short-term investments are recorded in accumulated other comprehensive gain or loss. As of June 30, 2021, $13 was recorded to accumulated other comprehensive gain.

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

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. Inventories consisted of the following:

	June 30,	December 31,
	2021	2020
Finished goods	$2,190	$1,249
Work in process	152	64
Raw materials	495	1,342
Inventories, net	$2,837	$2,655

As part of product line exit costs (see Note 1) end of life raw material costs aggregating $531 were written off during the quarter ended June 30, 2021.

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30,	December 31,
	2021	2020
Production and lab equipment	$313	$148
Tooling	-	81
Computer equipment	284	180
Furniture, fixtures and improvements	177	165
	774	574
Accumulated depreciation	(266)	(217)
Property and equipment, net	$508	$357

Depreciation expense was $66 and $122 for the three and six months ended June 30, 2021 and was $25 and $47 for the three and six months ended June 30, 2020, respectively.

As part of product line exit costs (see Note 1) unamortized production tooling costs of $106 were recorded during the quarter ended June 30, 2021.

Wrap Technologies, Inc.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

(in thousands, except per share and share amounts)

6.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	June 30,	December 31,
	2021	2020
Amortizable intangible assets:
Patents	$336	$280
Trademarks	122	84
Purchased software	662	662
Other	50	50
	1,170	1,076
Accumulated amortization	(119)	(23)
Total amortizable	1,051	1,053
Indefinite life assets (non-amortizable)	344	344
Total intangible assets, net	$1,395	$1,397

Amortization expense was $49 and $97 for the three and six months ended June 30, 2021 and was $3 and $5 for the three and six months ended June 30, 2020, respectively.

At June 30, 2021, future amortization expense is as follows:

2021 (6 months)	$90
2022	151
2023	146
2024	146
2025	146
Thereafter	372
Total estimated amortization expense	$1,051

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $119 and $53 due to related party Syzygy Licensing, LLC (“Syzygy”) as of June 30, 2021 and December 31, 2020, respectively. Accounts payable at December 31, 2020 also included $10 due to related party V3 Capital Partners, LLC. See Notes 12 and 13 for additional related party information.

Accrued liabilities consist of the following:

	June 30,	December 31,
	2021	2020
Patent and legal costs	$89	$65
Accrued compensation	615	563
Raw material purchase reserve	110	-
Warranty costs	74	48
Consulting costs	-	2
Taxes and other	22	43
Accrued liabilities	$910	$721

Product line exit expense (see Note 1) includes a reserve of $110 for non-cancelable raw material purchase commitments.

8.	LEASES

The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019 using the modified retrospective approach. The Company has elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less.

Amortization of Right of Use operating lease assets was $20 and $46 for the three and six months ended June 30, 2020 and was $30 and $60 for the three and six months ended June 30, 2020, respectively.

Operating lease expense for capitalized operating leases included in operating activities was $23 and $50 for the three and six months ended June 30, 2021 and was $34 and $69 for the three and six months ended June 30, 2020, respectively.

Operating lease obligations recorded on the balance sheet at June 30, 2021 are:

Operating lease liability- short term	$94
Operating lease liability - long term	8
Total Operating Lease Liability	$102

Future lease payments included in the measurement of lease liabilities on the balance sheet at June 30, 2021 for future periods are as follows:

2021 (6 months)	$48
2022	58
Total future minimum lease payments	106
Less imputed interest	(4)
Total	$102

The weighted average remaining lease term is 1.08 years and the weighted average discount rate is 7.0%.

The Company does not have any finance leases.

Wrap Technologies, Inc.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

(in thousands, except per share and share amounts)

9.	OTHER LIABILITIES

The Company’s other liabilities at June 30, 2021 included operating lease liabilities (see Note 8) and short-term business acquisition liabilities totaling $97 including $23 related to contingent consideration. Other liabilities at December 31, 2020 included operating lease liabilities (see Note 8) and business acquisition liabilities totaling $298 of which $275 related to short term business liabilities and $23 related to contingent consideration recorded as a long-term business acquisition liability on our balance sheet.

10.	STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 150,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”).

Summary of Stock Purchase Warrants

The following table summarizes warrant activity during the six months ended June 30, 2021:

	Number	Average Price Per Share
Shares purchasable under outstanding warrants at December 31, 2020	3,206,910	$6.36
Stock purchase warrants issued	-	-
Stock purchase warrants exercised	(1,815,012)	$6.64
Stock purchase warrants expired	(231)	$7.58
Shares purchasable under outstanding warrants at June 30, 2021	1,391,667	$6.00

The Company has outstanding Common Stock purchase warrants as of June 30, 2021 as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Purchase Warrants	1,391,667	$6.00	June 1, 2022

11.	SHARE-BASED COMPENSATION

On March 31, 2017, the Company adopted, and the stockholders approved, the 2017 Stock Incentive Plan (the “Plan”) authorizing 2,000,000 shares of Company Common Stock for issuance as stock options and restricted stock units to employees, directors or consultants. In May 2019, the stockholders ratified an increase in the Plan authorizing an additional 2,100,000 shares of Common Stock and in June 2020 ratified a further authorization of 1,900,000 shares of Common Stock for a total of 6,000,000 shares subject to the Plan. In June 2021, the stockholders ratified an increase in the 2017 Stock Incentive Plan authorizing an additional 1,500,000 shares of Common Stock to a total of 7,500,000 shares. At June 30, 2021 there were 1,755,338 shares of Common Stock available for grant under the Plan.

The Company generally recognizes share-based compensation expense on the grant date and over the period of vesting or period that services will be provided.

Wrap Technologies, Inc.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

(in thousands, except per share and share amounts)

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2021:

		Weighted Average
	Options on		Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding December 31, 2020	3,931,586	$4.41	4.80
Granted	847,500	$5.34
Exercised	(157,066)	$1.77
Forfeited, cancelled, expired	(209,799)	$4.95
Outstanding June 30, 2021	4,412,221	$4.66	5.08	$16,765
Exercisable June 30, 2021	2,316,429	$3.13	2.27	$11,780

Options outstanding at December 31, 2020 and June 30, 2021 include 100,000 of performance-based options exercisable at $5.46 per share with vesting based on achieving certain virtual reality revenue targets by December 1, 2024. The Company has not recorded share-based compensation expense related to these options. All other options are service-based.

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted. The following table summarizes the assumptions used to compute the fair value of options granted to employees and non-employees:

	For the Six Months
	Ended June 30,
	2021	2020
Expected stock price volatility	50%	45%
Risk-free interest rate	0.92%	0.42%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%
Expected life of options - years	5.70	6.03
Weighted-average fair value of options granted	$2.46	$1.86

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

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the options. The Company accounts for actual forfeitures as they occur. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company calculates the expected life of the options using the Simplified Method for the employee stock options as the Company does not have sufficient historical data.

Wrap Technologies, Inc.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

(in thousands, except per share and share amounts)

Restricted Stock Units

The Plan provides for the grant of restricted stock units (“RSUs”). The following table summarizes RSU activity under the Plan for the six months ended June 30, 2021:

		Weighted Average	Weighted Average
	Service-Based	Grant Date	Vesting
	RSU's	Fair Value	Period
Unvested at December 31, 2020	428,006	$6.13
Granted - service based	289,890	$5.49
Vested	(342,274)	$5.42
Forfeited and cancelled	(32,874)	$6.10
Unvested at June 30, 2021	342,748	$6.30	1.9 Years

Subsequent Stock Exercises

During July 2021 through the date of this report a total of 526,303 outstanding stock options were exercised for cash proceeds of $908.

Share-Based Compensation Expense

The Company recorded share-based compensation for options and RSUs in its statements of operations for the relevant periods as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Selling, general and administrative	$2,027	$496	$2,629	$925
Research and development	121	53	378	91
Total share-based expense	$2,148	$549	$3,007	$1,016

As of June 30, 2021, total estimated compensation expense of stock options granted and outstanding but not yet vested was $4,983 which is expected to be recognized over the weighted average period of 2.4 years. As of June 30, 2021, total estimated compensation cost of RSUs granted and outstanding but not yet vested was $1,759 which is expected to be recognized over the weighted average period of 1.9 years.

12.	COMMITMENTS AND CONTINGENCIES

Facility Leases

See Note 8.

Related Party Technology License Agreement

The Company is obligated to pay royalties and pay development and patent costs pursuant to that certain exclusive Amended and Restated Intellectual Property License Agreement dated as of September 30, 2016, by and between the Company and Syzygy (the “Syzygy Agreement”), a company owned and controlled by stockholders/officers Messrs. Elwood Norris and James Barnes, both of whom are stockholders and officers of the Company. The Syzygy Agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000,000 in royalties or until September 30, 2026, whichever occurs earlier. The Company recorded $68 and $119 for royalties incurred under the Syzygy Agreement during the three and six months ended June 30, 2021 and $28 and $53 incurred for the three and six months ended June 30, 2020, respectively.

Purchase Commitments

At June 30, 2021 the Company was committed for approximately $1,005 for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

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

On November 3, 2020, the Hon. Dolly M. Gee consolidated the three above-mentioned cases under the caption In re Wrap Technologies, Inc. Securities Exchange Act Litigation, Case No. 20-8760-DMG (PVCx) (the “Securities Action”).  On January 7, 2021, the Court appointed a lead plaintiff in the Securities Action, who designated its attorneys as lead counsel.  On January 21, 2021, Judge Gee ordered that a consolidated amended complaint be filed in the Securities Action on or before March 12, 2021, with defendants’ motion to dismiss to be filed on or before April 26, 2021, and a hearing on the motion to dismiss to be held on July 23, 2021.  On March 12, 2021, lead plaintiff filed an amended complaint, naming the Company, Norris, Thomas, Smith, and Barnes as defendants.  Those defendants jointly filed a motion to dismiss on April 26, 2021.  Briefing on the motion to dismiss is now complete, and the motion is currently under submission before Judge Gee. The Company believes that the Securities Action is without merit and will continue to vigorously defend against the claims raised therein.

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

The above-mentioned derivative cases were each been transferred to Judge Gee as cases related to the Securities Action.  On February 16, 2021, Judge Gee issued an order consolidating these cases under the caption In re Wrap Technologies, Inc. Shareholder Derivative Litigation, Case No. 2:20-10444-DMG-PVCx, (the “Derivative Action”), and stayed the Derivative Action pending the resolution of the motion to dismiss in the Securities Action.  On March 9, 2021, the Lowe Complaint was designated as the operative complaint in the Derivative Action.  As with the Securities Action, the Company believes that the Derivative Action is without merit and will vigorously defend against the claims raised therein.

Other Legal Information

The Company may at times be involved in other litigation in the ordinary course of business. The Company will, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s consolidated financial statements for pending litigation. Currently, other than described above there are no other pending material legal proceedings to which the Company is a party or to which any of its property is subject. At June 30, 2021 the Company had no provision for liability under existing litigation.

Wrap Technologies, Inc.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

(in thousands, except per share and share amounts)

13.	RELATED PARTY TRANSACTIONS

Commencing in October 2017 the Company began reimbursing Mr. Elwood Norris, a former officer and current stockholder of the Company, $1.5 per month on a month-to-month basis for laboratory facility expense, for an aggregate of $9 during the six months ended June 30, 2021 and 2020, respectively. Effective July 1, 2021 Mr. Norris commenced serving as a consultant to the Company and the facility rent costs are expected to continue during such consultancy.

See Notes 7, 11 and 12 for additional information on related party transactions and obligations.

14.	MAJOR CUSTOMERS AND RELATED INFORMATION

For the three months ended June 30, 2021, revenues from two distributors accounted for approximately 37% and 22% of revenues with no other single customer accounting for more than 10% of total revenues. For the three months ended June 30, 2020, revenues from two distributors and one agency accounted for approximately 32%, 19% and 11% of revenues with no other single customer accounting for more than 10% of total revenues.

For the six months ended June 30, 2021, revenues from four distributors accounted for approximately 20%, 17%, 13% and 12% of revenues with no other single customer accounting for more than 10% of total revenues. For the six months ended June 30, 2020, revenues from four distributors accounted for approximately 22%, 19%, 18% and 10% of revenues with no other single customer accounting for more than 10% of total revenues.

At June 30, 2021, accounts receivable from three distributors accounted for 30%, 28% and 14% of accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. Two distributors accounted for 28% and 26% of accounts receivable at December 31, 2020 with no other single customer accounting for more than 10% of the accounts receivable balance.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Americas	$1,123	$295	$1,750	$404
Europe, Middle East and Africa	803	293	1,679	602
Asia Pacific	8	245	47	516
	$1,934	$833	$3,476	$1,522

15.	SUBSEQUENT EVENTS

See Note 11 regarding stock options exercised between July 1, 2021 to the date of the filing of this Report.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and with our audited financial statements and other information presented in our Annual Report on Form 10-K for the year ended December 31, 2020. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “will,” “could,” “would,” or the negative or plural of such words and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Report and in our other SEC filings, including particularly matters set forth under Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For purposes of Management's Discussion and Analysis within this Report, all monetary amounts are stated in thousands except for par values and per share amounts, unless otherwise stated.

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

We focus our efforts on the following products, services and solutions:

BolaWrap Remote Restraint Device – is a hand-held remote restraint device that discharges an eight-foot bola style Kevlar tether to entangle an individual at a range of 10-25 feet. BolaWrap assists law enforcement to safely and effectively control encounters early in the use of force continuum without resorting to painful force options.

Wrap Reality – is a law enforcement training system employing immersive computer graphics virtual reality with proprietary software-enabled content. It allows up to two participants to enter a simulated training environment simultaneously, and customized weapons controllers enable trainees to engage in strategic decision making along the force continuum.

In addition to the United States domestic law enforcement market, we have shipped our restraint products to 46 countries. We have established an active distributor network with 14 domestic distributors representing all 50 states and Puerto Rico. We have distribution agreements with 44 international distributors. We focus significant sales, training and business development efforts to support our distribution network.

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

During the first six months of 2021 the Company received an increased number of field reports of successful BolaWrap usage from law enforcement agencies. Many agencies consider BolaWrap as a very low level, or non-reportable, use of force option and, accordingly, many uses are not reported to us. Others are considered evidence and are also not shared. But some law enforcement agencies have shared bodycam footage of their field uses, some of which we are allowed to use in our marketing activities. We believe increased reports of avoiding escalation will help grow revenues in the future.

We grew our business in the first six months of 2021 with revenues increasing 128% from the first six months of 2020. Second quarter revenues increased 132% over the prior year and we continue to expand our business, both domestically and internationally, through direct and distributor sales. We have a robust and growing pipeline of market opportunities for our restraint product offering and training services within the law enforcement, military and homeland security business sectors domestically and internationally. Social trends demanding more compassionate and safe policing practices are expected to continue to drive our global business. We are pursuing large business prospects internationally and also pursuing business with large police agencies in the U.S. It is difficult to anticipate how long it will take to close these opportunities, or if they will ultimately come to fruition especially given the uncertainty of COVID-19 and social unrest, as discussed below.

To support our increased sales and distribution activities we have developed and offer robust training and class materials that certify law enforcement officers and trainers as BolaWrap instructors in the use and limitations of the BolaWrap in conjunction with modern policing tactics for de-escalation of encounters. We believe that law enforcement trainers and officers that have seen demonstrations or have been trained about our products are more supportive of their department’s purchase and deployment of product. As of June 30, 2021 over 800 agencies have received BolaWrap training with over 2,800 training officers at those agencies certified as BolaWrap instructors and qualified to train the rest of their departments. This represents an 85% increase in agencies and a 106% increase in training officers compared to December 31, 2020.

With the acquisition of NSENA, Inc. ("NSENA") in December 2020 and rebranding of NSENA as Wrap Reality, we have continued to market our virtual reality system while working to integrate previous scenarios into a robust platform employing BolaWrap and additional de-escalation techniques into new Wrap Reality scenarios. We also seek to enhance the Wrap Reality experience through software and platform innovation. We plan to increase marketing activities for our virtual reality solution as our platform enhancements are introduced to market.

At June 30, 2021 we had backlog of approximately $736 expected to be delivered in the next twelve months. We had deferred revenue of $186 expected to be recognized generally over the next five years. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation, in the normal course of business.

During the second quarter ended June 30, 2021 we began to wind down our production line for the BolaWrap 100 product line and began a shift to a new production process for the next generation product continued development, new tooling, new production equipment and processes and additional licensing. We recorded $747 of product line exit costs related to this planned change in production activities. If we are unable to timely transition to our next generation product as planned our business and results of operations, including our revenues, earnings and cash flows from operations, may be adversely impacted.

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

Impact of COVID-19 and Social Unrest on our Business

We face significant challenges in operating and growing our business related to the outbreak of the novel coronavirus (“COVID-19”) which continues to impact the United States and the world. The impact of COVID-19 includes continued travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders and shutdowns of certain businesses around the world. The COVID-19 pandemic has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and many countries abroad. As part of intensifying efforts to contain the spread of COVID-19, many companies and state, local and foreign governments continue to impose restrictions, including shelter-in-place orders and travel bans. While some of these companies and jurisdictions have started to relax such restrictions, in some cases, the restrictions have been put back in place after having been lifted. These factors negatively impacted our operations and results of operations for 2020 and the first six months of 2021. We expect that the evolving COVID-19 pandemic, associated travel restrictions and social distancing requirements, especially international, may continue to have an adverse impact on our results of operations. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business and results of operations, including our revenues, earnings and cash flows from operations, will be adversely impacted for at least the balance of 2021, including as a result of:

•	Delays in our ability to travel and train, especially internationally;
•	Greater funding challenges for our customer base, which may adversely affect timing of anticipated contracts and new customer sales;
•	Disruption to our supply chain caused by distribution and other logistical issues, which may further delay our ability to deliver product to customers; and
•	Potential decrease in productivity of our employees or those of our customers or suppliers due to travel bans or restrictions, work-from-home or shelter-in-place policies and orders.

We may be adversely affected by continued social unrest, protests against racial inequality, protests against police brutality and movements such as “Defund the Police”. These events may directly or indirectly affect police agency budgets and funding available to current and potential customers. Participants in these events may also attempt to create the perception that our solutions are contributing to the perceived problems or ineffective as a solution, which may adversely affect us, our business and results of operations, including our revenues, earnings and cash flows from operations.

It is currently not possible to predict the magnitude or duration of the COVID-19 pandemic’s impact on our business or the future impact of the recent, ongoing and possible future unrest. The extent to which these events impact our business will depend on numerous evolving factors that we may not be able to control or accurately predict, including without limitation:

•	the duration and scope of the challenges created by the COVID-19 pandemic or by ongoing social unrest;
•	governmental, business and individuals’ actions that have been and continue to be taken in response to these events;
•	the impact of the COVID-19 pandemic and social unrest on economic activity and actions taken in response;
•	the effect on our customers and demand for our products and services;
•	our ability to continue to sell our products and services, including as a result of travel restrictions and people working from home, or restrictions on access to our potential customers;
•	the ability of our customers to pay for our products and services;
•	any closures of our facilities and the facilities of our customers and suppliers; and
•	the degree to which our employees or those of our customers or suppliers become ill with COVID-19.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. We evaluate our estimates, on an on-going basis, including those estimates related to recognition and measurement of contingencies and accrued expense. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Some of our accounting policies require higher degrees of judgment than others in their application. These include share-based compensation and contingencies and areas such as revenue recognition, allowance for doubtful accounts, valuation of inventory and intangible assets, estimates of product line exit costs, warranty liabilities and impairments.

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

Allowance for Doubtful Accounts. Our products are sold to customers in many different markets and geographic locations. We estimate our bad debt reserve on a case-by-case basis and the aging of accounts due to a limited number of customers mostly government agencies or well-established distributors. We base these estimates on many factors including customer credit worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. Our judgments and estimates regarding collectability of accounts receivable have an impact on our financial statements.

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

Valuation of Intangible Assets. Intangible assets consisted of (a) capitalized legal fees and filing expense related to obtaining patents and trademarks, (b) customer agreements, tradenames, software, non-solicitation and non-compete agreements acquired in business combinations and valued at fair value at the acquisition date, and (c) the purchase cost of indefinite-lived website domains. We must make judgments and estimates regarding the future utility and carrying value of intangible assets. The carrying values of such assets are periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from an individual intangible asset is less than carrying value. This generally could occur when certain assets are no longer consistent with our business strategy and whose expected future value has decreased.

Exit Expense. Our product line exit expenses included estimates of end of product life raw material write offs, estimates of accrual for noncancelable raw material purchase orders and retirement of unamortized production tooling costs. We make these estimates based on current production plans and these judgments and estimates have an impact on our financial statements.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Other than the planned production change requiring a new estimate of exit expense, there were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the period ended June 30, 2021.

Segment and Related Information

The Company operates as a single segment. The Company’s chief operating decision maker is its Chief Executive Officer, who manages operations for purposes of allocating resources. Refer to Note 14, Major Customers and Related Information, in our financial statements for further discussion.

Operating Expense

Our operating expense includes (i) selling, general and administrative expense, (ii) research and development expense, and in the most recent fiscal quarter, (iii) product line exit expense. Research and development expense is comprised of the costs incurred in performing research and development activities and developing production on our behalf, including compensation and consulting, design and prototype costs, contract services, patent costs and other outside expenses. The scope and magnitude of our future research and development expense is difficult to predict at this time and will depend on elections made regarding research projects, staffing levels and outside consulting and contract costs. The future level of selling, general and administrative expense will be dependent on staffing levels, elections regarding expenditures on sales, marketing and customer training, the use of outside resources, public company and regulatory expense, and other factors, some of which are outside of our control. We do not expect any significant further material restructuring and other costs.

We expect our operating costs, excluding restructuring and other costs, will increase as we expand product distribution activities and expand our research and development, production, distribution, training, service and administrative functions in the near term. We may also incur substantial non-cash share-based compensation costs depending on future option and restricted stock unit grants that are impacted by stock prices and other valuation factors. Historical expenditures are not indicative of future expenditures.

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Report.

	Three Months Ended June 30,		Change
	2021	2020	$	%
Revenues:
Product sales	$1,852	$823	$1,029	125%
Other revenue	82	10	72	720%
Total revenues	1,934	833	1,101	132%
Cost of revenues:
Products and services	1,247	565	682	121%
Product line exit expense	747	-	747	-
Total cost of revenues	1,994	565	1,429	253%
Gross profit (loss)	(60)	268	(328)	-122%

Operating expenses:
Selling, general and administrative	6,579	2,538	4,041	159%
Research and development	1,162	577	585	101%
Total operating expenses	7,741	3,115	4,626	149%
Loss from operations	$(7,801)	$(2,847)	$(4,954)	174%

Revenue

We reported revenue of $1,934 for the three months ended June 30, 2021 as compared to $833 for the quarter ended June 30, 2020, a 132% increase over the prior year. We believe our sales during the second quarter of 2021 were negatively impacted by the COVID-19 pandemic as we were limited in our ability to make product demonstrations and conduct training primarily internationally.

We incurred product promotional costs of $379 during the three months ended June 30, 2021 related primarily to the cost of demonstration and training products and accessories delivered to law enforcement agencies that were expensed as marketing costs. A total of $125 of such product marketing costs were incurred during the three months ended June 30, 2020.

We had $186 of deferred revenue at June 30, 2021, of which $105 related to virtual reality training and $81 related to BolaWrap extended warranties and training services.

We believe we can substantially grow sales in future periods; however, the impact of the COVID-19 pandemic has created much uncertainty in the global marketplace by restricting our ability to travel internationally and, to a more limited extent, domestically. We are therefore unable to predict at this time whether our sales will continue to increase materially during the remainder of the fiscal year ending December 31, 2021 due to these uncertainties.   Although no assurances can be given, we do believe, however, that the challenges to substantially increasing sales caused by COVID-19 will abate as the rate of vaccinations increase globally, especially given the number of BolaWrap trials currently ongoing and the current environment where non-lethal options are being widely considered by law enforcement domestically and internationally.

At June 30, 2021, we had backlog of $736 expected to be delivered in the next twelve months. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instance’s cancellation in the normal course of business.

Gross Profit

Our cost of revenue for the three months ended June 30, 2021 was $1,994 and included $747 of restructuring inventory charges related to the planned wind down and closure of the BolaWrap 100 product line related to a significant shift in production efforts to a new generation product requiring continued development, new tooling, new production equipment and processes and additional licensing. These costs included end of life inventory charges of $531 and tooling write-downs of $106. An additional $110 has been recorded in accrued liabilities as a restructuring reserve for estimated non-cancelable purchase commitments. Excluding this $747 charge, the gross margin for the three months ended June 30, 2021 was 36%. The gross margin for the three months ended June 30, 2020 was 32%.

Due to our limited history of revenue and startup costs incurred to establish volume manufacturing, historical margins may not be indicative of future margins. In the third quarter we expect to start production of a new generation product with different material inputs and manufacturing processes such that historical margins may not be indicative of future margins. In addition, our margins vary based on the sales channels through which our products are sold and product mix. Currently, our cartridges have lower margins than BolaWrap devices. We implement product updates and revisions, including raw material and component changes that may impact product costs. With such product updates and revisions, we have limited warranty cost experience and estimated future warranty costs can impact our gross margins.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense for the three months ended June 30, 2021 increased by $4,041when compared to the three months ended June 30, 2020.

The largest driver of this increase was related to an increase of $1,531 in share-based compensation, of which $1,166 was for legacy directors and new directors appointed in April 2021. The remaining $365 was incentive for management and employees.

We continue to invest in our marketing and promotion, which augments the media attention we receive from external sources, such as news broadcasts. During the second quarter, we incurred $298 increase related to public relations initiatives and $218 increase related to advertising and promotional products.

Other SG&A expense increases included a $1,045 increase in cash compensation, recruiting and consultancy costs resulting from our planned growth in personnel over the prior year and a $430 increase in public company related expense. In addition, our travel costs related to sales, demonstrations and training increased by $268 as a result of increased travel by sales and training personnel.  In the second quarter of 2020, we had virtually no travel expense due to the COVID-19 pandemic and the various travel restrictions that were in place.  Despite the growth in the second quarter of 2021, we are still well below historical norms for our travel expense but expect travel expense to increase as international travel restrictions ease.

Research and Development Expense

Research and development expense increased by $585 for the three months ended June 30, 2021, when compared to the comparable three-month period in fiscal 2020. We incurred a $68 period over period increase in non-cash share-based compensation expense allocated to research and development expense as a result of new award grants to new personnel and vesting timing. The increase in costs during the three months ended June 30, 2021 when compared to the prior year included a $176 increase in cash compensation costs resulting from an increase in headcount primarily associated with product development. Outside consulting costs increased by $288 for the three months ended June 30, 2021, primarily due to costs related to a new generation BolaWrap product, initiatives to develop new products and increased development of virtual reality scenarios. Prototype related costs for three months ended June 30, 2021 were $115 comparable to $105 for the prior comparable three-month period. We expect our research and development costs to increase in the future as we add staff and expand our research initiatives in response to market opportunities.

Net Loss

Loss from operations during the three months ended June 30, 2021 increased by $4,954 when compared to the three months ended June 30, 2020, resulting, primarily, from increased share-based compensation and increased operating costs due to increased personnel, marketing and selling, public company costs and supporting activities. We also incurred a one-time non-cash product line exit expense of $747 during the period that we do not expect to recur.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Report.

	Six Months Ended June 30,		Change
	2021	2020	$	%
Revenues:
Product sales	$3,278	$1,498	$1,780	119%
Other revenue	198	24	173	692%
Total revenues	3,476	1,522	1,954	128%
Cost of revenues:
Products and services	2,184	971	1,213	125%
Product line exit expense	747	-	747	-
Total cost of revenues	2,931	971	1,960	202%
Gross profit (loss)	545	551	(6)	-1%

Operating expenses:
Selling, general and administrative	11,557	4,678	6,879	147%
Research and development	2,227	1,111	1,116	100%
Total operating expenses	13,784	5,789	7,995	138%
Loss from operations	$(13,239)	$(5,238)	$(8,001)	153%

Revenue

We reported revenue of $3,476 for the six months ended June 30, 2021 as compared to $1,522 for the six months ended June 30, 2020, a 128% increase over the prior year. We believe our sales during the first six months of 2021 were negatively impacted by the COVID-19 pandemic as we were limited in our ability to make product demonstrations and conduct training primarily internationally.

We incurred product promotional costs of $678 during the six months ended June 30, 2021 related primarily to the cost of demonstration and training products and accessories delivered to law enforcement agencies that were expensed as marketing costs. A total of $313 of such product marketing costs were incurred during the six months ended June 30, 2020.

We had $186 of deferred revenue at June 30, 2021, of which $105 related to virtual reality training and $81 related to BolaWrap extended warranties and training services.

We believe we can substantially grow sales in future periods; however, the impact of the COVID-19 pandemic has created much uncertainty in the global marketplace by restricting our ability to travel internationally and, to a more limited extent, domestically. We are therefore unable to predict at this time whether our sales will continue to increase materially during the remainder of the fiscal year ending December 31, 2021 due to these uncertainties.   Although no assurances can be given, we do believe , however, that the challenges to substantially increasing sales caused by COVID-19 will abate as the rate of vaccinations increase globally, especially given the number of BolaWrap trials currently ongoing and the current environment where non-lethal options are being widely considered by law enforcement domestically and internationally.

Gross Profit

Our cost of revenue for the six months ended June 30, 2021 was $2,931 and included $747 of restructuring inventory charge. Excluding this $747 charge, the gross margin for the six months ended June 30, 2021 was 37%. The gross margin for the six months ended June 30, 2020 was 36%. In the third quarter we expect to start production of a new generation product with different material inputs and manufacturing processes such that historical margins may not be indicative of future margins. We have limited warranty cost experience and estimated future warranty costs can impact our gross margins.

Selling, General and Administrative Expense

SG&A expense for the six months ended June 30, 2021 increased by $6,879 when compared to the six months ended June 30, 2020.

The largest driver of this increase was related to an increase of $1,704 in share-based compensation, of which $1,174 was for legacy directors and new directors appointed in April 2021. The remaining $530 was incentive for management and employees.

We continue to invest in our marketing and promotion, which augments the media attention we receive from external sources, such as news broadcasts. During the first six months of 2021, we incurred increases of $405 related to public relations initiatives and $358 related to advertising and promotional products.

For the first six months of 2021, our public reporting expenses increased by $1,334. This includes shareholder activism costs of $818 in connection with actions by a former executive officer/shareholder seeking changes in the composition of our Board of Directors and candidates to stand for election at the 2021 Annual Shareholders’ Meeting, changes to the Executive Chairman position as well as other related matters. There were no comparable costs in 2020. This matter was settled in March 2021 and we do not expect significant additional costs during the rest of 2021.

Other SG&A expense increases included a $2,235 increase in cash compensation, recruiting and consultancy costs resulting from our planned growth in personnel over the prior year. In addition, our travel costs related to sales, demonstrations and training increased by $306 as a result of increased travel by sales and training personnel. In the second quarter of 2020, we had virtually no travel due to the COVID-19 pandemic and the various travel restrictions that were in place.  Despite the growth in the first half of 2021, we are still well below historical norms for our travel expense but expect travel expense to increase as international travel restrictions ease.

Research and Development Expense

Research and development expense increased by $1,116 for the six months ended June 30, 2021, when compared to the comparable six-month period in fiscal 2020. We incurred a $287 period over period increase in non-cash share-based compensation expense allocated to research and development expense as a result of new award grants to new personnel and vesting timing. The increase in costs during the six months ended June 30, 2021 when compared to the prior year included a $334 increase in cash compensation costs resulting from an increase in headcount primarily associated with product development. Outside consulting costs increased by $419 for the six months ended June 30, 2021, primarily due to costs related to a new generation BolaWrap product, initiatives to develop new products and increased development of virtual reality scenarios. The increase in research and development expense is partially offset by the decrease of $43 relating to prototype related costs for six months ended June 30, 2021, compared to the comparable period in 2020. We expect our research and development costs to increase in the future as we add staff and expand our research initiatives in response to market opportunities.

Net Loss

The $13,239 loss from operations during the six months ended June 30, 2021 increased by $8,001 when compared to the six months ended June 30, 2020, resulting, primarily, from increased share-based compensation and increased operating costs due to increased personnel, marketing and selling, public company costs and supporting activities. We also incurred a one-time non-cash product line exit expense of $747 during the period that we do not expect to recur.

Liquidity and Capital Resources

Overview

We have experienced net losses and negative cash flows from operations since our inception. As of June 30, 2021, we had cash and cash equivalents of $13,050, short-term investments of $30,002, positive working capital of $46,759 and had sustained cumulative losses attributable to stockholders of $38,538. We believe that our cash on hand and short-term investments will sustain our operations for at least the next twelve months from the date of this Report.

During the six months ended June 30, 2021 we received  $12,326 of proceeds from the exercise of previously issued stock purchase warrants and stock options.

Our primary source of liquidity to date has been funding from our stockholders from the sale of equity securities and the exercise of derivative securities, consisting of options and warrants. We expect our primary source of future liquidity will be from the sale of products, exercise of stock options and warrants and if required from future equity or debt financings.

Capital Requirements

Due in part to the volatility caused by COVID-19, we do not have a high degree of confidence in our estimates for our future liquidity requirements or future capital needs, which will depend on, among other things, capital required to introduce new products and the operational staffing and support requirements, as well as the timing and amount of future revenue and product costs. We anticipate that demands for operating and working capital may grow depending on decisions on staffing, development, production, marketing, training and other functions and based on other factors outside of our control. We believe we have sufficient capital to sustain our operations for the next twelve months.

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

Cash Flow

Operating Activities

During the six months ended June 30, 2021, net cash used in operating activities was $10,254. The net loss of $13,228 was decreased by non-cash expense of $4,303 consisting primarily of share-based compensation expense of $3,007, restructuring inventory charges of $747 and shares issued for services of $239. Other major component changes using operating cash included an increase of $798 in accounts receivable and an increase in inventories of $713. An increase of $101 in accounts payable and accrued expenses and an increase of $170 in deferred revenue reduced the cash used in operating activities.

During the six months ended June 30, 2020, net cash used in operating activities was $3,895. The net loss of $5,162 was decreased by non-cash expense of $1,110 consisting primarily of stock-based compensation expense of $1,016. Other major component changes using operating cash included an increase of $306 in accounts receivable and an $193 decrease in customer deposits. A decrease in inventories of $206 and an increase of $541 in accounts payable and accrued liabilities reduced the cash used in operating activities.

Investing Activities

During the six months ended June 30, 2021, we used $25,009 of cash to purchase short-term investments and we had proceeds from maturities of short-term investments of $20,000. We had no short-term investment activity during the six months ended June 30, 2020.

We used $367 and $69 of cash for the purchase of property and equipment during the six months ended June 30, 2021 and 2020, respectively. We invested $96 and $82 in patents during the six months ended June 30, 2021 and 2020, respectively.

Financing Activities

During the six months ended June 30, 2021, we received $12,048 from previously issued stock purchase warrants and $278 in proceeds from the exercise of previously issued stock options, and repaid $200 in debt relating to the acquisition of NSENA in December 2020.

During the six months ended June 30, 2020 we received $11,667 of net proceeds resulting from the consummation of a registered offering of our Common Stock in June 2020, and obtained $10,368 of net proceeds from the exercise of previously issued warrants and stock options. We also obtained $414 in proceeds from a U.S. Small Business Administration Promissory Note pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act during the period.

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

We are committed to aggregate lease payments on our facility lease of $48 in 2021 and $58 in 2022.

At June 30, 2021 the Company was committed for approximately $1,005 for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

Pursuant to that certain Asset Purchase Agreement between Wrap Reality, Inc., and NSENA, dated December 14, 2020 we are obligated to pay to NSENA cash consideration of $75 on September 15, 2021. As additional earn-out consideration, Wrap Reality has agreed to pay NSENA 10% of net revenues (or a lesser amount equal to 50% of direct profit) from specific identified prospects that become revenue customers before September 30, 2021, but only on amounts collected to June 30, 2022.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended June 30, 2021, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, as of June 30, 2021 we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

On November 3, 2020, the Hon. Dolly M. Gee consolidated the three above-mentioned cases under the caption In re Wrap Technologies, Inc. Securities Exchange Act Litigation, Case No. 20-8760-DMG (PVCx) (the “Securities Action”).  On January 7, 2021, the Court appointed a lead plaintiff in the Securities Action, who designated its attorneys as lead counsel.  On January 21, 2021, Judge Gee ordered that a consolidated amended complaint be filed in the Securities Action on or before March 12, 2021, with defendants’ motion to dismiss to be filed on or before April 26, 2021, and a hearing on the motion to dismiss to be held on July 23, 2021.  On March 12, 2021, lead plaintiff filed an amended complaint, naming the Company, Norris, Thomas, Smith, and Barnes as defendants.  Those defendants jointly filed a motion to dismiss on April 26, 2021. Briefing on the motion to dismiss is now complete, and the motion is currently under submission before Judge Gee. The Company believes that the Securities Action is without merit and will continue to vigorously defend against the claims raised therein.

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

The above-mentioned derivative cases were each been transferred to Judge Gee as cases related to the Securities Action.  On February 16, 2021, Judge Gee issued an order consolidating these cases under the caption In re Wrap Technologies, Inc. Shareholder Derivative Litigation, Case No. 2:20-10444-DMG-PVCx, (the “Derivative Action”), and stayed the Derivative Action pending the resolution of the motion to dismiss in the Securities Action.  On March 9, 2021, the Lowe Complaint was designated as the operative complaint in the Derivative Action.  As with the Securities Action, the Company believes that the Derivative Action is without merit and will vigorously defend against the claims raised therein.

Other Legal Proceeding Information

We may become subject to other legal proceedings, as well as demands and claims that arise in the normal course of our business, including claims of alleged infringement of third-party patents and other intellectual property rights, breach of contract, employment law violations, and other matters and matters involving requests for information from us or our customers under federal or state law. Such claims, even if not meritorious, could result in the expenditure of significant financial and management resources. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. At June 30, 2021 we had no provision for liability under existing litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2021 we issued 25,000 shares of Common Stock at $5.56 per share valued at $139,000 in consideration of services. These shares were issued pursuant to Section 4(2) under the Securities Act of 1933, as amended, which provides an exemption from registration for transactions that are not involving a public offering.

No other unregistered securities were issued during the three months ended June 30, 2021 that were not previously reported.

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

____________

* Filed concurrently herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WRAP TECHNOLOGIES, INC.

July 29, 2021	By:	/s/ JAMES A. BARNES
James A. Barnes
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)

