Form 10-Q
period 2021-09-30
WRAP TECHNOLOGIES, INC.
filed 2021-10-28
CIK 1702924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of October 27, 2021 a total of 40,771,708 shares of the Registrant’s common stock, par value $0.0001, (“Common Stock”) were issued and outstanding.

WRAP TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wrap Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	September 30,
	2021	December 31,
	(Unaudited)	2020
ASSETS
Current assets:
Cash and cash equivalents	$9,858	$16,647
Short-term investments	30,004	24,994
Accounts receivable, net	3,257	1,871
Inventories, net	2,284	2,655
Prepaid expenses and other current assets	529	760
Total current assets	45,932	46,927
Property and equipment, net	888	357
Operating lease right-of-use asset, net	73	139
Intangible assets, net	1,772	1,397
Other assets	8	13
Total assets	$48,673	$48,833

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,503	$1,232
Accrued liabilities	1,366	721
Customer deposits	21	2
Deferred revenue- short term	94	16
Operating lease liability - short term	79	94
Business acquisition liability - short term	-	275
Total current liabilities	3,063	2,340

Long-term liabilities:
Deferred revenue- long term	146	-
Operating Lease Liability - long term	-	56
Business acquisition liability - long term	-	23
Total long-term liabilities	146	79
Total liabilities	3,209	2,419

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; none issued and outstanding	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 40,748,861 and 37,554,162 shares issued and outstanding each period, respectively	4	4
Additional paid-in capital	89,979	71,705
Accumulated deficit	(44,530)	(25,310)
Accumulated other comprehensive income	11	15
Total stockholders' equity	45,464	46,414
Total liabilities and stockholders' equity	$48,673	$48,833

See accompanying notes to condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Product sales	$1,719	$988	$4,997	$2,486
Other revenue	86	19	283	43
Total revenues	1,805	1,007	5,280	2,529
Cost of revenues:
Products and services	1,094	688	3,276	1,659
Product line exit expense	-	-	747	-
Total cost of revenues	1,094	688	4,023	1,659
Gross profit	711	319	1,257	870

Operating expenses:
Selling, general and administrative	4,654	3,255	16,210	7,933
Research and development	2,076	927	4,303	2,038
Total operating expenses	6,730	4,182	20,513	9,971
Loss from operations	(6,019)	(3,863)	(19,256)	(9,101)

Other income (expense):
Investment income	13	5	22	81
Other	15	(4)	14	(4)
	28	1	36	77
Net loss	$(5,991)	$(3,862)	$(19,220)	$(9,024)

Net loss per basic and diluted common share	$(0.15)	$(0.11)	$(0.50)	$(0.28)
Weighted average common shares used to compute net loss per basic and diluted common share	40,413,332	36,419,771	38,767,009	32,653,408

Comprehensive loss:
Net loss	$(5,991)	$(3,862)	$(19,220)	$(9,024)
Net unrealized gain (loss) on short-term investments	(2)	7	(4)	7
Comprehensive loss	$(5,993)	$(3,855)	$(19,224)	$(9,017)

See accompanying notes to condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended September 30, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2021	39,911,390	$4	$87,277	$(38,539)	$13	$48,755
Common shares issued upon exercise of stock options	758,338	-	1,399	-	-	1,399
Common shares issued upon vesting of restricted stock units	79,133	-	-	-	-	-
Share-based compensation expense	-	-	1,303	-	-	1,303
Net unrealized loss on short-term investments	-	-	-	-	(2)	(2)
Net loss for the period	-	-	-	(5,991)	-	(5,991)
Balance at September 30, 2021	40,748,861	$4	$89,979	$(44,530)	$11	$45,464

	Nine Months Ended September 30, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2021	37,554,162	$4	$71,705	$(25,310)	$15	$46,414
Common shares issued upon exercise of warrants at $6.50 per share	1,661,320	-	10,799	-	-	10,799
Common shares issued upon exercise of warrants at $8.125 per share	153,692	-	1,249	-	-	1,249
Common shares issued upon exercise of stock options	915,404	-	1,678	-	-	1,678
Common shares issued upon vesting of restricted stock units	421,407	-	-	-	-	-
Common shares issued for services	42,876	-	239	-	-	239
Share-based compensation expense	-	-	4,310	-	-	4,310
Net unrealized loss on short-term investments	-	-	-	-	(4)	(4)
Net loss for the period	-	-	-	(19,220)	-	(19,220)
Balance at September 30, 2021	40,748,861	$4	$89,979	$(44,530)	$11	$45,464

	Three Months Ended September 30, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2020	34,361,591	$3	$54,973	$(17,892)	$-	$37,084
Common shares issued upon exercise of warrants at $3.00 per share, net of issuance costs	102,621	-	295	-	-	295
Common shares issued upon exercise of warrants at $5.00 per share, net of issuance costs	1,742,870	1	8,366	-	-	8,366
Common shares issued upon exercise of warrants at $6.00 per share, net of issuance costs	675,000	-	3,847	-	-	3,847
Common shares issued upon exercise of warrants at $6.50 per share, net of issuance costs	177,986	-	1,102	-	-	1,102
Common shares issued upon exercise of stock options	34,250	-	52	-	-	52
Common shares issued upon vesting of restricted stock units	14,999	-	-	-	-	-
Share-based compensation expense	-	-	546	-	-	546
Net unrealized gain on short-term investments	-	-	-	-	7	7
Net loss for the period	-	-	-	(3,862)	-	(3,862)
Balance at September 30, 2020	37,109,317	$4	$69,181	$(21,754)	$7	$47,437

	Nine Months Ended September 30, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2020	29,829,916	$3	$31,923	$(12,730)	$-	$19,196
Sale of common stock and warrants at $6.00 per share in public offering, net of issuance costs	2,066,667	-	11,667	-	-	11,667
Common shares issued upon exercise of warrants at $3.00 per share, net of issuance costs	253,125	-	735	-	-	735
Common shares issued upon exercise of warrants at $5.00 per share, net of issuance costs	3,593,873	1	17,234	-	-	17,234
Common shares issued upon exercise of warrants at $6.00 per share, net of issuance costs	675,000	-	3,847	-	-	3,847
Common shares issued upon exercise of warrants at $6.50 per share, net of issuance costs	261,679	-	1,646	-	-	1,646
Common shares issued upon exercise of stock options	327,500	-	566	-	-	566
Common shares issued upon vesting of restricted stock units	101,557	-	-	-	-	-
Share-based compensation expense	-	-	1,563	-	-	1,563
Net unrealized gain on short-term investments	-	-	-	-	7	7
Net loss for the period	-	-	-	(9,024)	-	(9,024)
Balance at September 30, 2020	37,109,317	$4	$69,181	$(21,754)	$7	$47,437

See accompanying notes to condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(19,220)	$(9,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	336	90
Product line exit expense	747	-
Gain on sale of assets	(17)	-
Warranty provision	23	17
Software impairment charge	170	-
Change in contingent liability	(23)	-
Non-cash lease expense	67	91
Share-based compensation	4,310	1,563
Common shares issued for services	239	-
Provision for doubtful accounts	27	10
Changes in assets and liabilities:
Accounts receivable	(1,414)	(985)
Inventories	(160)	294
Prepaid expenses and other current assets	231	(50)
Accounts payable	271	355
Operating lease liability	(71)	(95)
Customer deposits	19	(216)
Accrued liabilities and other	502	255
Warranty settlement	10	2
Deferred revenue	224	-
Net cash used in operating activities	(13,729)	(7,693)

Cash Flows From Investing Activities:
Purchase of short-term investments	(30,014)	(24,980)
Proceeds from maturities of short-term investments	25,000	-
Capital expenditures for property and equipment	(811)	(202)
Investment in patents and trademarks	(129)	(101)
Purchase of intangible assets	(561)	-
Proceeds from long-term deposits	4	-
Net cash used in investing activities	(6,511)	(25,283)

Cash Flows From Financing Activities:
Sale of common stock and warrants	-	12,400
Offering costs paid on sale of common stock and warrants	-	(733)
Proceeds from exercise of warrants	12,048	24,480
Offering costs paid on exercise of warrants	-	(1,017)
Proceeds from exercise of stock options	1,678	566
Proceeds from bank note	-	414
Repayment of debt	(275)	-
Net cash provided by financing activities	13,451	36,110

Net (decrease) increase in cash and cash equivalents	(6,789)	3,134
Cash and cash equivalents, beginning of period	16,647	16,984
Cash and cash equivalents, end of period	$9,858	$20,118

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Change in unrealized gain on short-term investments	$(2)	$7

See accompanying notes to condensed consolidated interim financial statements.

Wrap Technologies, Inc. Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Loss per Share

Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per Common Share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential Common Stock instruments outstanding to be antidilutive. Stock options, restricted stock units and warrants exercisable or issuable for a total of 5,397,165 shares of Common Stock were outstanding at September 30, 2021. These securities are not included in the computation of diluted net loss per common share for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

Wrap Technologies, Inc. Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

Exit Activity Expense

During the second quarter ended June 30, 2021 the Company recorded $747 of product line exit costs related to the wind down and closure of the BolaWrap 100 product line related to a shift in production efforts to a new BolaWrap 150 generation product requiring new tooling, new production equipment and processes and additional licensing. These non-cash inventory costs included end of life raw material write offs of $531 and tooling retirement costs of $106. An additional $110 was recorded in accrued liabilities as a reserve for estimated non-cancelable raw material purchase commitments. This reserve was applied against raw material purchases and as a $56 obsolescence allowance during the three months ended September 30, 2021.

The $747 of exit costs were recorded as a component of cost of revenues. There was no such expense recorded during the prior year. Development and start-up expense of new products are expensed as incurred except for capitalized equipment and tooling.

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

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced and a receivable is recorded. A contract asset is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. At September 30, 2021 the Company’s deferred revenue totaled $240, of which $152 related to virtual reality training and $88 related to BolaWrap extended product warranties and training services. At December 31, 2020 the Company’s deferred revenue totaled $16, of which $14 related to virtual reality training and $2 related to extended product warranties.

The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability.

The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the recognition timing of the revenue for any such underlying performance obligations. The Company had no such assets at September 30, 2021 and December 31, 2020. The Company applies the practical expedient to expense any sales commissions related to performance obligations with an amortization of one year or less when incurred within selling, general and administrative expense.

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

The following table shows the Company’s cash and cash equivalents, Money Market Funds and short-term investments by significant investment category as of  September 30, 2021 and December 31, 2020.

	As of September 30, 2021
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$1,535	$-	$-	$1,535
U.S. Treasury securities considered cash equivalents	-	-	-	-
U.S. Treasury securities in short-term investments	29,993	11	-	30,004
Total Financial Assets	$31,528	$11	$-	$31,539

	As of December 31, 2020
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$6,035	$-	$-	$6,035
U.S. Treasury securities considered cash equivalents	9,998	-	-	9,998
U.S. Treasury securities in short-term investments	24,979	15	-	24,994
Total Financial Assets	$41,012	$15	$-	$41,027

Unrealized gains or losses resulting from our short-term investments are recorded in accumulated other comprehensive gain or loss. As of September 30, 2021, $11 was recorded to accumulated other comprehensive gain.

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

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. Inventories consisted of the following:

	September 30,	December 31,
	2021	2020
Finished goods	$1,796	$1,249
Work in process	142	64
Raw materials	402	1,342
Inventories, net	2,340	2,655
Less allowance for obsolescence	(56)	-
Inventories - net	$2,284	$2,655

As part of product line exit costs (see Note 1) end of life raw material costs aggregating $531 were written off during the quarter ended June 30, 2021 and an additional $54 was written off during the quarter ended September 30, 2021.

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30,	December 31,
	2021	2020
Production and lab equipment	$450	$148
Tooling	188	81
Computer equipment	408	180
Furniture, fixtures and improvements	177	165
	1,223	574
Accumulated depreciation	(335)	(217)
Property and equipment, net	$888	$357

Depreciation expense was $69 and $191 for the three and nine months ended September 30, 2021 and was $35 and $82 for the three and nine months ended September 30, 2020, respectively.

As part of product line exit costs (see Note 1) unamortized production tooling costs of $106 were recorded during the quarter ended June 30, 2021.

Wrap Technologies, Inc. Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

6.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	September 30,	December 31,
	2021	2020
Amortizable intangible assets:
Patents	$368	$280
Trademarks	125	84
Software	1,023	662
Other	50	50
	1,566	1,076
Accumulated amortization	(138)	(23)
Total amortizable	1,428	1,053
Indefinite life assets (non-amortizable)	344	344
Total intangible assets, net	$1,772	$1,397

Amortization expense was $48 and $145 for the three and nine months ended September 30, 2021 and was $3 and $9 for the three and nine months ended September 30, 2020, respectively. An impairment charge of $170 for purchased software was recorded in the quarter ended September 30, 2021.

At September 30, 2021, future amortization expense is as follows:

2021 (3 months)	$60
2022	223
2023	218
2024	218
2025	218
Thereafter	491
Total estimated amortization expense	$1,428

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $134 and $53 due to related party Syzygy Licensing, LLC (“Syzygy”) as of September 30, 2021 and December 31, 2020, respectively. Accounts payable at December 31, 2020 also included $10 due to related party V3 Capital Partners, LLC. See Notes 12 and 13 for additional related party information.

Accrued liabilities consist of the following:

	September 30,	December 31,
	2021	2020
Patent and legal costs	$22	$65
Accrued compensation	972	563
Warranty costs	82	48
Consulting costs	269	2
Taxes and other	21	43
	$1,366	$721

8.	LEASES

The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019 using the modified retrospective approach. The Company has elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less.

Wrap Technologies, Inc. Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

Amortization of Right of Use operating lease assets was $21 and $67 for the three and nine months ended September 30, 2021 and was $31 and $91 for the three and nine months ended September 30, 2020, respectively.

Operating lease expense for capitalized operating leases included in operating activities was $23 and $73 for the three and nine months ended September 30, 2021 and was $34 and $103 for the three and nine months ended September 30, 2020, respectively.

Operating lease obligations recorded on the balance sheet at September 30, 2021 are:

Operating lease liability- short term	$79
Operating lease liability - long term	-
Total Operating Lease Liability	$79

Future lease payments included in the measurement of lease liabilities on the balance sheet at September 30, 2021 for future periods are as follows:

2021 (3 months)	$24
2022	58
Total future minimum lease payments	82
Less imputed interest	(3)
Total	$79

The weighted average remaining lease term is 0.8 years and the weighted average discount rate is 7.0%.

The Company does not have any finance leases.

9.	OTHER LIABILITIES

The Company’s other liabilities at September 30, 2021 consisted of operating lease liabilities (see Note 8). Other liabilities at December 31, 2020 included operating lease liabilities (see Note 8) and business acquisition liabilities totaling $298 of which $275 related to short term business liabilities and $23 related to contingent consideration recorded as a long-term business acquisition liability on our balance sheet.

During the quarter ended September 30, 2021 the Company eliminated the contingent consideration, a recurring Level 3 measurement, and recorded a $23 gain in other income.

10.	STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 150,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”).

Summary of Stock Purchase Warrants

The following table summarizes warrant activity during the nine months ended September 30, 2021:

	Number	Average Price Per Share
Shares purchasable under outstanding warrants at December 31, 2020	3,206,910	$6.36
Stock purchase warrants issued	-	-
Stock purchase warrants exercised	(1,815,012)	$6.64
Stock purchase warrants expired	(231)	$7.58
Shares purchasable under outstanding warrants at September 30, 2021	1,391,667	$6.00

Wrap Technologies, Inc. Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

The Company has outstanding Common Stock purchase warrants as of September 30, 2021 as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Purchase Warrants	1,391,667	$6.00	June 1, 2022

11.	SHARE-BASED COMPENSATION

On March 31, 2017, the Company adopted, and the stockholders approved, the 2017 Stock Incentive Plan (the “Plan”) authorizing 2,000,000 shares of Company Common Stock for issuance as stock options and restricted stock units to employees, directors or consultants. In May 2019, the stockholders ratified an increase in the Plan authorizing an additional 2,100,000 shares of Common Stock and in June 2020 ratified a further authorization of 1,900,000 shares of Common Stock for a total of 6,000,000 shares subject to the Plan. In June 2021, the stockholders ratified an increase in the 2017 Stock Incentive Plan authorizing an additional 1,500,000 shares of Common Stock to a total of 7,500,000 shares. At September 30, 2021 there were 1,667,338 shares of Common Stock available for grant under the Plan.

The Company generally recognizes share-based compensation expense on the grant date and over the period of vesting or period that services will be provided.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2021:

		Weighted Average
	Options on		Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding December 31, 2020	3,931,586	$4.41	4.80
Granted	982,500	$5.57
Exercised	(915,404)	$1.83
Forfeited, cancelled, expired	(319,799)	$5.12
Outstanding September 30, 2021	3,678,883	$5.30	5.47	$4,335
Exercisable September 30, 2021	1,904,711	$4.37	3.01	$3,493

Options outstanding at December 31, 2020 included 100,000 of performance-based options exercisable at $5.46 per share with vesting based on achieving certain virtual reality revenue targets by December 1, 2024. These options were forfeited on September 30, 2021 and no share-based compensation expense was recorded related to these options during the period outstanding. All other options are service-based.

The Company recorded $836 and $2,065 of stock option compensation expense for employees, directors and consultants for the three and nine months ended  September 30, 2021, respectively. The Company recorded $319 and $599 of stock option compensation expense for employees, directors and consultants for the three and nine months ended  September 30, 2020, respectively.

Wrap Technologies, Inc. Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted. The following table summarizes the assumptions used to compute the fair value of options granted to employees and non-employees:

	For the Nine Months
	Ended September 30,
	2021	2020
Expected stock price volatility	50%	46%
Risk-free interest rate	0.90%	0.38%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%
Expected life of options - years	5.74	6.15
Weighted-average fair value of options granted	$2.57	$3.43

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

Restricted Stock Units

The Plan provides for the grant of restricted stock units (“RSUs”). The following table summarizes RSU activity under the Plan for the nine months ended September 30, 2021:

		Weighted Average	Weighted Average
	Service-Based	Grant Date	Vesting
	RSU's	Fair Value	Period (in Years)
Unvested at December 31, 2020	428,006	$6.13
Granted - service based	352,890	$5.72
Vested	(421,407)	$5.63
Forfeited and cancelled	(32,874)	$6.10
Unvested at September 30, 2021	326,615	$6.34	2.1

Compensation expense for RSUs was $467 and $2,245 for the three and nine months ended September 30, 2021, respectively. Compensation expense for RSUs was $227 and $963 for the three and nine months ended  September 30, 2020, respectively.

Share-Based Compensation Expense

The Company recorded share-based compensation for options and RSUs in its statements of operations for the relevant periods as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Selling, general and administrative	$1,093	$468	$3,722	$1,393
Research and development	210	78	588	169
Total share-based expense	$1,303	$546	$4,310	$1,562

As of September 30, 2021, total estimated compensation expense of stock options granted and outstanding but not yet vested was $4,300 which is expected to be recognized over the weighted average period of 2.3 years. As of September 30, 2021, total estimated compensation cost of RSUs granted and outstanding but not yet vested was $1,718 which is expected to be recognized over the weighted average period of 2.1 years.

Wrap Technologies, Inc. Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

12.	COMMITMENTS AND CONTINGENCIES

Facility Leases

See Note 8.

Related Party Technology License Agreement

The Company is obligated to pay royalties and pay development and patent costs pursuant to that certain exclusive Amended and Restated Intellectual Property License Agreement dated as of September 30, 2016, by and between the Company and Syzygy (the “Syzygy Agreement”), a company owned and controlled by stockholders/officers Messrs. Elwood Norris and James Barnes, both of whom are stockholders and officers of the Company. The Syzygy Agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000 in royalties or until September 30, 2026, whichever occurs earlier. The Company recorded $65 and $185 for royalties incurred under the Syzygy Agreement during the three and nine months ended September 30, 2021 and $37 and $90 incurred for the three and nine months ended September 30, 2020, respectively.

Purchase Commitments

At September 30, 2021 the Company was committed for approximately $713 for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

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

Other Legal Information

The Company may at times be involved in other litigation in the ordinary course of business. The Company will, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s consolidated financial statements for pending litigation. Currently, other than described above there are no other pending material legal proceedings to which the Company is a party or to which any of its property is subject. At September 30, 2021 the Company had no provision for liability under existing litigation.

13.	RELATED PARTY TRANSACTIONS

Commencing in October 2017 the Company began reimbursing Mr. Elwood Norris, a former officer and current stockholder of the Company, $1.5 per month on a month-to-month basis for laboratory facility expense, for an aggregate of $13 during the nine months ended September 30, 2021 and 2020, respectively. Effective July 1, 2021 Mr. Norris commenced serving as a consultant to the Company and the facility rent costs continue during such consultancy.

See Notes 7, 11 and 12 for additional information on related party transactions and obligations.

14.	MAJOR CUSTOMERS AND RELATED INFORMATION

For the three months ended September 30, 2021, revenues from two distributors accounted for approximately 41% and 29% of revenues with no other single customer accounting for more than 10% of total revenues. For the three months ended September 30, 2020, revenues from one distributor accounted for approximately 49% of revenues with no other single customer accounting for more than 10% of total revenues.

For the nine months ended September 30, 2021, revenues from two distributors accounted for approximately 27% and 21% of revenues with no other single customer accounting for more than 10% of total revenues. For the nine months ended September 30, 2020, revenues from three distributors accounted for approximately 39%, 12% and 11% of revenues with no other single customer accounting for more than 10% of total revenues.

At September 30, 2021, accounts receivable from two distributors accounted for 45% and 22% of accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. Two distributors accounted for 28% and 26% of accounts receivable at December 31, 2020 with no other single customer accounting for more than 10% of the accounts receivable balance.

Wrap Technologies, Inc. Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Americas	$1,088	$384	$2,837	$788
Europe, Middle East and Africa	745	51	2,424	653
Asia Pacific	(28)	572	19	1,088
	$1,805	$1,007	$5,280	$2,529

15.	SUBSEQUENT EVENTS

In October 2021 we released a new generation product, the BolaWrap 150. The BolaWrap 150 is electronically deployed and is more robust, smaller, lighter and simpler to deploy than the BolaWrap 100 that is being phased out.

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

Overview

We are a global public safety technology and services company organized in March 2016 delivering modern policing solutions to law enforcement and security personnel. We began product sales of our first public safety product, the BolaWrap 100 remote restraint device, in late 2018. In October 2021 we released a new generation product, the BolaWrap 150. The BolaWrap 150 is electronically deployed and is more robust, smaller, lighter and simpler to deploy than the BolaWrap 100 that is being phased out.

The immediate addressable domestic market for our solutions consists of approximately 900,000 full-time sworn law enforcement officers at over 15,300 federal, state and local law enforcement agencies and over 12 million police officers in over 100 countries we are targeting globally. We are also exploring other domestic markets, including military and private security. Our international focus is on countries with the largest police forces. The 100 largest international police agencies are estimated to have over 12.1 million law enforcement personnel. According to Statistics MRC, a market research consulting firm, we participate in a segment of the non-lethal products global market expected to grow to $11.85 billion by 2023.

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

In addition to the United States domestic law enforcement market, we have shipped our restraint products to 50 countries. We have established an active distributor network with 14 domestic distributors representing all 50 states and Puerto Rico. We have distribution agreements with 47 international distributors. We focus significant sales, training and business development efforts to support our distribution network.

We focus significant resources on research and development innovations and continue to enhance our products and plan to introduce new products. We believe we have established a strong branding and market presence globally and have established significant competitive advantages in our markets.

Business Outlook and Challenges

Our products and solutions continue to gain worldwide awareness and recognition through social media, media exposure, trade shows, product demonstrations and word of mouth as a result of positive responses from agencies and early adoption and deployment success. We believe Wrap is gaining traction as a recognized global brand, with innovative technology and an initial product foundation achieved through aggressive marketing and public relations. We believe that we have strong market opportunities for our remote restraint solution throughout the world in the law enforcement and security sectors as a result of increasing demands for less lethal policing and increasing threats posed by non-compliant subjects.

During the first nine months of 2021 the Company received an increased number of field reports of successful BolaWrap usage from law enforcement agencies. Many agencies consider BolaWrap as a very low level, or non-reportable, use of force option and, accordingly, many uses are not reported to us. Others are considered evidence and are also not shared. Some law enforcement agencies have shared bodycam footage of their field uses, some of which we are allowed to use in our marketing activities. We believe increased reports of avoiding escalation will help grow revenues in the future.

We grew our business in the first nine months of 2021 with revenues increasing 109% from the first nine months of 2020. Third quarter revenues increased 79% over the prior year and we continue to expand our business, both domestically and internationally, through direct and distributor sales. We have a robust and growing pipeline of market opportunities for our restraint product offering and training services within the law enforcement, military and homeland security business sectors domestically and internationally. Social trends demanding more compassionate and safe policing practices are expected to continue to drive our global business. We are pursuing large business prospects internationally and also pursuing business with large police agencies in the U.S. It is difficult to anticipate how long it will take to close these opportunities, or if they will ultimately come to fruition especially given the uncertainty of COVID-19 and social unrest, as discussed below.

To support our increased sales and distribution activities we have developed and offer robust training and class materials that certify law enforcement officers and trainers as BolaWrap instructors in the use and limitations of the BolaWrap in conjunction with modern policing tactics for de-escalation of encounters. We believe that law enforcement trainers and officers that have seen demonstrations or have been trained about our products are more supportive of their department’s purchase and deployment of product. As of September 30, 2021 over 940 agencies have received BolaWrap training with over 3,250 training officers at those agencies certified as BolaWrap instructors and qualified to train the rest of their departments. This represents a 113% increase in agencies and a 140% increase in training officers compared to December 31, 2020.

With the acquisition of the NSENA, Inc. ("NSENA") business in December 2020 and rebranding of the NSENA business as Wrap Reality, we have continued to market our virtual reality system while working to integrate previous scenarios into a robust platform employing BolaWrap and additional de-escalation techniques into new Wrap Reality scenarios. We also seek to enhance the Wrap Reality experience through software and platform innovation. We plan to increase marketing activities for our virtual reality solution as our platform enhancements are introduced to market.

At September 30, 2021 we had backlog of approximately $63 expected to be delivered in the next twelve months. We had deferred revenue of $240 expected to be recognized generally over the next five years. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation, in the normal course of business.

During the second quarter of 2021, we began to wind down our production line for the BolaWrap 100 product line and in the third quarter completed a shift to a new production process for the next generation BolaWrap 150 product that required new tooling, new production equipment and processes and additional licensing. We recorded $747 of product line exit costs related to this change in production activities in the second quarter.

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

Impact of COVID-19 and Social Unrest on our Business

We continue to face significant challenges in operating and growing our business related to the global impact of the novel coronavirus (“COVID-19”). COVID-19 impact includes continued travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders, shutdowns and slowdowns of certain businesses around the world and impacts on supply chains and logistics. The COVID-19 pandemic has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and many countries abroad. As part of intensifying efforts to contain the spread of COVID-19, many companies and state, local and foreign governments continue to impose restrictions, including shelter-in-place orders and travel bans. While some of these companies and jurisdictions have started to relax such restrictions, in some cases, the restrictions are put back in place after having been lifted. These factors negatively impacted our operations and results of operations for 2020 and the first nine months of 2021. We expect that the evolving COVID-19 pandemic, associated travel restrictions and social distancing requirements, especially international, may continue to have an adverse impact on our results of operations. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business and results of operations, including our revenues, earnings and cash flows from operations, will be adversely impacted for at least the balance of 2021, including as a result of:

●	Delays in our ability to travel and train, especially internationally;
●	Greater funding challenges for our customer base, which may adversely affect timing of anticipated contracts and new customer sales;
●	Disruption to our supply chain caused by distribution and other logistical issues, which may further delay our ability to deliver product to customers beyond 2021; and
●	Potential decrease in productivity of our employees or those of our customers or suppliers due to travel bans or restrictions, work-from-home or shelter-in-place policies and orders.

We also may be adversely affected by continued social unrest, protests against racial inequality, protests against police brutality and movements such as “Defund the Police”. These events may directly or indirectly affect police agency budgets and funding available to current and potential customers. Participants in these events may also attempt to create the perception that our solutions are contributing to the perceived problems or ineffective as a solution, which may adversely affect us, our business and results of operations, including our revenues, earnings and cash flows from operations.

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
●

our ability to continue to sell and deliver our products and services, including as a result of travel restrictions, logistic and supply chain challenges, people working from home, or restrictions on access to our potential customers;

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

Exit Expense. Our product line exit expense included estimates of end of product life raw material write offs, costs of noncancelable raw material purchase orders and retirement of unamortized production tooling costs. We make these estimates based on current production plans and these judgments and estimates have an impact on our financial statements.

Accrued Expense. We establish a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. This reserve requires us to make estimates regarding the amount and costs of warranty repairs we expect to make over a period of time. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs, and anticipated rates of warranty claims. We have very limited history to make such estimates and warranty estimates have an impact on our financial statements. Warranty expense is recorded in cost of revenues. We evaluate the adequacy of this reserve each reporting period.

We use the recognition criteria of ASC 450-20, “Loss Contingencies” to estimate the amount of bonuses when it becomes probable a bonus liability will be incurred and we recognize expense ratably over the service period. We accrue bonus expense each quarter based on estimated year-end results, and then adjust the actual in the fourth quarter based on our final results compared to targets.

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Other than the planned production change requiring a new estimate of exit expense, there were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the period ended September 30, 2021.

Segment and Related Information

The Company operates as a single segment. The Company’s chief operating decision maker is its Chief Executive Officer, who manages operations for purposes of allocating resources. Refer to Note 14, Major Customers and Related Information, in our financial statements for further discussion.

Operating Expenses

Our operating expenses include (i) selling, general and administrative expense, (ii) research and development expense, and in the most recent fiscal quarter, (iii) product line exit expense. Research and development expense is comprised of the costs incurred in performing research and development activities and developing production on our behalf, including compensation and consulting, design and prototype costs, contract services, patent costs and other outside expense. The scope and magnitude of our future research and development expense is difficult to predict at this time and will depend on elections made regarding research projects, staffing levels and outside consulting and contract costs. The future level of selling, general and administrative expense will be dependent on staffing levels, elections regarding expenditures on sales, marketing and customer training, the use of outside resources, public company and regulatory expense, and other factors, some of which are outside of our control. We do not expect any significant further material restructuring and other costs.

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

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Report.

	Three Months Ended September 30,		Change
	2021	2020	$	%
Revenues:
Product sales	$1,719	$988	$731	74%
Other revenue	86	19	67	353%
Total revenues	1,805	1,007	798	79%
Cost of revenues:
Products and services	1,094	688	406	59%
Product line exit expense	-	-	-	-
Total cost of revenues	1,094	688	406	59%
Gross profit (loss)	711	319	392	123%

Operating expenses:
Selling, general and administrative	4,654	3,255	1,399	43%
Research and development	2,076	927	1,149	124%
Total operating expenses	6,730	4,182	2,548	61%
Loss from operations	$(6,019)	$(3,863)	$(2,156)	56%

Revenue

We reported revenue of $1,805 for the three months ended September 30, 2021 as compared to $1,007 for the quarter ended September 30, 2020, a 79% increase over the prior year. We believe our sales during the third quarter of 2021 were negatively impacted by the COVID-19 pandemic as we were limited in our ability to make product demonstrations and conduct training primarily internationally. We also believe some customers delayed purchase decisions during the quarter in anticipation of the introduction of our second generation product, the BolaWrap 150.

We incurred product promotional costs of $183 during the three months ended September 30, 2021 related primarily to the cost of demonstration and training products and accessories delivered to law enforcement agencies that were expensed as marketing costs. A total of $261 of such product marketing costs were incurred during the three months ended September 30, 2020. While we continue broad training activities our increased number of successful field uses and brand awareness reduces the need for demonstration product.

We had $240 of deferred revenue at September 30, 2021, of which $152 related to virtual reality training and $88 related to BolaWrap extended warranties and training services.

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

At September 30, 2021, we had backlog of $63 expected to be delivered in the next twelve months. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instance’s cancellation in the normal course of business. Since we generally ship domestic product from inventory shortly after order period backlog generally varies depending on larger foreign orders.

Gross Profit

Our cost of revenue for the three months ended September 30, 2021 was $1,094 resulting in a gross margin of 39%. The gross margin for the three months ended September 30, 2020 was 32%.

Due to our limited history of revenue historical margins may not be indicative of future margins. During the third quarter ended September 30, 2021, we began production of our new generation BolaWrap 150 product with different material inputs and manufacturing processes such that historical margins may not be indicative of future margins. We expect that the BolaWrap 150, after a startup period, will have higher margins than historical production. Our margins also vary based on the sales channels through which our products are sold and product mix. Currently, our cassettes have lower margins than BolaWrap devices. We implement product updates and revisions, including raw material and component changes that may impact product costs. With such product updates and revisions, we have limited warranty cost experience and estimated future warranty costs can impact our gross margins.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense for the three months ended September 30, 2021 increased by $1,399 when compared to the three months ended September 30, 2020.

The largest driver of this increase was related to an increase of $624 in share-based compensation, related to incentives for management and employees.

Other SG&A expense increases included a $607 increase in cash compensation, recruiting and consultancy costs resulting from planned growth in personnel over the prior year and a $136 increase in public company related expense. In addition, our travel costs related to sales, demonstrations and training increased by $88 as a result of increased travel by sales and training personnel. In the third quarter of 2020, we had virtually no travel expense due to the COVID-19 pandemic and the various travel restrictions that were in place. Despite the growth in the third quarter of 2021, we are still well below historical norms for our travel expense but expect travel expense to increase as international travel restrictions ease.

The increase in SG&A expense was partially offset by a $296 decrease in advertising and promotional product expense resulting from reduced demonstration product costs and a planned shift in production efforts to a new generation product.

Research and Development Expense

Research and development expense increased by $1,149 for the three months ended September 30, 2021, compared to the comparable three-month period in fiscal 2020. We incurred a $132 period over period increase in non-cash share-based compensation expense allocated to research and development expense as a result of new award grants to new personnel and vesting timing. The increase in costs during the three months ended September 30, 2021 compared to the prior year included a $301 increase in cash compensation costs resulting from an increase in headcount primarily associated with product development. Outside consulting costs increased by $417 for the three months ended September 30, 2021, primarily due to costs related to the development of our next generation BolaWrap 150 product, initiatives to develop new products and increased development of virtual reality software. Prototype related costs for three months ended September 30, 2021 were $251 comparable to $274 for the prior comparable three-month period. We expect our research and development costs to increase in the future as we add staff and expand our research initiatives in response to market opportunities.

Net Loss

Loss from operations during the three months ended September 30, 2021 increased by $2,156 compared to the three months ended September 30, 2020, resulting, primarily, from increased share-based compensation and increased operating costs due to increased personnel, public company costs, research and development efforts and supporting activities.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Report.

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Revenues:
Product sales	$4,997	$2,486	$2,511	101%
Other revenue	283	43	240	558%
Total revenues	5,280	2,529	2,751	109%
Cost of revenues:
Products and services	3,276	1,659	1,617	97%
Product line exit expense	747	-	747	-
Total cost of revenues	4,023	1,659	2,364	142%
Gross profit (loss)	1,257	870	387	44%

Operating expenses:
Selling, general and administrative	16,210	7,933	8,277	104%
Research and development	4,303	2,038	2,265	111%
Total operating expenses	20,513	9,971	10,542	106%
Loss from operations	$(19,256)	$(9,101)	$(10,155)	112%

Revenue

We reported revenue of $5,280 for the nine months ended September 30, 2021 as compared to $2,529 for the nine months ended September 30, 2020, a 109% increase over the prior year. We believe our sales during the first nine months of 2021 were negatively impacted by the COVID-19 pandemic as we were limited in our ability to make product demonstrations and conduct training primarily internationally. We also believe some customers delayed purchase decisions during the third quarter in anticipation of the second generation product, the BolaWrap 150.

We incurred product promotional costs of $862 during the nine months ended September 30, 2021 related primarily to the cost of demonstration and training products and accessories delivered to law enforcement agencies that were expensed as marketing costs. A total of $575 of such product marketing costs were incurred during the nine months ended September 30, 2020. We are responding to increased demand for training as a result of expanded product and brand awareness and increased successful field use by agencies.

We had $240 of deferred revenue at September 30, 2021, of which $152 related to virtual reality training and $88 related to BolaWrap extended warranties and training services.

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

Gross Profit

Our cost of revenue for the nine months ended September 30, 2021 was $4,023 and included $747 of restructuring inventory charge. Excluding this non-cash $747 charge, the gross margin for the nine months ended September 30, 2021 was 38%. The gross margin for the nine months ended September 30, 2020 was 34%. During the third quarter ended September 30, 2021, we began production of our new generation BolaWrap 150 product with different material inputs and manufacturing processes such that historical margins may not be indicative of future margins. We have limited warranty cost experience and estimated future warranty costs can impact our gross margins.

Selling, General and Administrative Expense

SG&A expense for the nine months ended September 30, 2021 increased by $8,277 compared to the nine months ended September 30, 2020.

The largest driver of this increase was related to an increase of $2,329 in share-based compensation, of which $1,397 was for director compensation. The remaining $932 was incentive for management and employees.

We continue to invest in our marketing and promotion, which augments the media attention we receive from external sources, such as news broadcasts. During the first nine months of 2021, we incurred increases of $407 related to public relations initiatives and $62 related to advertising and promotional products.

For the first nine months of 2021, our public reporting expense increased by $1,467. This includes shareholder activism costs of $818 in connection with actions by a former executive officer/shareholder seeking changes in the composition of our Board of Directors and candidates to stand for election at the 2021 Annual Shareholders’ Meeting, changes to the Executive Chairman position as well as other related matters. There were no comparable costs in 2020. This matter was settled in March 2021 and we do not expect significant additional costs during the rest of 2021.

Other SG&A expense increases included a $2,920 increase in cash compensation, recruiting and consultancy costs resulting from our planned growth in personnel over the prior year. In addition, our travel costs related to sales, demonstrations and training increased by $339 as a result of increased travel by sales and training personnel. In the second and third quarters of 2020, we had virtually no travel due to the COVID-19 pandemic and the various travel restrictions that were in place. Despite the growth in 2021 to date, we are still well below historical norms for our travel expense but expect travel expense to increase as international travel restrictions ease.

Research and Development Expense

Research and development expense increased by $2,265 for the nine months ended September 30, 2021, compared to the comparable nine-month period in fiscal 2020. We incurred a $419 period over period increase in non-cash share-based compensation expense allocated to research and development expense as a result of new award grants to new personnel and vesting timing. The increase in costs during the nine months ended September 30, 2021 compared to the prior year included a $636 increase in cash compensation costs resulting from an increase in headcount primarily associated with product development. Outside consulting costs increased by $917 for the nine months ended September 30, 2021, primarily due to costs related to a new generation BolaWrap product, initiatives to develop new products and increased development of virtual reality scenarios. The increase in research and development expense is partially offset by the decrease of $66 relating to prototype related costs for nine months ended September 30, 2021, compared to the comparable period in 2020. We expect our research and development costs to increase in the future as we add staff and expand our research initiatives in response to market opportunities.

Net Loss

The $19,256 loss from operations during the nine months ended September 30, 2021 increased by $10,155 compared to the nine months ended September 30, 2020, resulting, primarily, from increased share-based compensation and increased operating costs due to increased personnel, marketing and selling, public company costs and supporting activities. We also incurred a one-time non-cash product line exit expense of $747 during the period that we do not expect to recur.

Liquidity and Capital Resources

Overview

We have experienced net losses and negative cash flows from operations since our inception. As of September 30, 2021, we had cash and cash equivalents of $9,858, short-term investments of $30,004, positive working capital of $42,869 and had sustained cumulative losses attributable to stockholders of $44,530. We believe that our cash on hand and short-term investments will sustain our operations for at least the next twelve months from the date of this Report.

During the nine months ended September 30, 2021 we received $13,726 of proceeds from the exercise of previously issued stock purchase warrants and from the exercise of stock options.

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

Cash Flow

Operating Activities

During the nine months ended September 30, 2021, net cash used in operating activities was $13,729. The net loss of $19,220 was decreased by non-cash expense of $5,879 consisting primarily of share-based compensation expense of $4,310, restructuring inventory charges of $747, depreciation and amortization expense of $336 and shares issued for services of $239. Other major component changes using operating cash included an increase of $1,414 in accounts receivable and an increase in inventories of $160. An increase of $773 in accounts payable and accrued expense and an increase of $224 in deferred revenue reduced the cash used in operating activities.

During the nine months ended September 30, 2020, net cash used in operating activities was $7,693. The net loss of $9,024 was decreased by non-cash expense of $1,771 consisting primarily of stock-based compensation expense of $1,563. Other major component changes using operating cash included an increase of $985 in accounts receivable, a $216 decrease in customer deposits and a $50 increase in prepaid expense and other current assets. A decrease of $294 in inventories and an increase of $610 in accounts payable and accrued liabilities reduced the cash used in operating activities.

Investing Activities

During the nine months ended September 30, 2021, we used $30,014 of cash to purchase short-term investments and we had proceeds from maturities of short-term investments of $25,000. We purchased $25,000 of short-term investments during the nine months ended September 30, 2020.

We used $811 and $202 of cash for the purchase of property and equipment during the nine months ended September 30, 2021 and 2020, respectively. We invested $129 and $101 in patents during the nine months ended September 30, 2021 and 2020, respectively.

Financing Activities

During the nine months ended September 30, 2021, we received $12,048 from previously issued stock purchase warrants and $1,678 in proceeds from the exercise of previously issued stock options, and repaid $275 in debt relating to the acquisition of NSENA in December 2020.

During the nine months ended September 30, 2020 we received $11,667 of net proceeds resulting from the consummation of a registered offering of our Common Stock in June 2020, and obtained $24,029 of net proceeds from the exercise of previously issued warrants and stock options. We also obtained $414 in proceeds from a U.S. Small Business Administration Promissory Note pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act during the period.

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

We are committed to aggregate lease payments on our facility lease of $24 in 2021 and $58 in 2022.

At September 30, 2021 the Company was committed for approximately $713 for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended September 30, 2021, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, as of September 30, 2021 we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

Other Legal Proceeding Information

We may become subject to other legal proceedings, as well as demands and claims that arise in the normal course of our business, including claims of alleged infringement of third-party patents and other intellectual property rights, breach of contract, employment law violations, and other matters and matters involving requests for information from us or our customers under federal or state law. Such claims, even if not meritorious, could result in the expenditure of significant financial and management resources. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. At September 30, 2021 we had no provision for liability under existing litigation.

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

Item 1A. Risk Factors

Except as set forth below, management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2020.  In addition to the following risk factors and other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2020 and subsequent reports filed pursuant to the Exchange Act which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. The risks described in the Annual Report on Form 10-K and subsequent reports filed pursuant to the Exchange Act are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on our business, financial condition, and results of operations.

We may experience difficulties in integrating and transitioning from the BolaWrap 100 to the BolaWrap 150.

The success of the Company's new product, the BolaWrap 150, depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, the Company’s ability to manage the risks associated with new product production ramp-up issues, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies in the early stages of introduction.

The continued spread of COVID-19 and uncertain market conditions may adversely affect our business, financial condition and results of operations.

The Company’s business, operating results and financial condition could continue to be adversely affected due to the COVID-19 pandemic. The extent to which the COVID-19 continues to impact our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. Any losses or damages we incur could have a material adverse effect on our financial results and our ability to conduct business as expected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered securities were issued during the three months ended September 30, 2021 that were not previously reported.

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

Extensible Business Reporting Language (XBRL) Exhibits*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

* Filed concurrently herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 28, 2021	WRAP TECHNOLOGIES, INC. By: /s/ JAMES A. BARNES James A. Barnes Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)