Form 10-K
period 2021-12-31
WRAP TECHNOLOGIES, INC.
filed 2022-03-10
CIK 1702924

UNITED STATES SECURITIES

AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

Commission File Number: 000-55838

Wrap Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0551945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1817 W 4th Street

Tempe, Arizona 85281

(Address of principal executive offices) (Zip Code)

(800) 583-2652

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	WRAP	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $206,057,335 based on the closing price as reported on the Nasdaq Capital Market (“Nasdaq”). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 40,939,371 shares of common stock, par value $0.0001 per share, as of March 9, 2022.

Documents Incorporated by Reference

The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to portions of the registrant’s definitive proxy statement with respect to its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2021, pursuant to Regulation 14A.

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

Use of Market and Industry Data

This Annual Report includes market and industry data that we have obtained from third party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, references in this Annual Report to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Annual Report.

Forecasts and other forward-looking information obtained from these sources involve risks and uncertainties and are subject to change based on various factors, including those discussed in sections entitled “Forward-Looking Statements,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

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

BolaWrap 150 Remote Restraint Device	BolaWrap 150 Remote Restraint Device and Cassette

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

The immediate addressable domestic market for our solutions consists of approximately 900,000 full-time sworn law enforcement officers at over 15,300 federal, state and local law enforcement agencies in the United States. We are also exploring other domestic markets, including military and private security. Our international focus is on countries with the largest police forces. The 100 largest international police agencies are estimated to have over 12.1 million law enforcement personnel. According to 360iResearch, a market research firm, we participate in a segment of the non-lethal products global market expected to grow to $16.1 billion by 2027.

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

Wrap Reality – is a law enforcement training system utilizing immersive computer graphics virtual reality with proprietary software-enabled content. It allows up to two participants to enter a simulated training environment simultaneously, and customized weapons controllers enable trainees to engage in strategic decision making along the force continuum.

In addition to the United States law enforcement market, we have shipped our restraint products to 51 countries. We have established an active distributor network with 12 domestic distributors representing 49 states and one dealer representing Puerto Rico. We have distribution agreements with 47 international distributors covering 54 countries. We focus significant sales, training and business development efforts to support our distribution network.

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

A number of well-publicized national events, such as the death of George Floyd, the protesting thereafter, the Capitol riots and other publicized encounters and events throughout 2020 and 2021, have highlighted some of the challenges of modern policing and emphasized the need for more hands-off, less-lethal engagements and new approaches for more extensive officer training. Police reform and reorganization of police departments have now become a topic with heightened community focus and public engagement. We believe these events are garnering additional government funding and community support for new law enforcement solutions and more focused training. In conversations with industry leading organizations such as the Major City Chiefs Association ("MCCA"), International Association of Chiefs of Police ("IACP"), and others, police reform is a priority and area of focus in the Biden-Harris administration.

Currently, law enforcement agencies authorize a continuum of force options ranging from verbal commands to lethal force. Studies have concluded that most police officers never deploy lethal force in the course of their careers. Although a majority of law enforcement officers around the world are armed with firearms, only a small percentage will actually ever use them. Officers, however, use less-lethal force on a regular basis. Traditional tactics such as using a control hold, baton, club, or combat to control a suspect may result not only in a risk of injury to the suspect, but also a risk that the officer will be injured. Other force options including chemical spray, impact munitions and CEWs, not only risk injury, but are often controversial. Each weapon available to law enforcement has distinct advantages and disadvantages, and we believe law enforcement agencies require a variety of different tools for different situations.

We believe BolaWrap is a necessary tool to meet modern policing requirements when individuals do not respond to verbal commands. At the same time, the public is demanding less-lethal policing. This is even more apparent in police interactions with persons in crisis and the mentally ill. According to a report by The State of Mental Health in America, 2018, published by The Mental Health America an estimated 40 million adults in the U.S. suffer from mental health issues. And, in a 2015 report on The Role of Mental Illness in Fatal Law Enforcement Encounters, the Treatment Advocacy Center: Office of Research & Public Affairs, 7.9 million individuals have severe mental illness that affect their thinking and behavior. Amounting to somewhat fewer than four in every 100 adults in America, individuals with severe mental illness generate no less than one in ten calls for police service and occupy at least one in five prison and jail beds in the U.S. An estimated one in three individuals transported to hospital emergency rooms in psychiatric crisis are taken there by police. BolaWrap enables officers to more safely and humanely take subjects into custody without injury to get them the help they need. BolaWrap restraint of individuals at a distance may offer reduced frequency of deployment of other control techniques, including CEWs, especially in encounters with the mentally ill.

Litigation and insurance costs involving use of force for law enforcement agencies can be significant, with settlements in the millions of dollars for many departments. Reducing the frequency of need for other use of force tools and the number of injuries and fatalities caused by law enforcement officers may reduce the number of legal cases filed against agencies for excessive use of force, wrongful death and injury.

We believe BolaWrap increases goodwill between public safety agencies and their communities. Community relations considerations can be particularly important at a time when almost any interaction with public safety officers can be recorded and scrutinized by the media and the public.

The industry response to BolaWrap confirms the need to fill a gap between verbal commands and pain inducing compliance tools. During 2021 dozens of agency released body or dash camera videos from actual police uses which demonstrated the utility of BolaWrap to safely detain persons often for transport for medical help. Our goal is to equip every public safety officer with the BolaWrap remote restraint solution.

Markets

We participate in the global non-lethal market that, according to the January 2022 report by 360iResearch, was estimated to be $8.3 billion in 2020, $9 billion in 2021 and expected to grow to $16.1 billion in 2027. The following segments are our target markets:

Domestic and International Law Enforcement

Federal, state and local law enforcement agencies in the United States currently represent the primary target market for our products and services. According to the FBI’s Criminal Justice Information Services Division in 2018 there were over 800,000 local and state full-time law enforcement officers in the U.S. In October 2019, the U.S. Department of Justice reported that based on 2016 data, there were over 100,000 full-time federal officers primarily providing police protection, and over 15,300 general purpose law enforcement agencies in the U.S.

Federal officers include over 37,000 customs and border patrol officers. We believe our product line can be an effective tool to safely assist in detention of individuals subject to the agency’s jurisdiction. The BolaWrap offers an additional tool for frontline agents to de-escalate encounters while effecting agent responsibilities.

Additionally, we have estimated an addressable international market of over 12.1 million police officers in the 100 largest police forces gathered from individual country statistics outside the U.S. We delivered our first international order in 2018 and in 2019 entered into agreements with our first international distributors. Through December 31, 2021, we have delivered BolaWrap products to 51 countries, with international revenues during 2021 representing 60% of total revenues. We currently anticipate that sales attributable to international markets will continue to represent significant sales in the fiscal year ending December 31, 2022. Our belief is based on the fact that sales of our products within the U.S. to larger agencies are characterized by longer sales cycles compared to international sales, where purchase decisions are largely centralized at the national level.

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

Virtual Reality Training Market

According to a 2019 report published by Allied Market Research, the virtual training and simulation market size was valued at $204.41 billion in 2019 and is projected to grow to $601.85 billion by 2027. We believe virtual reality and simulation will expand in many nascent industries including law enforcement. Although a relatively small segment today, law enforcement and military are important segments of this market and the rise in awareness regarding virtual training and simulation drives market growth. Technology innovations now allow virtual reality to bring real world situations into the virtual space in a 360-degree immersion.

Wrap Products and Services

BolaWrap Remote Restraint

The BolaWrap 100 was our first remote restraint product, with the BolaWrap 150 (collectively with the BolaWrap 100, the "BolaWrap") released in October 2021. The BolaWrap 150 is electronically deployed and is more robust, smaller, lighter and simpler to deploy than the BolaWrap 100 that is being phased out. BolaWrap is a hand-held remote restraint device that discharges an eight-foot Kevlar tether to entangle an individual at a range of 10-25 feet. Inspired by law enforcement professionals, the device allows law enforcement to safely and effectively control encounters on the low end of the applied-force continuum.

The BolaWrap functions by wrapping an individual’s arms and/or legs, impeding a subject from fleeing a scene, rapidly approaching an officer, or inducing harm to themselves or others. This device enables officers to safely and humanely help take subjects into custody without injury in order to get them the help they need.

The small, light, but rugged BolaWrap is designed to provide remote restraint while other use of force continuum options remain open. The design of the device ensures a wide device-effectiveness zone; it will impede a subject’s movement when deployed at the arms or legs. A guiding laser ensures accurate placement of the Kevlar tether, mitigating the risk of injury to subject and officer by quickly ending an encounter. Quick ejection and rapid replacement of BolaWrap cassettes allows one device to be reused in a single encounter or in multiple encounters.

There are limited effective options for remote engagement, so when verbal commands are ignored, law enforcement is faced with either going “hands on” or escalating to potentially injurious less-lethal forces or a firearm. The BolaWrap has shown to be effective in restraining individuals, hindering the flight ability and reducing the ability to fight, allowing effective officer action. We believe our tool is essential to meet modern policing requirements in working with subjects who are incapable of responding to verbal commands. With increased public attention paid to mental illness and implicit bias, there has also been increased agency demand for an effective non-lethal tool that does not rely on pain compliance. We believe our device minimizes the need to employ other uses of force, including hand-to-hand combat and other less-lethal weapons.

The BolaWrap does not rely on pain to gain compliance or electricity-enabled neuromuscular incapacitation for effectiveness. The wrapping effect is intended to impede flight while not inducing uncontrolled falls or injury. There is no issue of recovery time, as is the case with CEW, impact munitions or chemical devices. Other less-lethal weapons relying on “pain compliance” have been shown to have an adverse effect, sometimes causing an incident to escalate into one causing injury to both subjects and officers.

We spend significant resources training law enforcement on the safe and effective use of the BolaWrap in conjunction with de-escalation and apprehension techniques. However, like any restraining action, injuries may result from the use of BolaWrap or as a consequence of its use. Our training includes primary use cases that fall into the three broad categories routinely encountered by law enforcement and security personnel:

●

To remotely restrain and limit the mobility of an individual who is experiencing a mental health crisis, narcotics-induced psychosis, or other crisis condition rendering them incapable of responding to law enforcement’s verbal commands but that presents a danger to law enforcement, the public or themselves if not restrained;

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

Reports from dozens of field deployments by law enforcement agencies during 2020 and 2021, on stationary as well as moving targets, have been encouraging and we expect additional use data in 2022. A field deployment is generally considered ‘successful’ by law enforcement agencies if compliance is achieved, and no additional force is required after the BolaWrap is exposed or used. Agencies have reported achieving compliance by utilizing the BolaWrap in the following ways:

●	By pointing the BolaWrap’s line dot laser at the suspect in conjunction with verbal commands
●	Via the sound emitted by the BolaWrap upon deployment
●	Through the impact and/or restraint of the Kevlar cord around the suspect
●	When used in conjunction with other less-lethal tools

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

BolaWrap 150

We announced a new generation BolaWrap 150 device in October 2021 and discontinued production of the legacy product, the BolaWrap 100. The BolaWrap 100 used removable cartridges, and we plan to continue to provide cartridges to customers as long as they are available; however, we have no plans to produce new cartridges. The BolaWrap 150 employs cassettes that are custom to the device and not interchangeable between models.

Since the October announcement of the BolaWrap 150, we have been developing a more automated supply chain in the production, quality control, and testing lines necessary to support the volume of production anticipated for the BolaWrap 150. We continue to make product improvements based on internal testing and field experience.

We believe the improved, fully electronic BolaWrap 150 offers important benefits, including:

●	Modern electronic deployment
●	Smaller size and less weight
●	Reduced production costs
●	LED status indicator for ease of operation
●	Long laser battery life
●	LED target illumination to improve accuracy
●	Hardened plastic for increased durability
●	Enhanced water resistance for harsh environments

The BolaWrap 150 employs two micro-gas generators to individually expel each entangling projectile. Micro-gas generators are micro explosive parts used in a variety of industrial products, including automobile airbags.

We are unable to predict the market acceptance of the BolaWrap 150 product or the level of future sales. We believe we can grow orders and shipments during 2022. We plan to extend the product line with additional models and features in the future. However, there can be no assurance of the timing or quantity of orders or sales in future periods. See “Risk Factors” included below in this Annual Report for additional information regarding risks and uncertainties associated with our business.

Wrap Reality

During 2019, we partnered with an independent technology company to scope and configure a virtual reality system with training scenarios. We demonstrated the virtual reality system and training scenarios during two large trade shows in October and November 2019. In December 2020 we acquired NSENA Inc. (“NSENA”), a developer and provider of a law enforcement training system employing immersive computer graphics virtual reality with proprietary software-enabled content. The NSENA system leveraged high-quality enterprise head-mounted devices ("HMDs") and a high-GPU gaming personal computer to power proprietary software. We have rebranded the system, software and business as Wrap Reality Virtual Training, and believe our content library containing over 35 training scenarios is one of the largest available targeting law enforcement. Wrap Reality’s scenarios were developed by and for police officers, and cover a wide array of skills and scenarios including de-escalation, conflict resolution, and all levels of use-of-force.

Wrap Reality Virtual Training takes advantage of the most advanced virtual reality hardware available. The Wrap Reality system allows up to two participants to enter the simulated training environment simultaneously, and customized weapons controllers enable trainees to engage in strategic decision making along the force continuum.

In August 2021, we announced the development of a new expanded Wrap Reality Virtual Training platform powered by, and developed through, a collaboration with Amazon Web Services ("AWS") using AWS GovCloud (US). The new platform combines our advanced law enforcement simulator with secure cloud services to automatically track training progress and provide the ability to replay recorded training sessions. By embedding AWS storage services, we offer a fully-integrated training and training record management solution targeting agencies of all sizes. We believe these agencies have limited choices to meet the growing public safety training demands. This next generation platform is in beta testing and we expect to formally release the new platform by mid-2022.

While we are marketing and selling the Wrap Reality Virtual Training system, we continue to upgrade existing scenarios and develop de-escalation techniques into new scenarios. We also seek to enhance the Wrap Reality experience through continued software and platform innovation. The expanded platform developed with AWS is expected to enhance the scope of our offering to law enforcement customers.

Selling, Marketing and Training

Our sales, marketing and training organizations work together closely to drive revenue growth by enhancing market awareness of our solutions, generating leads, building a strong sales pipeline and cultivating customer and distributor relationships.

Sales

Law enforcement agencies represent our primary target market. In this market, we expect that the decision to purchase BolaWrap product and accessories will normally be made by a group of people including the agency head, his/her training staff, and use of force and weapons experts. The decision sometimes involves political decision-makers, such as city council members and various committees. Although we expect the decision-making process for a remote restraint device will be less complicated than for other less-lethal products such as CEWs, the process may take as little as a few weeks or as long as a year or more partially due to budgeting reasons and other distractions of agencies. For instance, during the summer of 2020, the U.S. had a significant number of protests in many major cities, which took agency time away from proactive planning actions.

We utilize demonstrations as a primary sales step with demonstrations scheduled from the over 12,000 law enforcement leads created by our marketing activities since 2018. Demonstrations are generally followed by sales activities or delivery of product for test and evaluation and training with appropriate selected agencies. Some of these deliveries are paid sales and some are issued as an incentive, with the goal and expectation of larger future sales of devices and cartridges/cassettes. We have demonstrated our products to more than 1,000 agencies and are achieving significant brand awareness among law enforcement. We and our distributors seek, when possible, to convert demonstration and training deliveries to sales or after a trial period to have the devices returned for use as further demonstration or training devices. We consider training as an integral element of our sales and marketing approach and believe that departments that have trained instructors to be knowledgeable about our product will be more likely to purchase devices. We provide our product training as a service to agencies; however, training may be fee-based in the future.

Initial sales in 2018 and early 2019 were made by our executive and sales employees. In June 2019, we implemented a channel distribution strategy in which we sell our products to existing independent regional police equipment distributors who then sell to local law enforcement agencies. We are focusing our internal sales, sales support and business development resources on building relationships with large agencies and actively supporting distributors. Our sales force is currently comprised of 19 professionals. This team includes sales and business development personnel primarily in the field working directly with agencies, distributors and their customers and persons providing sales support including supporting demonstration and training contractors. In addition to full-time sales, sales support and business development personnel from time to time we utilize part-time consultants with law enforcement or government agency expertise to support our sales and marketing activities. Our 12 domestic distributors have an estimated 120 sales representatives that represent BolaWrap primarily to smaller agencies.

We currently have distribution agreements with 12 domestic distributors representing 49 states and one dealer representing Puerto Rico. These nonexclusive and cancelable agreements provide certain territorial rights to distributors but allow us to sell direct to certain agencies under certain terms.

We have distribution agreements with 47 international distributors covering 54 countries. These agreements are generally exclusive, require minimum performance and allow us to sell direct to customers subject to certain compensation. We focus significant sales and business development efforts to support our international distributors.

While management is focused on sales of Wrap Reality virtual reality systems, we are training our sales, distribution, demonstration, training and other staff and our distributors on our virtual reality training product to build awareness and grow sales. We are also seeking to partner with other organizations to enhance our virtual reality sales, marketing and technology. In 2021 we collaborated with the National Tactical Officers Association ("NTOA") to assist in creating virtual reality training scenarios responsive to the needs of their 40,000 members from specialties that include patrol, Tactical Emergency Medical Support ("TEMS"), crisis negotiations, canine, corrections, sniper, protective operations, explosives, command, tactical dispatchers, behavioral sciences and others. We work with other experts in law enforcement as part of our goal of making our virtual reality scenarios compliant with industry standards of engagement.

Marketing

Prospective customers learn about Wrap solutions through a variety of ways, including targeted social media, paid advertising, media, press releases, web site searches, sales calls and public relations. We have distributed agency body and dash camera videos demonstrating effective use of BolaWrap in a variety of policing encounters.

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

We work with risk management organizations serving law enforcement to educate on the benefits of BolaWrap remote restraint to reduce incidents and costs of escalation. In December 2021 the Arizona Municipal Risk Retention Pool (AMRRP) Board of Trustees voted funding to assist its 60 rural police agencies to procure BolaWrap devices for active-duty police officers. We are working with other similar entities to increase awareness of the BolaWrap solution.

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

Demonstration, Training and Support

The Company maintains a demonstration and training department as a part of its sales and marketing activities and does not charge for product demonstrations or training. Training is not a condition or requirement of sale as many sales are made through distributors to their end customers. The Company conducts local and regional in-person, webinar and on-line demonstrations and use of force and de-escalation training to support law enforcement agencies with no purchase requirement. Such training may occur before or after initial or subsequent purchase or field deployment of the Company’s products. The Company believes that law enforcement trainers and officers that have seen demonstrations or have been trained about its products are more supportive of their departments purchase and deployment of product.

Most law enforcement and corrections agencies will not purchase new use of force devices until a training program is in place to certify officers in their proper use. Generally, they also must adapt any new tools to their use of force policies and clear use with any relevant committees or review boards. We have developed and offer robust training and class materials that certify law enforcement officers and trainers as BolaWrap Instructors in the use and limitations of the BolaWrap solution.

Recognizing the need to provide robust training and sales support we launched the Wrap “Train the Trainer” program in October 2018. The program is designed such that our Master BolaWrap Instructors train local BolaWrap Instructors at local agencies who then train line officers in accordance with an agency’s policies.

BolaWrap Master Instructors are considered independent contractors and are required to have law enforcement training experience and be effective communicators. In order to be certified as a Master Instructor, candidates must complete a two-day Master Instructor school at our Tempe training facility, observe a Train the Trainer course and then be observed teaching a Train the Trainer Course. We have engaged 81 Master Instructors, residing in 30 states that have completed the two-day course allowing them to conduct Instructor Certification Training. In addition, we have nine Master Instructors who have been designated Senior Master Instructors qualified to assist with teaching and certifying other Master Instructors. Of these Senior Master Instructors, six also comprise our Training Advisory Board.

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

We employ a cloud-based software system, the Wrap Learning Management System, to schedule and organize training events, registration and training records. This software also hosts a Resource Library that distributors, purchasers and other interested parties are highly encouraged to utilize to educate themselves on BolaWrap use.

We have assembled a team of five experienced and well-known trainers from different regions across the U.S. that form the Wrap Training Academy Advisory Board. The Wrap Training Academy Advisory Board provides guidance to maintain a high-quality training program for Wrap products.

Since launching our ‘Train the Trainer’ program in October 2018, we now have at least one individual at over 1,000 U.S. police departments that has received formal training and over 3,000 officers are currently certified BolaWrap instructors qualified and certified to train line officers. We encourage training prior to use of the BolaWrap by individual departments but the nature and extent of training, if any, is at the discretion of each individual agency.

We also have two experienced trainers that install, demonstrate and provide training on our Wrap Reality platform and modules.

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

Our commercialization strategy focuses on the immediate addressable domestic market of approximately 900,000 full-time sworn officers in over 15,300 federal, state and local law enforcement agencies, and the 12.1 million plus police officers in the 100 largest police forces internationally. Our goal is to realize the potential of our entire suite of technology solutions targeting law enforcement and security personnel worldwide.

In 2022 we intend to continue operating with financial discipline in order to create value for our stockholders. We intend to continue the pursuit of domestic and international business opportunities with our network of well-established distributors and grow our revenues. We plan to develop improved and new products to our portfolio including products for use by security and related personnel. We also seek business initiatives and opportunities including acquisitions and collaborations that may be complementary to existing product and service offerings through our sales network.

Manufacturing and Suppliers

Manufacturing

We believe maintaining scalable assembly capabilities is essential to the performance of our products and the growth of our business. Our assembly processes involve unique systems and materials. We contract with third-party suppliers to produce various parts, components and subassemblies. We established initial startup production in a Las Vegas facility in 2018. In October 2019, we completed a move and started production at our new facility in Tempe, Arizona. This facility now includes our corporate administration, sales, training, engineering, manufacturing and warehousing. In our Tempe facility, we complete the final assembly, test and ship our products. We have refined our internal processes to improve how we design, test, and qualify products. We continue to implement rigorous manufacturing and quality processes to track production and field issues. We implement design and component changes periodically to reduce our product costs and improve product reliability and manufacturability.

Suppliers

We minimize inventories and maximize the efficiency of our supply chain by having a number of components and sub-assemblies produced by outside suppliers. In particular, a single supplier is currently the sole manufacturer of the BolaWrap 150 battery assembly and another single supplier is the sole manufacturer of the propulsion component for BolaWrap 150 cassettes. Other parts are sole sourced from other suppliers. We believe we have developed strong relationships with our key suppliers. Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of components for our products. Our global supply chain has been subject to component shortages, increased lead times, cost fluctuations, and logistics constraints. We expect these supply chain challenges to continue throughout 2022. Supplier shortages, quality issues and logistic delays affect our production schedules and could in turn have a material adverse effect on our financial condition, results of operation and cash flows.

Backlog

At December 31, 2021, we had backlog of approximately $268 thousand expected to be delivered in the first quarter of 2022. The amount of backlog at any point in time is dependent upon order timing, scheduled delivery dates to our customers and product lead times. Most orders are shipped shortly after order and backlog is typically associated with larger international orders. Because of our history of shipping shortly after order, at this time we do not believe backlog at any period end is predictive of future order volume or revenues beyond the reported amount. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation in the normal course of business.

Warranties

We warrant our products to be free from defects in materials and workmanship for a period up to one year from the date of purchase. The warranty will be generally a limited warranty, and in some instances impose certain shipping costs on the customer. Some jurisdictions require two-year or other warranty periods and we seek to comply with local or distributor requirements regarding warranties. We expect in most cases it will be more economical and effective to replace the defective device rather than repair.

Competition

We target the BolaWrap product as a new solution for law enforcement and not as a replacement for other devices currently in use. However, we do compete with other use of force products for budget dollar allocations. Law enforcement agencies may also determine that we are an alternative to other solutions despite such positioning.

Other use of force devices, including conducted electrical weapons (“CEWs”), pepper spray, batons, and impact weapons may compete with the BolaWrap product indirectly. Many law enforcement and corrections personnel consider such less-lethal weapons to be distinct tools, each best-suited to a particular set of circumstances. Consistent with this tool kit approach, purchasing any given tool does not preclude the purchase of one or several more. In other cases, budgetary considerations and limited space on officers’ belts dictate that only a limited number of devices will be purchased and carried. We believe the BolaWrap’s unique remote restraint use, effectiveness, and low possibility of injury will enable it to compete effectively against other alternatives.

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

Government Regulation

Globally, we are subject to numerous domestic, federal, state and local laws and regulations and the laws and regulations of global jurisdictions relating to matters regarding shipments, customs, import, export, safe working conditions, manufacturing practices, environmental protection and disposal of hazardous or potentially hazardous substances. In addition, we have to ensure compliance with economic sanctions and/or restrictions on individuals, corporations or countries, and other government regulations affecting trade that may apply to our international cross border business activities. We may incur significant costs to comply with such laws and regulations now or in the future.

The BolaWrap 100 and the BolaWrap 150 are each classified as a “firearm” by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”), and are subject to federal firearms-related regulations. We hold two Federal Firearms Manufacturing Licenses that expire in 2022 through 2023. The BolaWrap 150, and the related BolaWrap 150 cassette, are also regulated as exempt special explosive devices by the ATF which requires adherence to explosive manufacturing and handling regulations. We hold one explosives manufacturing license and one explosives import license, both expiring in 2024.

ATF regulations are enforced by surveillance and inspection. If the ATF finds a violation, it can institute a wide range of enforcement actions, ranging from public warnings to more severe sanctions such as fines, penalties, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions or total shutdown of production, and criminal prosecution.

Many states also have regulations restricting the sale and use of certain firearms and explosives and may determine their own classification and restrictions irrespective of ATF regulation. In most cases, the law enforcement and corrections market are subject to different ATF and state regulations or exemptions than the private citizen market, and we do not expect additional state restrictions or approvals for sales to law enforcement. Where different regulations exist, we expect that the regulations affecting the private citizen market may also apply to the private security markets, except as the applicable regulations otherwise specifically provide.

Our BolaWrap cartridges, cassettes, and lithium-ion battery packs are generally considered dangerous goods for shipment regulation. The shipping of dangerous goods, whether via air or ground, falls under the jurisdiction of many state, federal and international agencies. The quality of the packaging that protects a product is critical in determining whether it will arrive at its destination in a satisfactory condition. Many of the regulations for transporting dangerous goods in the United States are determined by international rules formulated under the auspices of the United Nations.

The International Civic Aviation Organization ("ICAO") is the United Nations organization that develops regulations (“Technical Instructions”) for the safe transport of dangerous goods by air. If shipment is by air, compliance with the rules established by the International Air Transport Association ("IATA") is required. The IATA is a trade association made up of airlines and air cargo couriers that publishes annual editions of the IATA Dangerous Goods Regulations. These regulations interpret and add to the ICAO Technical Instructions to reflect industry practices. When we ship dangerous goods, we follow strict and stringent guidelines.

We are subject to a variety of government laws and regulations that apply to companies engaged in international operations, including, among others, the Foreign Corrupt Practices Act, U.S. Department of Commerce export controls, local government regulations and procurement policies and practices (including regulations relating to import-export control, investments, exchange controls and repatriation of earnings). The BolaWrap 100 and the BolaWrap 150 devices are also considered a crime control product by the U.S. government. Accordingly, the export of our devices is regulated under export administration regulations. As a result, we must obtain export licenses from the Department of Commerce for all shipments outside the U.S. We do not expect the need to obtain these licenses will cause a material delay in our foreign shipments. Export regulations also prohibit the further shipment of our products from foreign markets in which we hold a valid export license to markets in which we do not hold an export license for our products. We are seeking export classification of our virtual reality training product but do not currently believe export licenses will be required. International destination regulations, which may affect our products and services, and sale thereof, are numerous and often unclear. We work with our international distributors, agents and advisors who are familiar with the applicable import regulations in each of our targeted international markets.

Our products are produced to comply with standard product safety requirements for sale in the U.S. and similar requirements for sale in international markets. We expect to meet the electrical and other regulatory requirements for any electronic systems or components we sell throughout the world. As part of our manufacturing operations, we are subject to various federal, state, local and non-U.S. laws and regulations relating to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. We continually assess our compliance status and management of environmental matters to ensure our operations are in substantial compliance with all applicable environmental laws and regulations.

Our Wrap Reality training software services offer agencies the option for us to store certain training records and related information. We are committed to complying with, and helping our customers comply with, data protection laws globally. We monitor guidance from industry and regulatory bodies, meet with our supplier partners and update our product features and contractual commitments when necessary to meet new or evolving privacy legal requirements. We maintain a privacy policy that describes how we collect, uses and disclose information, and what choices organizations and users have.

Intellectual Property Rights and Proprietary Information

We intend to vigorously protect our intellectual property assets including issued patents, pending patents, trademarks, copyrights, trade craft, contractual obligations and trade secrets such as know-how. Our policy is to enter into confidentiality and nondisclosure agreements with key employees and consultants or third party to whom any of our proprietary information is disclosed. These agreements prohibit the disclosure of confidential information to others, both during and subsequent to employment or the duration of the working relationship. These agreements may not prevent disclosure of confidential information or provide adequate remedies for any breach. We rely on copyrights, trade secrets and other proprietary rights to protect the content of our training services including the Wrap Reality VR training software and content.

In addition to such factors such as innovation, technological expertise, and experienced personnel, we believe strong product offerings that are continually upgraded and enhanced will keep us competitive, and we seek patent and other intellectual property protection on important technological improvements that we make. Prior to the filing and granting of patents, our policy is to disclose key features to patent counsel and maintain these features as trade secrets prior to product introduction. Patent applications may not result in issued patents covering all important claims and could be denied in their entirety.

We currently have thirteen issued U.S. patents related to the BolaWrap technology and fifteen additional U.S. patents pending. In September 2018, we commenced filing our first foreign patent applications targeting the European Union (38 countries) and 17 other countries, of which six have issued to date. During 2021 we filed additional foreign patent applications and we have reserved rights to file additional foreign patents. The failure to obtain patent protection or the loss of patent protection on our existing and future technologies or the circumvention of our patents by competitors could have a material adverse effect on our ability to compete successfully.

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

For the fiscal years ended December 31, 2021 and 2020, we spent approximately $6.2 million and $2.8 million, respectively, on company-sponsored research and development. Future levels of research and development expenditures will vary depending on the timing of further new product development and the availability of funds to carry on additional research and development on currently owned technologies or in other areas. During 2022 in addition to continued development and enhancement of our remote restraint products we expect to incur additional costs improving our training systems including enhancing our Wrap Reality simulator and related content.

Related Party License and Royalties

We are obligated to pay royalties pursuant to an exclusive Amended and Restated Intellectual Property License Agreement, dated as of September 30, 2016, with Syzygy Licensing, LLC (“Syzygy”), a private technology invention, consulting and licensing company owned and controlled by Elwood G. Norris, a former officer and current stockholder of the Company, and James A. Barnes, an officer and stockholder of the Company. Syzygy has no ongoing operations, and does not engage in any manufacturing, production or other related activities.

The agreement provides for the payment of royalties of 4% of revenue from products employing the licensed device technology up to the earlier to occur of (i) the payment by the Company of an aggregate of $1.0 million in royalties, or (ii) September 30, 2026. All development and patent costs have been paid by us and patent applications and the technology related to the BolaWrap 100 and the BolaWrap 150 have been assigned to the Company, subject to the royalty obligation.

As a part of our acquisition of NSENA in December 2020, we agreed to pay additional earn-out consideration equal to 10% of net revenues (or a lesser amount equal to 50% of direct profit) from specific identified prospects that become revenue customers before September 30, 2021, but only on amounts collected between consummation of the acquisition and June 30, 2022. No royalties were earned or are payable under the agreement.

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

LW Varner, Jr., age 71, joined the Company as Interim Chief Executive Officer in January 2022.  Mr. Varner will serve as Interim Chief Executive Officer under the terms of a Consulting Agreement dated January 24, 2022, by and between the Company and LWV Consulting, LLC. Mr. Varner has significant experience as a corporate executive and director in transition and turnaround situations. From June 2020 through November 2021, Mr. Varner was the Chief Executive Officer and a director of Select Interior Concepts, a publicly traded company focused on the building product space. Prior to that, from July 2012 to May 2018, he was Chief Executive Officer of United Subcontractors, led a transformation of the business through organic growth and strategic transactions that resulted in USI achieving double digit EBITDA margins and an eventual sale, creating significant value for shareholders. From 2004 to 2012, Mr. Varner served as the President and Chief Executive Officer of Aquilex Corporation, a leading provider of specialty services to the energy sector. Under his leadership, the company grew revenues by fivefold and achieved record earnings. Prior to joining in 2004, Mr. Varner served as President for several global businesses in various industries orchestrating their growth in new markets through expansion of service and product offerings. He is a graduate of The Citadel in Charleston, South Carolina, and has served on various philanthropic, industry and community boards. He has also served as a director of Bartlett Holdings, Aquilex Inc., USI and The Identity Group, and currently serves on the Board of Directors of Acousti Engineering, a portfolio company of Ardian, a global private equity firm.

Glenn Hickman, age 34, was appointed as the Company’s Chief Operating Officer (“COO”) on July 1, 2021. Prior to his appointment, since March 2021, Mr. Hickman served as a consultant to the Company. From 2014 to 2019, Mr. Hickman served as Vice President of Research and Development for Axon Enterprises (formerly TASER International). At Axon, Hickman led the launch of six hardware products, all connected to an ecosystem of cloud software and mobile apps. He created engineering and supply chain processes and grew the engineering team from 35 to 70. Hickman was responsible for establishing Axon’s first manufacturing line in Shenzhen, China, and an optics engineering team in Finland. Mr. Hickman graduated with distinction from Stanford University, receiving his Bachelor and Master of Science in Mechanical Engineering, and his MBA with honors from Northwestern University’s Kellogg School of Management with a double major in Strategy and Marketing.

James A. Barnes age 67, cofounded the Company with Messrs. Elwood Norris and Scot Cohen in March 2016, and currently serves as Chief Financial Officer, Secretary and Treasurer. He served as Manager until the Company’s incorporation in March 2017 when he was appointed President and Chief Financial Officer. He served as a member of the Company’s Board of Directors from March 2017 to November 2018. In January 2018 he was appointed to the additional positions of Secretary and Treasurer and resigned as President. He has served as the President of Sunrise Capital, Inc., a private venture capital and financial and regulatory consulting firm, since 1984. He was Chief Financial Officer of Parametric Sound Corporation (now Turtle Beach Corporation) from 2010 to February 2015, and from February 2015 to February 2017 served as Vice President Administration at Turtle Beach Corporation. Since 1999, he has been Manager of Syzygy Licensing LLC, a private technology invention and licensing company he owns with Mr. Elwood Norris. He previously practiced as a certified public accountant and management consultant with Ernst & Ernst, Touche Ross & Co., and as a principal in J. McDonald & Co. Ltd., Phoenix, Arizona. He graduated from the University of Nebraska with a Bachelor of Arts Degree in Business Administration in 1976 and is a certified public accountant (status: inactive).

Pending his planned retirement, Mr. Barnes will continue to serve as Chief Financial Officer, Treasurer and Secretary of the Company until the earlier of his retirement or the naming of his replacement by the Company. In this regard, the Board of Directors has commenced a formal search to identify a highly qualified candidate to serve in the capacity of Chief Financial Officer.

Executive officers serve at the discretion of the board of directors.

Employees

We employ 68 full-time employees with 47 in the United States and three located in the United Kingdom. In addition to our three executive officers, we had 19 persons engaged in sales, marketing, sales support and training, 21 in production, 15 in research and development and 10 in administration. In addition, we engage consultants from time to time to provide additional sales, marketing, training and research and development services, and anticipate engaging consultants going forward to supplement our full- and part-time personnel.

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

We have a history of operating losses and expect to incur additional losses until we achieve sufficient revenue and resulting margins to offset our operating costs. Our net loss for the years ended December 31, 2021 and 2020 was $24.4 million and $12.6 million, respectively. Our ability to achieve future profitability is dependent on a variety of factors, many of which are outside of our control. Failure to achieve profitability or sustain profitability, if achieved, may require us to raise additional financing, which could have a material negative impact on the market value of our Common Stock.

The continued spread of COVID-19 and uncertain market conditions may adversely affect our business, financial condition and results of operations.

We are monitoring the impact of the COVID-19 pandemic, which has caused significant uncertainty and disruption to global financial markets and supply chains, beginning in early calendar year 2020. The Company's business, operating results, and financial condition could continue to be adversely affected due to the COVID-19 pandemic. The significance of the operational and financial impact of the COVID-19 pandemic will depend on how long and widespread the uncertainty and disruption continue. The extent to which the COVID-19 pandemic continues to impact our financial conditions and results of operations, or those of our third-party suppliers, will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including the duration of the outbreak, new information which may emerge concerning the severity of COVID-19 and the actions being taken to contain COVID-19 or treat its impact, among others. Uncertainty surrounds the duration and broader impact of the COVID-19 pandemic and therefore, the effects it will have on our financial results and operations. If economic or market conditions in key global markets deteriorate, we may experience material adverse effects on our business, financial condition and results from operations.

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

Substantially all of our employees are located in the U.S. In addition to our employees, we rely on (i) distributors, agents and third-party logistics providers in connection with product sales and distribution and (ii) raw material and component suppliers in the U.S., Canada, Europe and Asia. If we, or any of these third-party partners encounter any disruptions to our or their respective operations or facilities, or if we or any of these third-party partners were to shut down for any reason, including by pandemic, fire, natural disaster, such as a hurricane, tornado or severe storm, power outage, systems failure, labor dispute, or other unforeseen disruption, then we or they may be prevented or delayed from effectively operating our or their business, respectively. Any losses or damages we incur could have a material adverse effect on our financial results and our ability to conduct business as expected.

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

We expect to be dependent on sales of our BolaWrap product line for the foreseeable future, and if this product is not widely accepted, our growth prospects will be diminished.

We expect to depend on sales of the BolaWrap product line and related cassettes for the foreseeable future. A lack of demand for this product, or its failure to achieve broader market acceptance, would significantly harm our growth prospects, operating results and financial condition. To execute our business plan successfully, we will need to execute on the following objectives, either on our own or with strategic collaborators:

●	Grow our commercialization of the BolaWrap product, and develop additional future products and accessories for commercialization;
●	Maintain required regulatory approvals for our products in global market locations;
●	Expand and, as required, enforce our intellectual property portfolio for the BolaWrap product and other future products;
●	Maintain sales, distribution and marketing capabilities, and/or enter into strategic partnering arrangements to access such capabilities; and
●	Grow market acceptance for the BolaWrap product line and/or other future products.

We may experience difficulties in integrating and transitioning from the BolaWrap 100 to the BolaWrap 150.

The success of our new generation product, the BolaWrap 150, depends on a number of factors including, but not limited to, timely and successful product development, market acceptance, the Company’s ability to manage the risks associated with new product production ramp-up issues and supply chain challenges, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies in the early stages of introduction.

We face risks commercializing our virtual reality training platform and may be unsuccessful in growing revenues.

We do not have extensive experience with virtual reality training, and are relying on new hires and consultants with expertise in the field. We continue to invest substantial funds in developing and commercializing this product line which is highly competitive. The commercial launch of the Wrap Reality Virtual Training product is in the early stages. Our ability to commercialize this product line may be influenced by many factors, including:

●	our ability to develop new products and new content;
●	our ability to successfully integrate our virtual reality product with our custom AWS solution into a viable platform acceptable to customers;
●	our ability to obtain, set up and service new customers;
●	our ability to achieve and maintain market acceptance;
●	the impact of competition; and
●	our ability to attract and retain talent.

We are materially dependent on the acceptance of our product by the law enforcement market. If law enforcement agencies do not purchase our product or we do not meet their expectations, our revenue will be adversely affected and we may not be able to expand into other markets, or otherwise continue as a going concern.

A substantial number of law enforcement agencies may not purchase our remote restraint product. In addition, if our product is not widely accepted by the law enforcement market or we do not meet their expectations, we may not be able to expand sales of our product into other markets. Law enforcement agencies may be influenced by claims or perceptions that our product is not effective or may be used in an abusive manner. Our reputation could be damaged if we do not meet customer expectations for performance, value and quality. Sales of our product to agencies may be delayed or limited by such claims or perceptions or to any negative publicity or damage to our reputation.

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

Our international operations could be harmed by factors including natural disasters, fluctuations in currency exchange rates, and changes in regulations that govern international transactions.

We sell our products worldwide and have exported to multiple countries. We expect exports to continue to be a significant part of our future business. The risks inherent in international trade may reduce our international sales or impede growth and harm our business and the businesses of our customers and our suppliers. These risks include, among other things:

●	Changes in tariff regulations;
●	Foreign currency exchange rate fluctuations;
●	Establishing and maintaining relationships with local distributors, agents and dealers;
●	Lengthy shipping times and accounts receivable payment cycles;
●	Import and export control and licensing requirements;
●	Compliance with a variety of U.S. laws, including the Foreign Corrupt Practices Act, by us or key subcontractors or agents;
●	Compliance with a variety of foreign laws and regulations, including unexpected changes in taxation and regulatory requirements;
●	Greater difficulty in safeguarding intellectual property abroad than in the U.S.; and
●	Difficulty in staffing and managing geographically diverse operations.

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

Global economic weakness and uncertainty, including geopolitical conflict, could adversely affect our revenues, gross margins and expenses.

Our business may be impacted by global economic conditions, which have been in recent years, and continue to be, volatile. Geopolitical conflict, such as the recent conflict in Ukraine, and related international economic sanctions and their impact may exacerbate this volatility. Specifically, our revenues and gross margins depend significantly on global economic conditions and the demand by foreign governments and agencies for the BolaWrap in many of our target markets. Economic weakness and uncertainty in these markets have resulted, and may result in the future, in decreased revenue attributable to these markets, gross margin, earnings or growth rates, and difficulty managing inventory levels. Sustained uncertainty about global economic conditions and geopolitical events may adversely affect demand for the BolaWrap and could cause demand to differ materially from our expectations as foreign governments and agencies curtail or delay spending. Economic weakness and uncertainty also make it more difficult for us to make accurate forecasts of revenues, gross margins and expenses.

We anticipate that a significant portion of our revenue in the short-term will be generated from international sales, which may adversely affect our ability to timely collect accounts receivable.

During the year ended December 31, 2021, we generated approximately 60% of our revenue from international sales. Due principally to the longer sales cycle, logistic delays and regulatory issues associated with domestic sales versus international sales, we currently anticipate that a significant portion of our sales in the year ended December 31, 2022 will be generated from international orders. In the event we are unable to timely collect account receivables associated with international sales, or timing of such international sales are delayed, our financial condition could be adversely and materially affected.

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

The nature of our business may result in undesirable press coverage or other negative publicity.

Our solutions are used to assist law enforcement and first responders in volatile encounters. Even when our device works as intended, incidents can lead to injury, loss of life and other negative outcomes, and such events are likely to receive negative publicity. If our product fails to help de-escalate an encounter, related adverse outcomes may receive negative media attention. At times, body or dash camera images or other images of use of our product may become a matter of public record due to legal or other obligations (for example, as a result of public-records requests or subpoenas to provide information or to testify in court), and we may receive negative media attention as a result.

We may be subject to criticism and unflattering media coverage regarding the effectiveness of our remote restraint solutions and the cost of our solutions to our customers, or the appropriateness of use on persons in crisis or the mentally ill. Such negative publicity could have an adverse impact on new sales, which would adversely impact our financial results and future prospects.

Our future success is dependent on our ability to expand sales through distributors, and our inability to grow our sales force or maintain distributors would negatively affect our sales.

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

Our dependence on third-party suppliers for key components of our product make us vulnerable to price increases and supply shortages that could delay shipment of our products and reduce our sales or margins.

We depend on certain domestic and foreign suppliers for the delivery of components used in the assembly of our product. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or sub-assemblies and reduced control over pricing and timing of delivery of components and subassemblies. Specifically, we depend on suppliers of sub-assemblies, electronic components, injection molded plastic parts, and other miscellaneous custom parts for our product, some from sole source suppliers. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities. Delays in our suppliers’ abilities, especially any sole suppliers, to provide us with necessary materials and components may delay production or may require us to seek alternative supply sources. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition.

We have recently experienced, and in the future are likely to experience, disruption of the supply of some of our parts, components and assemblies that we obtain from suppliers. For example, the rapid increase in global demand as the COVID-19 pandemic wanes has caused, and is expected to continue to cause, significant stress on global supply chains. As economies around the world have reopened, sharp increases in demand have created significant disruptions to the global supply chain, which have affected our ability to source and receive certain goods on a timely basis and at anticipated costs. Increases in input costs and freight due to price inflation and global supply chain disruptions may adversely affect our financial performance.

We do not have any long-term supply agreements with any suppliers. We actively monitor and mitigate supply chain risk, but there can be no assurance that our mitigation plans will be effective to prevent disruptions that may arise from shortages of materials that we use in the production of our products. Any interruption of supply for any material components of our products could significantly delay production and shipment of our products and have a material adverse effect on our revenue, profitability and financial condition.

We may not be able to successfully integrate acquisitions in the future, and we may not be able to realize, revenue enhancements or other synergies from such acquisitions.

On December 14, 2020, we acquired substantially all of the virtual reality system assets and business of NSENA. Our ability to successfully implement our business plan and achieve targeted financial results and other benefits including, among other things, greater market presence and development, and enhancements to our product portfolio and customer base, is dependent on our ability to successfully identify, consummate and integrate acquisitions we may acquire in the future. We may not realize the intended benefits of the acquisition of other businesses in the future as rapidly as, or to the extent, anticipated by our management. There can be no assurance that we will be able to successfully integrate any other acquired businesses, products or technologies without substantial expense, delay or other operational or financial problems. Acquisitions involve a number of risks, some or all which could have a material adverse effect on our acquired businesses, products or technologies. Furthermore, there can be no assurance that any acquired business, product, or technology will be profitable or achieve anticipated revenues and income. Our failure to manage our acquisition and integration strategy successfully could have a material adverse effect on our business, results of operations and financial condition. The process of integrating an acquired business involves risks, including but not limited to:

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
●

Difficulties and unanticipated expense related to the integration of departments, information technology systems, including accounting systems, technologies, books and records, and procedures, and maintaining uniform standards, such as internal accounting controls, procedures, and policies;

●	Costs and expense associated with any undisclosed or potential liabilities; and
●	The use of more cash or other financial resources on integration and implementation activities than we expect.

Failure to successfully integrate any acquired business in the future may result in reduced levels of revenue, earnings, or operating efficiency than might have been achieved if we had not acquired such businesses.

In addition, the acquisition of any future businesses could result in additional debt and related interest expense, contingent liabilities, and amortization expense related to intangible assets, as well as the issuance of our Common Stock, which could have a material adverse effect on our financial condition, operating results, and cash flow.

Government regulation of our products may adversely affect sales.

Our BolaWrap device is classified as a firearm and the BolaWrap 150 is also classified as an exempt special explosive device. Both firearms and explosive devices are regulated by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”) involving substantial regulatory compliance. ATF regulations are enforced by surveillance and inspection. If ATF finds a violation, it can institute a wide range of enforcement actions, ranging from public warnings to more severe sanctions such as fines, penalties, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions or total shutdown of production, and criminal prosecution. Any such actions could have a material adverse impact on our operations.

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

The shipment of some of our components and our products involve conformity to regulations governing the transport of “dangerous goods”. Failure to comply with shipping regulations could result in the imposition of fines, penalties and other actions that could adversely impact our financial position, cash flows and operating results.

Certain foreign jurisdictions may restrict the importation or sale of our products, limiting our international sales opportunities.

Our products, including the BolaWrap 100 and BolaWrap 150, have limited issued patents or other intellectual property protection. If we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights.

Our future success depends in part upon our proprietary technology. We currently own thirteen issued U.S. patents related to BolaWrap technology, and have fifteen U.S. patents pending. We have filed foreign patent applications in the European Union (up to 38 countries) and 17 other countries and reserved our rights to file additional foreign patents. Our protective measures taken thus far, including our issued patents, pending patents, issued and pending trademarks and trade secret laws, may prove inadequate to protect our proprietary rights. There can be no assurance we will be granted any patent rights from pending patents. The scope of any possible patent rights may not prevent others from developing and selling competing products. The validity and breadth of claims covered in any possible patents involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, lengthy, and expensive. In addition, any patents, if granted, may be held invalid upon challenge, or others may claim rights in or ownership of our patents.

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

Our business is dependent on the continued services of certain executives and key employees.

Our business and operations are substantially dependent upon the experience and continued service of certain executives and certain key sales and research employees. We have no employment agreements or post-employment agreements to have access to important institutional knowledge should any key person resign or be dismissed. The loss of one or several key employees could have a material adverse effect upon our business, financial condition, results of operations and cash flows.

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

We have experienced recent changes in management. These changes have the potential to disrupt our business, and any such disruption could adversely affect our operations, product development, growth, financial condition or results from operations.

We had significant changes in management in the past three years, most recently in January 2022 when LW Varner, Jr. was appointed to serve as interim Chief Executive Officer pursuant to a consulting agreement following the departure of Thomas P. Smith as the Company’s Chief Executive Officer. Also in January 2022, the Company entered into a consulting agreement with Lawrence Hirsh to provide certain services to Mr. Varner and the Company with respect to finance and related matters. The Board of Directors have commenced a search to identify a permanent Chief Executive Officer.

In addition, the Board of Directors has commenced a formal search to identify a highly qualified candidate to serve in the capacity of Chief Financial Officer upon the earlier of the retirement of James A. Barnes, the Company’s current Chief Financial Officer, or the Board of Directors’ naming of his replacement.

Executive leadership transitions can be inherently difficult to manage, may cause significant and costly disruption to our business, might lead to additional departures of existing personnel, and could have a material adverse effect on our business, operating results, financial condition and internal controls over financial reporting.

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

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that our internal control over financial reporting was effective as of December 31, 2021, it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the Company’s stock price.

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

Our share price is volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. For instance, in September 2020 a putative class action lawsuit and in November 2020 a shareholder derivative lawsuit were filed against us and certain of our directors and officers. Our motion to dismiss the putative class action lawsuit was successful in December 2021.

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

Management and certain directors owned approximately 34% of our Common Stock at December 31, 2021. As a result, our management and certain directors, acting individually or as a group, has the potential ability to exert influence on the outcome of issues requiring approval by our stockholders. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other stockholders or preventing transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

At December 31, 2021, we had warrants, options and restricted stock units outstanding on 5.6 million shares of our Common Stock. The issuance of shares of Common Stock issuable upon the exercise of options or warrants or issuance from restricted stock units could cause substantial dilution to existing holders of our Common Stock, and the sale of those shares in the market could cause the market price of our Common Stock to decline. The potential dilution from the issuance of these shares could negatively affect the terms on which we are able to obtain equity financing.

We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of your Common Stock.

We are authorized to issue up to 5.0 million shares of preferred stock in one or more series. Our Board of Directors may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue preferred stock, it could affect your rights or reduce the value of your Common Stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. Preferred stock terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions.

We incur substantial costs as a result of being a public company.

As a public company, we incur significant levels of legal, accounting, insurance, exchange listing fees and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Capital Market and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources as compared to when we operated as a private company. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more corporate employees in the future or engage outside consultants to comply with these requirements, which would increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices, sales, training, assembly and warehouse facilities are located at 1817 West 4th Street, Tempe, Arizona. The lease of 11,256 square feet commenced in June 2019 and expires July 2022. The aggregate monthly payments are currently $8,120, increasing 3% for June and July 2022 during the lease term, plus other certain costs and charges as specified in the lease agreement, including the Company’s proportionate share of the building operating expense and real estate taxes. In January 2022 we renewed this lease for three years with aggregate payments of $9,905 commencing August 2022, increasing 4% annually through the term ending July 31, 2025.

Beginning in October 2017, we commenced reimbursing former officer, stockholder and consultant, Mr. Elwood Norris, $1,500 per month on a month-to-month basis for laboratory facility costs.

We from time to time rent executive space on a month-to-month basis for remotely located employees. We currently have three Wrap Reality employees located in a 186 square foot space in Buffalo, New York on a month-to-month rental agreement, which payments are currently $1,750 per month.

ITEM 3. LEGAL PROCEEDINGS

Securities Litigation

On November 15, 2021, the Hon. Dolly M. Gee of the United States District Court for the Central District of California (the “Court”) granted the motion to dismiss filed by the Company, David Norris (“Norris”), James A. Barnes (“Barnes”), Thomas Smith (“Smith”), Mike Rothans (“Rothans”) and Marc Thomas (“Thomas”) (collectively, “Defendants”) in the action captioned In re Wrap Technologies, Inc. Securities Exchange Act Litigation (the “Securities Action”).  The Court granted Defendants’ motion on the grounds that the complaint failed to identify any statement by Defendants that was either false or made with scienter. Concurrently, the Court granted Plaintiff leave to file a second amended complaint on or before December 6, 2021, noting that a failure to file a second amended complaint by that date would result in dismissal of the Securities Action with prejudice. On December 20, 2021, following Plaintiff’s failure to file a second amended complaint, the Court dismissed the Securities Action with prejudice.

Shareholder Derivative Litigation

On November 13, 2020, Naresh Rammohan filed a shareholder derivative action in the United States District Court for the Central District of California against Smith, Barnes, Rothans, Thomas, and Norris, as well as directors Messrs. Scot Cohen, Patrick Kinsella, Michael Parris, and Wayne Walker, alleging unjust enrichment, breach of fiduciary duty, waste of corporate assets, and contribution claims under the Securities Exchange Act of 1934, docketed as Case No. 2:20-cv-10444-DMG-PVCx (the “Rammohan Complaint”). The Company is named as a nominal defendant. On January 20, 2021, Ray Westerman filed a second derivative complaint in the same court against the same parties, alleging breach of fiduciary duty and contribution claims under the Securities Exchange Act of 1934, docketed as Case No. 2:21-cv-00550-DMG-PVCx (the “Westerman Complaint”). On January 22, 2021, Jesse Lowe filed a third derivative complaint in the same court against the same parties, alleging breach of fiduciary duty and asserting various claims under the Securities Exchange Act of 1934, docketed as Case No. 2:21-cv-00597-DMG-PVCx (the “Lowe Complaint”).

On January 27, 2021, Judge Gee entered an order to show cause why the derivative actions should not be consolidated and stayed pending the resolution of the Securities Action, given the “apparent substantial overlap” between the cases. On February 16, 2021, Judge Gee issued an order consolidating the derivative actions under the caption In re Wrap Technologies, Inc. Shareholder Derivative Litigation, Case No. 2:20-10444-DMG-PVCx, (the “Derivative Action”), and stayed the Derivative Action at least until the resolution of the Securities Action, which has been dismissed with prejudice. The Company believes that the Derivative Action is without merit and will vigorously defend against the claims raised therein.

Other Legal Proceeding Information

We may become subject to other legal proceedings, as well as demands and claims that arise in the normal course of our business, including claims of alleged infringement of third-party patents and other intellectual property rights, breach of contract, employment law violations, and other matters and matters involving requests for information from us or our customers under federal or state law. Such claims, even if not meritorious, could result in the expenditure of significant financial and management resources. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. At December 31, 2021 we had no provision for liability under existing litigation.

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

Holders

At March 9, 2022 there were 40,939,371 shares of Common Stock outstanding and approximately 25 stockholders of record.

Equity Compensation Plan Information

On March 31, 2017, the Company adopted, and the stockholders approved, the 2017 Stock Incentive Plan (as amended from time to time, the “Plan”). The Plan reserved 2.0 million shares of our Common Stock for issuance as one of four types of equity incentive awards: (i) stock options, (ii) shares of Common Stock, (iii) restricted stock awards, and (iv) restricted stock units. The Plan permits the qualification of awards under the plan as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code.

In May 2019, stockholders ratified an increase in the Plan authorizing an additional 2,100,000 shares of Common Stock; in June 2020, stockholders ratified an increase in the Plan authorizing an additional of 1,900,000 shares of Common Stock; and in June 2021, stockholders ratified an increase in the Plan authorizing an additional 1,500,000 shares of Common Stock, for a total of 7,500,000 shares reserved for issuance under the Plan as of the date of this Report. At December 31, 2021, there were 1,380,816 shares of Common Stock available for grant under the Plan.

The following table sets forth information as of December 31, 2021, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,205,186	$5.32	1,380,816
Equity compensation plans not approved by security holders	-	-	-
Total	4,205,186	$5.32	1,380,816

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

The immediate addressable domestic market for our solutions consists of approximately 900,000 full-time sworn law enforcement officers at over 15,300 federal, state and local law enforcement agencies, and over 12 million police officers in over 100 countries. We are also exploring other domestic markets, including military and private security. Our international focus is on countries with the largest police forces. The 100 largest international police agencies are estimated to have over 12.1 million law enforcement personnel. According to 360iResearch, a market research consulting firm, we participate in a segment of the non-lethal products global market expected to grow to $16.1 billion by 2027.

We focus our efforts on the following products and services:

BolaWrap Remote Restraint Device – is a hand-held remote restraint device that discharges an eight-foot bola style Kevlar tether to entangle an individual at a range of 10-25 feet. BolaWrap assists law enforcement to safely and effectively control encounters early in the use of force continuum without resorting to painful force options.

Wrap Reality – is a law enforcement training system employing immersive computer graphics virtual reality ("VR") with proprietary software-enabled content. It allows up to two participants to enter a simulated training environment simultaneously, and customized weapons controllers enable trainees to engage in strategic decision making along the force continuum.

In addition to the United States law enforcement market, we have shipped our restraint products to 51 countries. We have established an active distributor network with 12 domestic distributors representing 49 states and one dealer representing Puerto Rico. We have distribution agreements with 47 international distributors covering 54 countries. We focus significant sales, training and business development efforts to support our distribution network.

We focus significant resources on research and development innovations and continue to enhance our products and plan to introduce new products. We believe we have established a strong branding and market presence globally and have established significant competitive advantages in our markets.

Recent Developments

During the year ended December 31, 2021 we accomplished the following:

●	Received an aggregate of $12.0 million in proceeds from the exercise of 1,815,012 warrants.

●	Received an aggregate of $1.7 million in proceeds from the exercise of 915,404 stock options.

●	Shipped BolaWrap products to 15 new countries, with BolaWrap products now being used in 51 countries.

●	Granted three new U.S. patents, and filed 16 new U.S. patent applications.

●	Expanded the geographic scope of our international patent and trademark applications, which now cover up to 38 countries in Europe, and 17 other countries.

●	Earned the ISO 9001:2015 Certification for our Quality Management System, a demonstration of our commitment to excellence in providing quality products and services.

●	Extended our pilot program with the Los Angeles Police Department for one year, positioning the deployment of the BolaWrap 150 planned in the first quarter of 2022.

●

Announced the first 50 reported field uses of the BolaWrap tabulated from police agencies, with the BolaWrap effectively assisting in taking a suspect into custody without excessive force, and thereby facilitating a successful outcome, in more than 80% of the reported field uses.

●

Increased our focus on sustainability by becoming a participant of the United Nations Global Compact, the largest corporate citizenship and sustainability initiative, and publishing our initial Environmental, Social and Governance ("ESG") letter.

●

Announced a collaboration with Amazon Web Services ("AWS") to deliver the Wrap Reality Virtual Training platform, and the capability to keep and maintain training records, to law enforcement, built on AWS GovCloud (US).

●	Upgraded the Wrap Reality Virtual Training platform and began offering a subscription-based service model while beta testing the platform developed with AWS.

●	Unveiled the next generation BolaWrap 150 remote restraint device featuring electronic deployment, and is more robust, smaller, lighter and simpler to deploy than the BolaWrap 100.

●	Received a favorable non-firearm classification of the BolaWrap 150 from the Royal Canadian Mounted Police ("RCMP").

●	Obtained the first risk pool funding to support agency purchases of BolaWrap from the Arizona Municipal Risk Retention Pool ("AMRRP").

●	Increased revenue to $7.7 million, an increase of 96% over revenue in 2020.

Management Restructuring

On January 24, 2022, the Board of Directors approved and initiated a leadership transition plan to support the next phase of its corporate strategy, which is focused on diversifying the Company’s suite of products, offerings and services. The transition and corporate strategy included the resignation of President, CEO and director Thomas P. Smith; appointment of LW Varner, Jr. as a consultant and Interim CEO; appointment of Lawrence Hirsh as a financial consultant; announcement of the planned retirement of CFO, Secretary and Treasurer James A. Barnes expected upon appointment of a successor; appointment of director Wayne Walker as Chairman of the Board; and acceptance of the resignation of directors Patrick Kinsella and Jeffrey Kukowski. The Board of Directors announced they are conducting a formal process to identify highly qualified candidates for the CEO and CFO roles and also announced that directors Scot Cohen and Kim Sentovich were appointed as a Special Transition Committee of the Board of Directors to support and oversee the interim management team which in addition to Mr. Varner and Mr. Hirsh includes Chief Operating Officer Glenn Hickman (the "Management Transition"). Pursuant to a Cooperation Agreement between the Company and Elwood G. Norris, a former officer of the Company and current shareholder, dated March 4, 2021, Mr. Norris may have certain rights to nominate a replacement board candidate as a result of Mr. Kukowski’s resignation.

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

During the year ended December 31, 2021, the Company received an increased number of field reports of successful BolaWrap usage from law enforcement agencies. Many agencies consider BolaWrap as a very low level, or non-reportable, use of force option and, accordingly, many uses are not reported to us. Others are considered evidence and are also not shared. Some law enforcement agencies have shared bodycam footage of their field uses, some of which we are allowed to use in our marketing activities. We believe increased reports of avoiding escalation will help grow revenues in the future.

Revenues for the year ended December 31, 2021 increased 96% over the prior year, and we continue to expand our business, both domestically and internationally, through direct and distributor sales. We have a robust and growing pipeline of market opportunities for our restraint product offering and training services within the law enforcement, military and homeland security business sectors domestically and internationally. Social trends demanding more compassionate and safe policing practices are expected to continue to drive our global business. We are pursuing large business prospects internationally and also pursuing business with large police agencies in the U.S. It is difficult to anticipate how long it will take to close these opportunities, or if they will ultimately come to fruition especially given the uncertainty of COVID-19 and social unrest, as discussed below.

To support our increased sales and distribution activities, we have developed and offer robust training and class materials that certify law enforcement officers and trainers as BolaWrap instructors in the use and limitations of the BolaWrap, in conjunction with modern policing tactics for de-escalation of encounters. We believe law enforcement trainers and officers that have seen demonstrations or have been trained about our products are more supportive of their department’s purchase and deployment of our products. Over 1,000 agencies have received BolaWrap training, with over 3,000 training officers at those agencies actively certified as BolaWrap instructors, qualified to train the rest of their departments. The number of agencies and training officers has doubled compared to the year ended December 31, 2021.

With the acquisition of NSENA in December 2020, and the rebranding of the NSENA business as Wrap Reality, we have continued to market our virtual reality system while working to integrate previous scenarios into a robust platform, employing BolaWrap and additional de-escalation techniques into new Wrap Reality scenarios. In August 2021 we announced the development of a new expanded Wrap Reality Virtual Training platform powered by, and developed through, a collaboration with AWS using AWS GovCloud (US). The new platform combines our advanced law enforcement simulator with secure cloud services to automatically track training progress and provide the ability to replay recorded training sessions. We plan to increase marketing activities for our virtual reality solution as our platform enhancements are introduced to market.

At December 31, 2021 we had backlog of approximately $268 thousand expected to be delivered in the first quarter of 2022. We had deferred revenue of $265 thousand expected to be recognized generally over the next five years. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation, in the normal course of business.

During the second quarter of 2021, we began to wind down our production line for the BolaWrap 100 product line and in the third quarter completed a shift to a new production process for the next generation BolaWrap 150 product, which required new tooling, new production equipment and processes, and additional licensing. We recorded $747 thousand of product line exit costs related to this change in production activities in the second quarter.

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

We have experienced recent changes in management. Changes in management and other key personnel have the potential to disrupt our business, and any such disruption could adversely affect our operations, programs, growth, financial condition or results of operations. In addition, new members of management may have different perspectives regarding product development and opportunities for our business, which may cause us to focus on new business opportunities or reduce or change emphasis on our existing products and business.

Impact of COVID-19 and Social Unrest on our Business

We continue to face significant challenges in operating and growing our business related to the global impact of the novel coronavirus (“COVID-19”). COVID-19 impact includes continued travel restrictions, quarantines, “stay-at-home” and “shelter-in-place” orders, shutdowns and slowdowns of certain businesses around the world and impacts on supply chains and logistics. The COVID-19 pandemic has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both in the United States and many countries abroad. As part of intensifying efforts to contain the spread of COVID-19, many companies and state, local and foreign governments continue to impose restrictions, including shelter-in-place orders and travel bans. While some of these companies and jurisdictions have started to relax such restrictions, in some cases, the restrictions are put back in place after having been lifted. These factors negatively impacted our operations and results of operations for 2020 and 2021. We expect that the evolving COVID-19 pandemic, associated travel restrictions and social distancing requirements, especially internationally, may continue to have an adverse impact on our results of operations. While the ultimate economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business and results of operations, including our revenues, earnings and cash flows from operations, will be adversely impacted during 2022, including as a result of:

●	Delays in our ability to travel and train, especially internationally;
●	Greater funding challenges for our customer base, which may adversely affect timing of anticipated contracts and new customer sales;
●	Disruption to our supply chain caused by distribution and other logistical issues, which may further delay our ability to deliver product to customers during and beyond 2022; and
●	Potential decrease in productivity of our employees or those of our customers or suppliers due to travel bans or restrictions, work-from-home or shelter-in-place policies and orders.

We also may be adversely affected by continued social unrest, protests against police and movements such as “Defund the Police”. These events may directly or indirectly affect police agency budgets and funding available to current and potential customers. Participants in these events may also attempt to create the perception that our solutions are contributing to the perceived problems or ineffective as a solution, which may adversely affect us, our business and results of operations, including our revenues, earnings and cash flows from operations.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Other than the planned production change requiring a new estimate of exit expense, there were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the period ended December 31, 2021.

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

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table and narrative sets forth for the periods indicated certain items of our condensed statement of operations, expressed in thousands of dollars. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Report.

	Year Ended December 31,		Change
	2021	2020	$	%
(in thousands)
Revenues:
Product sales	$7,381	$3,868	$3,513	91%
Other revenue	348	76	272	358%
Total revenues	7,729	3,944	3,785	96%
Cost of revenues
Products and services	4,987	2,601	2,386	92%
Product line exit expense	747	-	747	-
Total cost of revenues	5,734	2,601	3,133	120%
Gross profit	1,995	1,343	652	49%

Operating expenses:
Selling, general and administrative	20,276	11,631	8,645	74%
Research and development	6,214	2,789	3,425	123%
Total operating expenses	26,490	14,420	12,070	84%
Loss from operations	$(24,495)	$(13,077)	$(11,418)	87%

Revenue

We reported revenue of $7.7 million for the year ended December 31, 2021 (“Fiscal 2021”) as compared to revenue of $3.9 million for the year ended December 31, 2020 ("Fiscal 2020"), a 96% increase over the prior year. We believe our sales during Fiscal 2021 were negatively impacted by the COVID-19 pandemic as we were limited in our ability to make product demonstrations and conduct training especially in our international markets. We also believe some customers delayed purchase decisions during the last quarter of Fiscal 2021 in anticipation of the introduction of our second-generation product, the BolaWrap 150. As some areas of the United States eased restrictions, during Fiscal 2021, we were able to commence limited in-person demonstrations and training to supplement our webinar capabilities.

We incurred product promotional costs of $924 thousand for Fiscal 2021, related primarily to the cost of demonstration and training products and accessories delivered to law enforcement agencies that were expensed as marketing costs, as compared to $747 thousand for Fiscal 2020. We are responding to increased demand for training as a result of expanded product and brand awareness and increased successful field use by agencies.

We had $265 thousand of deferred revenue at December 31, 2021, of which $172 thousand related to virtual reality training and $67 thousand related to extended warranties.

At December 31, 2021, we had backlog of $268 thousand expected to be delivered in the next twelve months. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instance’s cancellation in the normal course of business.

The impact of the COVID-19 pandemic and geopolitical conflicts, including the recent war in Ukraine, has created much uncertainty in the global marketplace, with the COVID-19 pandemic continuing to restrict our ability to travel internationally and, to a more limited extent, domestically. These conditions are expected to continue at least through the first quarter of 2022.  We are therefore unable to predict at this time whether our sales will continue to increase during fiscal year ending December 31, 2022 at the same rate as the fiscal year ended December 31, 2021 due to these uncertainties. Although no assurances can be given, we do believe, however, that the challenges to substantially increasing sales caused by COVID-19 will abate as the pandemic wanes, especially given the number of BolaWrap trials currently ongoing and the current environment where non-lethal options are being widely considered by law enforcement domestically and internationally.  As a result, we believe that revenue during the fiscal year 2022 will increase compared to the revenue recorded during 2021, and this anticipated increase is likely to be material, although no assurances can be given.

We have experienced recent changes in management. Changes in management and other key personnel have the potential to disrupt our business, and any such disruption could adversely affect our revenue growth in future periods, especially in the near term as we execute our Management Transition plan.

Gross Profit

Our cost of revenue for Fiscal 2021 was $5.7 million and included $747 thousand of restructuring inventory charge. Excluding this non-cash charge, the gross margin for Fiscal 2021 was 36%. Our cost of revenue for Fiscal 2020 was $2.6 million resulting in a gross margin of 34%. During the third quarter ended September 30, 2021, we began production of our new generation BolaWrap 150 product with different material inputs and manufacturing processes such that historical margins may not be indicative of future margins. We have limited warranty cost experience and estimated future warranty costs can impact our gross margins.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense increased by $8.6 million during Fiscal 2021, when compared to Fiscal 2020. The largest driver of this increase was related to an increase of $2.6 million in share-based compensation, of which $1.5 million was for director compensation, and the remaining $1.1 million was related to incentive for management and employees.

We continue to invest in our marketing and promotion, which augments the media attention we receive from external sources, such as news broadcasts. During Fiscal 2021, we incurred increases of $325 thousand related to public relations initiatives and $111 thousand related to digital marketing campaigns. Costs related to advertising and promotional products remained flat from Fiscal 2020.

For Fiscal 2021, our public reporting expense increased by $1.56 million. This includes $818 thousand in connection with actions by a former executive officer/shareholder seeking changes in the composition of our Board of Directors and candidates to stand for election at the 2021 Annual Shareholders’ Meeting, changes to the Executive Chairman position, and related matters. There were no comparable costs in 2020. This matter was settled in March 2021, and we do not expect additional costs.

Other SG&A expense increases included a $2.8 million increase in cash compensation, recruiting and consultancy costs resulting from our growth in personnel over the prior year. In addition, our travel expense related to sales, demonstrations and training increased by $523 thousand as a result of resumption of travel by sales and training personnel. In the second and third quarters of 2020, we had virtually no travel due to the COVID-19 pandemic and the various travel restrictions that were in place. Despite the growth in 2021, we are still well below historical norms for our travel expense but expect travel expense to increase as international travel restrictions ease.

In 2022, we expect to monitor and control the amount of resources we expend on the marketing and selling of our products, training distributors and customers and administratively supporting our operations to respond to increased opportunities, but amounts could vary depending on sales levels, the impact of the COVID-19 pandemic and other factors outside of our control. We expect increased administrative costs due to costs associated with the Management Transition but cannot estimate such costs at this time.

Research and Development Expense

Research and development expense increased by $3.4 million for Fiscal 2021, when compared to Fiscal 2020. We incurred a $518 thousand period over period increase in non-cash share-based compensation expense allocated to research and development expense as a result of new award grants and vesting timing. The increase in costs during the Fiscal 2021 compared to the prior year included a $758 thousand increase in cash compensation costs resulting from an increase in headcount primarily associated with product development. Outside consulting costs increased by $1.2 million and prototype related costs increased by $570 thousand for Fiscal 2021, primarily due to costs related to the new generation BolaWrap 150 product, initiatives to develop new products, and increased development of virtual reality scenarios. We expect our research and development costs to remain at current levels despite our plans to increase personnel, as the increase in personnel costs is expected to be offset by lower costs for outside resources due to the substantial completion of BolaWrap 150 and a focus on controlling spending on new research initiatives.

Net Loss

Loss from operations during Fiscal 2021 increased by $11.4 million when compared to Fiscal 2020, resulting primarily from increased share-based compensation and increased operating costs due to increased personnel, marketing and selling, public company costs, and supporting activities. We also incurred a one-time non-cash product line exit expense of $747 thousand during the period that we do not expect to recur.

Liquidity and Capital Resources

Overview

We have experienced net losses and negative cash flows from operations since our inception. As of December 31, 2021, we had cash and cash equivalents of $4.9 million, short-term investments of $30 million, positive working capital of $38 million and had sustained cumulative losses attributable to stockholders of $49.8 million. We believe that our cash on hand and short-term investments will sustain our operations for at least the next twelve months from the date of this Report.

During Fiscal 2021, we received $13.7 million of proceeds from the exercise of previously issued stock purchase warrants and from the exercise of stock options.

During Fiscal 2020, we received $11.7 million of net proceeds resulting from the consummation of a registered offering of our Common Stock in June 2020, $25.9 million of net proceeds from the exercise of previously issued warrants and stock options and obtained $414 thousand in proceeds from a loan issued under the Paycheck Protection Act (the "PPP Loan") (See Note 10 to the Consolidated Financial Statements of this Report).

Our primary source of liquidity to date has been funding from our stockholders from the sale of equity securities and the exercise of derivative securities, consisting of options and warrants. We expect our primary source of future liquidity will be from the sale of products, exercise of stock options and warrants and if required from future equity or debt financings.

Capital Requirements

Due in part to the volatility caused by COVID-19, we do not have a high degree of confidence in our estimates for our future liquidity requirements or future capital needs, which will depend on, among other things, capital required to grow product revenues and the staffing and support requirements, as well as the timing and amount of future revenue and product costs. We anticipate that demands for operating and working capital may grow depending on decisions on staffing, development, production, marketing, training and other functions and based on other factors outside of our control. We believe we have sufficient capital to sustain our operations for the next twelve months.

Our future capital requirements, cash flows and results of operations could be affected by, and will depend on, many factors, some of which are currently unknown to us, including, among other things:

●	The impact and effects of the global outbreak of the COVID-19 pandemic, and other potential pandemics or contagious diseases or fear of such outbreaks, and geopolitical conflicts;
●	Decisions regarding staffing, development, production, marketing and other functions;
●	The timing and extent of market acceptance of our products;
●	Costs, timing and outcome of planned production and required customer and regulatory compliance of our products;
●	Costs of preparing, filing and prosecuting our patent applications and defending any future intellectual property-related claims;
●	Costs and timing of additional product development;
●	Costs, timing and outcome of any future warranty claims or litigation against us associated with any of our products;
●	Ability to collect accounts receivable; and
●	Timing and costs associated with any new financing.

Principal factors that could affect our ability to obtain cash from external sources including from exercise of outstanding warrants and options include:

●	Volatility in the capital markets; and
●	Market price and trading volume of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Cash Flow

Operating Activities

During Fiscal 2021, net cash used in operating activities was $18.2 million. The net loss of $24.4 million was decreased by non-cash expense of $7.2 million, consisting primarily of share-based compensation expense of $5.4 million, restructuring inventory charges of $747 thousand, depreciation and amortization expense of $478 thousand, and shares issued for services of $239 thousand. Other major component changes using operating cash included an increase of $2.1 million in accounts receivable, and an increase in prepaid expense of $109 thousand. A decrease in inventories of $559 thousand, an increase in accounts payable and accrued expense of $492 thousand, and an increase of $249 thousand in deferred revenue reduced the cash used in operating activities.

During Fiscal 2020, net cash used in operating activities was $12.2 million. The net loss of $12.6 million was decreased by non-cash expense of $2.1 million consisting primarily of share-based compensation expense of $2.2 million less debt forgiveness income of $417 thousand related to the PPP loan. Other major component changes using operating cash included an increase of $1.7 million in accounts receivable, an increase in inventories of $343 thousand, a $342 thousand decrease in customer deposits and a $508 thousand increase in prepaid expense and other current assets. An increase of $825 thousand in accounts payable and an increase of $493 thousand in accrued liabilities reduced the cash used in operating activities.

Investing Activities

During Fiscal 2021, we used $55 million of cash to purchase short-term investments and had proceeds from maturities of short-term investments of $50 million.

During Fiscal 2020, we used $35 million of cash to purchase short-term investments and we had proceeds from maturities of short-term investments of $10 million.

We used $995 thousand and $249 thousand of cash for the purchase of property and equipment during Fiscal 2021 and Fiscal 2020, respectively. We invested $187 thousand and $129 thousand in patents during Fiscal 2021 and Fiscal 2020, respectively. During Fiscal 2020, we purchased $543 thousand of indefinite life intangible assets and software and paid $210 thousand for the first installment of the NSENA acquisition.

Financing Activities

During Fiscal 2021, we received $12 million from previously issued stock purchase warrants, $1.7 million in proceeds from the exercise of previously issued stock options and paid $275 thousand in debt relating to the December 2020 acquisition of NSENA.

During Fiscal 2020, we received $11.7 million of net proceeds resulting from a registered offering of our Common Stock in June 2020, $25.9 million of net proceeds from the exercise of previously issued warrants and stock options and $414 thousand in proceeds from a PPP Loan.

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

In January 2022 we extended our facility lease for three years through July 2025 and we are committed to aggregate lease payments on the lease of $107 thousand in 2022, $121 thousand in 2023, $126 thousand in 2024 and $75 thousand in 2025.

At December 31, 2021 we were committed for approximately $1.5 million for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

On January 24, 2022, we announced a Management Transition plan and entered into consulting agreements with LW Varner as our interim CEO, and Lawrence Hirsch as our interim financial consultant. Pursuant to the consulting agreements, unless earlier terminated, we are obligated for aggregate consulting payments of $225 thousand through April 17, 2022 and up to $75 thousand of share-based compensation plus travel costs and expenses.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2021, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021 and, based on this evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2021, based on the framework and criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2021

This Annual Report does not include an attestation report of the Company’s registered public accounting firm because the Company is an “emerging growth company” under the JOBS Act. An attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is also not required for smaller reporting companies.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2021 (the “Proxy Statement”), which must be filed no later than 120 days after the close of the fiscal year ended December 31, 2021, pursuant to Regulation 14A.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the SEC on or before April 30, 2022.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the SEC on or before April 30, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before April 30, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the SEC on or before April 30, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the SEC on or before April 30, 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as a part of this report:
(1) Index to Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID: 89)	F-2
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2021 and 2020	F-4
Statements of Stockholders’ Equity for the Years Ended December 31, 2021 and 2020	F-5
Statements of Cash Flows for the Years Ended December 31, 2021 and 2020	F-6
Notes to Financial Statements	F-7

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

10.17

Cooperation Agreement by and between the Company and Elwood G. Norris and certain of his affiliates dated March 4, 2021. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on March 9, 2021.

10.18	Amendment No. 3 to the Wrap Technologies, Inc. 2017 Equity Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8, filed on November 5, 2021.
10.19	Separation Agreement between the Company and Mr. Smith, dated January 24, 2022. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on January 26, 2022.
10.20	Consulting Agreement between the Company and LWV Consulting, LLC, dated January 24, 2022. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on January 26, 2022.
10.21	Consulting Agreement between the Company and LRHIRSH, LLC, dated January 24, 2022. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on January 26, 2022.
14.1	Code of Ethics of the Registrant Applicable to Directors, Officers and Employees. Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K, filed on March 4, 2021.
21.1	Subsidiaries of Wrap Technologies, Inc. Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed on March 4, 2021.
23.1	Consent of Independent Registered Public Accounting Firm - Rosenberg Rich Baker Berman, P.A. *
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
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

* Filed concurrently herewith.

+ Management contract or compensatory plan or arrangement.

WRAP TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Wrap Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wrap Technologies, Inc. (the “Company”) as of December 31, 2021, and 2020, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes  (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Somerset, New Jersey

March 10, 2022

Wrap Technologies, Inc.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$4,937	$16,647
Short-term investments	29,983	24,994
Accounts receivable, net	3,859	1,871
Inventories, net	1,566	2,655
Prepaid expenses and other current assets	868	760
Total current assets	41,213	46,927
Property and equipment, net	976	357
Operating lease right-of-use asset, net	51	139
Intangible assets, net	1,982	1,397
Other assets	9	13
Total assets	$44,231	$48,833

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,779	$1,232
Accrued liabilities	824	721
Customer deposits	43	2
Deferred revenue- short term	155	16
Operating lease liability - short term	56	94
Business acquisition liability - short term	-	275
Total current liabilities	2,857	2,340

Long-term liabilities:
Deferred revenue- long term	110	-
Operating lease liability - long term	-	56
Business acquisition liability - long term	-	23
Total long-term liabilities	110	79
Total liabilities	2,967	2,419

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; none issued and outstanding	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 40,851,945 and 37,554,162 shares issued and outstanding each period, respectively	4	4
Additional paid-in capital	91,025	71,705
Accumulated deficit	(49,759)	(25,310)
Accumulated other comprehensive income (loss)	(6)	15
Total stockholders' equity	41,264	46,414
Total liabilities and stockholders' equity	$44,231	$48,833

See accompanying notes to consolidated financial statements.

Wrap Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenues:
Product sales	$7,381	$3,868
Other revenue	348	76
Total revenues	7,729	3,944
Cost of revenues
Products and services	4,987	2,601
Product line exit expense	747	-
Total cost of revenues	5,734	2,601
Gross profit	1,995	1,343

Operating expenses:
Selling, general and administrative	20,276	11,631
Research and development	6,214	2,789
Total operating expenses	26,490	14,420
Loss from operations	(24,495)	(13,077)

Other income (expense):
Investment income	31	83
Debt forgiveness income	-	417
Other	15	(3)
	46	497
Net loss	$(24,449)	$(12,580)

Net loss per basic and diluted common share	$(0.62)	$(0.37)
Weighted average common shares used to compute net loss per basic and diluted common share	39,281,620	33,846,338

Comprehensive loss:
Net loss	$(24,449)	$(12,580)
Net unrealized gain (loss) on short-term investments	(21)	15
Comprehensive loss	$(24,470)	$(12,565)

See accompanying notes to consolidated financial statements.

Wrap Technologies, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2020	29,829,916	$3	$31,923	$(12,730)	$-	$19,196
Sale of Common Stock and warrants at $6.00 per share in public offering, net of issuance costs	2,066,667	-	11,667	-	-	11,667
Common shares issued upon exercise of warrants at $3.00 per share, net of issuance costs	328,458	-	961	-	-	961
Common shares issued upon exercise of warrants at $5.00 per share, net of issuance costs	3,890,839	1	18,718	-	-	18,719
Common shares issued upon exercise of warrants at $6.00 per share, net of issuance costs	675,000	-	3,848	-	-	3,848
Common shares issued upon exercise of warrants at $6.50 per share, net of issuance costs	261,679	-	1,646	-	-	1,646
Common shares issued upon exercise of stock options	371,000	-	705	-	-	705
Common shares issued upon vesting of restricted stock units	130,603	-	-	-	-	-
Share-based compensation expense	-	-	2,237	-	-	2,237
Net unrealized gain on short-term investments	-	-	-	-	15	15
Net loss for the period	-	-	-	(12,580)	-	(12,580)
Balance at December 31, 2020	37,554,162	$4	$71,705	$(25,310)	$15	$46,414
Common shares issued upon exercise of warrants at $6.50 per share	1,661,320	-	10,798	-	-	10,798
Common shares issued upon exercise of warrants at $8.125 per share	153,692	-	1,249	-	-	1,249
Common shares issued upon exercise of stock options	915,404	-	1,678	-	-	1,678
Common shares issued upon vesting of restricted stock units	524,491	-	-	-	-	-
Common shares issued for services	42,876	-	239	-	-	239
Share-based compensation expense	-	-	5,356	-	-	5,356
Net unrealized loss on short-term investments	-	-	-	-	(21)	(21)
Net loss for the period	-	-	-	(24,449)	-	(24,449)
Balance at December 31, 2021	40,851,945	$4	$91,025	$(49,759)	$(6)	$41,264

See accompanying notes to consolidated financial statements.

Wrap Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(24,449)	$(12,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	478	163
Share-based compensation	5,356	2,237
Common shares issued for services	239	-
Product line exit expense	747	-
Debt forgiveness income	-	(417)
Gain on sale of assets	(27)	-
Warranty provision	10	30
Inventory write-offs	-	(68)
Software impairment charge	170	-
Change in contingent liability	(23)	-
Non-cash lease expense	88	122
Non-cash interest expense	-	2
Provision for doubtful accounts	123	10
Changes in assets and liabilities:
Accounts receivable	(2,111)	(1,686)
Inventories	559	(343)
Prepaid expenses and other current assets	(109)	(508)
Accounts payable	546	825
Operating lease liability	(94)	(128)
Customer deposits	41	(342)
Accrued liabilities and other	(54)	493
Warranty settlement	38	4
Deferred revenue	249	(1)
Net cash used in operating activities	(18,223)	(12,187)

Cash Flows From Investing Activities:
Purchase of short-term investments	(55,014)	(34,980)
Proceeds from maturities of short-term investments	50,005	10,000
Capital expenditures for property and equipment	(995)	(249)
Investment in patents and trademarks	(187)	(129)
Purchase of intangible assets	(750)	(543)
Business acquisition	-	(210)
Proceeds from long-term deposits	4	-
Net cash used in investing activities	(6,937)	(26,111)

Cash Flows From Financing Activities:
Sale of common stock and warrants	-	12,400
Offering costs paid on sale of common stock and warrants	-	(733)
Proceeds from exercise of warrants	12,047	26,191
Offering costs paid on exercise of warrants	-	(1,016)
Proceeds from exercise of stock options	1,678	705
Proceeds from bank note	-	414
Repayment of debt	(275)	-
Net cash provided by financing activities	13,450	37,961

Net decrease in cash and cash equivalents	(11,710)	(337)
Cash and cash equivalents, beginning of period	16,647	16,984
Cash and cash equivalents, end of period	$4,937	$16,647

Supplemental Disclosure of Non-Cash Investing
and Financing Activities:
Business acquisition liability	$-	$298
Business acquisition cost in deferred revenue	$-	$15
Change in unrealized gain on short-term investments	$(21)	$15

See accompanying notes to consolidated financial statements.

Wrap Technologies, Inc.
Notes to Consolidated Financial Statements
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

Principles of Consolidation

The Company has one wholly-owned subsidiary, Wrap Reality, Inc. formed in December 2020 (see Note 3) that sells a virtual reality training system primarily targeting law enforcement agencies. The consolidated financial statements include the accounts of this subsidiary after elimination of intercompany transactions and accounts.

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions (e.g., share-based compensation valuation, allowance for doubtful accounts, valuation of inventory and intangible assets, warranty reserve, accrued costs, valuation allowance related to deferred tax assets and recognition and measurement of contingencies) that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates

.

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

Concentration of Suppliers – The Company assembles its BolaWrap products in-house using components and subassemblies from a limited number of suppliers and contract suppliers. In particular, a single supplier is currently the sole manufacturer of the BolaWrap battery assembly and another single supplier is the sole manufacturer of the propulsion component for BolaWrap cassettes. Other parts are sole sourced from other suppliers. If supplier shortages or logistic delays occur, or quality problems arise, production schedules could be significantly delayed or costs significantly increased, which could in turn have a material adverse effect on the Company’s financial condition, results of operation and cash flows.

Impact of COVID-19 – In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in China. In March 2020, the World Health Organization declared the outbreak as a pandemic. The extent to which the coronavirus impacts our operations will continue to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread of the coronavirus globally and emergence of new strains could adversely impact our operations, including our manufacturing, logistics and supply chain. Our operations could be negatively affected if employees are quarantined as the result of exposure to a contagious illness. Similarly, travel restrictions resulting from the rapid spread of contagious illnesses may have a material adverse effect on our business and results of operations.

Wrap Technologies, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share and share amounts)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in Money Market Funds and United States (“U.S.”) Treasury bills and are stated at fair value.

Short-Term Investments

The Company’s short-term investments consist of U.S. Treasury bills with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date. As of December 31, 2021, all of the Company’s short-term investments were classified as available-for-sale and are carried at estimated fair value with any unrealized gains and losses, unrelated to credit loss factors, included in other comprehensive income in our consolidated statements of stockholders’ equity.

We adopted Accounting Standards Codification (“ASC”) Topic 326 issued by the Financial Accounting Standards Board (“FASB”) effective January 1, 2020, and applied the credit loss guidance related to short-term investments prospectively as we had no historical short-term investments. Because we do not have any history of losses for our short-term investments, our expected loss allowance methodology is developed using published or estimated credit default rates for similar investments and current and future economic and market conditions. Any unrealized losses related to credit loss factors are recorded through an allowance for credit losses in other (expense) income, in our consolidated statements of operations, rather than as a reduction to the amortized cost basis in other comprehensive (loss) income, when a decline in fair value has resulted from a credit loss. We determine realized gains or losses on the sale of investments on a specific identification method, and record such gains or losses as other (expense) income, in our consolidated statements of operations. We did not record a credit loss reserve for short-term investments during the years ended December 31, 2021 and 2020.

Share-Based Compensation

The Company follows the fair value recognition provisions issued by the FASB in ASC Topic 718, Stock Compensation (“ASC 718”) and has adopted Accounting Standards Update (“ASU”) 2018-07 for share-based transactions with non-employees. Share-based compensation expense recognized during 2021 and 2020 includes stock option and restricted stock unit compensation expense. The grant date fair value of stock options is determined using the Black-Scholes option-pricing model. The grant date is the date at which an employer and employee or non-employee reach a mutual understanding of the key terms and conditions of a share-based payment award. The Black-Scholes option-pricing model requires inputs including the market price of the Company’s Common Stock on the date of grant, the term that the stock options are expected to be outstanding, the implied stock volatilities of several publicly-traded peers over the expected term of stock options, risk-free interest rate and expected dividend. Each of these inputs is subjective and generally requires significant judgment to determine. The grant date fair value of restricted stock units is based upon the market price of the Company’s Common Stock on the date of the grant. We determine the amount of share-based compensation expense based on awards that we ultimately expect to vest and account for forfeitures as they occur. The fair value of share-based compensation is amortized to compensation expense over the vesting term.

Loss per Share

Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per common share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential Common Stock instruments outstanding to be antidilutive. Stock options, restricted stock units and warrants exercisable or issuable for a total of 5,596,853 and 7,566,502 shares of Common Stock were outstanding at December 31, 2021 and 2020, respectively. These securities are not included in the computation of diluted net loss per common share for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

Accounts Receivable and Allowance for Credit Losses

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The expected credit losses are developed using an estimated loss rate method that considers historical collection experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The estimated loss rates are applied to accounts receivables with similar risk characteristics such as the length of time the balance has been outstanding and the location of the customer. In certain instances, the Company may identify individual accounts receivable assets that do not share risk characteristics with other accounts receivables, in which case the Company records its expected credit losses on an individual asset basis. If an accounts receivable asset is evaluated on an individual basis, the Company excludes those assets from the portfolios of accounts receivables evaluated on a collective basis.

At December 31, 2021 and 2020, the Company had an allowance for credit losses related to accounts receivable of $134 and $10, respectively. If a major customer’s creditworthiness deteriorates, or actual defaults exceed our historical experience, such estimates could change and impact our future reported financial results.

Wrap Technologies, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share and share amounts)

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

At December 31, 2021 and 2020 the Company had no reserve for obsolescence.

Property, Equipment and Depreciation

Property and equipment is stated at cost. Depreciation on property and equipment is computed over the estimated useful lives of three years using the straight-line method. On any retirement or disposition of property and equipment, the related cost and accumulated depreciation or amortization is removed and a gain or loss recorded.

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

Intangible Assets

Intangible assets consisted of (a) capitalized legal fees and filing costs related to obtaining patents and trademarks, (b) customer agreements, tradenames, software, non-solicitation and non-compete agreements acquired in business combinations and valued at fair value at the acquisition date, (c) purchased software, and (d) the purchase cost of indefinite-lived website domains. The estimated useful lives of identifiable intangible assets with definite useful lives have been estimated to be between one and twenty years. Purchased website domain costs with an indefinite useful life are not subject to amortization, but are subject to an annual impairment test, by comparing their carrying amount with their corresponding fair value. For any given intangible asset with an indefinite useful life, if its fair value exceeds its carrying amount no impairment loss shall be recognized.

The carrying value of intangibles is periodically reviewed and impairments, if any, are recognized when the future undiscounted cash flows realized from the assets is less than its carrying value.

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. An impairment charge of $170 for purchased software was recorded in 2021. The Company did not recognize any other impairment loss during the years ended December 31, 2021 and 2020.

Classification and Valuation of Warrants

The Company accounts for warrants as either equity or liabilities based upon the characteristics and provisions of each particular instrument. Warrants valued and classified as equity are recorded as additional paid-in capital based on the issue date fair value and no further adjustment to valuation is made. As of December 31, 2021, the Company has no warrants or other derivative financial instruments that require separate accounting as liabilities and periodic revaluation.

Advertising and Promotion Costs

Advertising costs are charged to expense as incurred and were $145 and $287 for the years ended December 31, 2021 and 2020, respectively. The Company also incurred product promotion costs for demonstration products delivered to prospective customers of $924 and $747 for the years ended December 31, 2021 and 2020, respectively. Advertising and promotion costs are included in selling, general and administrative expenses in the accompanying statements of operations.

Wrap Technologies, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share and share amounts)

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

Research and Development Costs

Research and development costs are expensed as incurred.

Contract Manufacturers

The Company employs contract manufacturers for production of certain components and sub-assemblies. The Company may provide parts and components to such parties from time to time but recognizes no revenue or markup on such transactions.

Leases

The Company adopted ASC Topic 842, Leases (“Topic 842”) on January 1, 2019. In accordance with the guidance in Topic 842, the Company recognizes lease liabilities and corresponding right-of-use-assets for all leases with terms of greater than 12 months. Leases with a term of 12 months or less will be accounted for in a manner similar to the guidance for operating leases prior to the adoption of Topic 842. Refer to Note 9, Leases for more information.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenues. Shipping and handling costs invoiced to customers are included in revenue. Actual shipping and handling costs were $167 and $75 for the years ended December 31, 2021 and 2020, respectively. Actual revenues from shipping and handling were $88 and $63 for the years ended December 31, 2021 and 2020, respectively.

Exit Activity Expense

During 2021 the Company recorded $747 of product line exit costs related to the wind down and closure of the BolaWrap 100 product line related to a shift in production efforts to a new BolaWrap 150 generation product requiring new tooling, new production equipment and processes and additional licensing. These non-cash inventory costs included end of life raw material write offs of $641 and tooling retirement costs of $106.

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

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenues are recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. The warranty reserve was $96 and $48 at December 31, 2021 and 2020. Actual warranty costs could differ from estimates.

Wrap Technologies, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share and share amounts)

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

Income Taxes

No income tax expense was recorded for the periods ended December 31, 2021 and 2020 due to losses incurred. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.

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

Recently Issued Accounting Guidance

Adopted First Quarter of 2021:

In  December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. We adopted ASU 2019-12 in the first quarter ended March 31, 2021 and it did not have a significant impact on our financial statements.

Other Pronouncements:

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (“Subtopic 470-20”) and Derivatives and Hedging—Contracts in Entity’s Own Equity “(Subtopic 815-40”): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

In May 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842), Lessors - Certain Leases with Variable Lease Payments. This ASU addresses an issue related to a lessor's accounting for certain leases with variable lease payments. The amendments in this Update affect lessors with lease contracts that (1) have variable lease payments that do not depend on a reference index or a rate and (2) would have resulted in the recognition of a selling loss at lease commencement if classified as a sales-type lease or a direct financing lease. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The Company does not expect that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08 (“ASU No. 2021-08”), Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The amendments in this update should be applied prospectively and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

The Company has reviewed other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoptions of any such pronouncements will be expected to cause a material impact on its financial condition or the results of operations.

Wrap Technologies, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share and share amounts)

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

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced and a receivable is recorded. A contract asset is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. At December 31, 2021 the Company’s deferred revenue totaled $265 including $172 related to virtual reality training and $67 related to extended warranties. At December 31, 2020 the Company’s deferred revenue totaled $16, of which $14 related to virtual reality training and $2 related to extended warranties.

The Company may also receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability.

The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the recognition timing of the revenue for any such underlying performance obligations. The Company had no such assets at December 31, 2021 and December 31, 2020. The Company will apply the practical expedient to expense any sales commissions related to performance obligations with an amortization of one year or less when incurred within selling, general and administrative expense.

Estimated costs for the Company’s standard one-year warranty are charged to cost of products sold when revenue is recorded for the related product. Royalties are also charged to cost of products sold.

Wrap Technologies, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share and share amounts)

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

The Company paid to NSENA cash consideration of $210 and recorded a short-term business acquisition liability of $275. The liability was paid $100 by March 15, 2021, $100 by June 15, 2021 and $75 by September 15, 2021. In addition, the Company assumed a $15 liability for unearned revenues. As additional earn-out consideration, the Company agreed to pay NSENA contingent revenue-based consideration based on certain specific prospects that became customers before September 30, 2021. The fair value of the contingent consideration was determined as a $23 additional business acquisition liability but was revalued to $0 in the third quarter of 2021 resulting in a $23 gain included in other income.

The acquisition was accounted for under the acquisition method of accounting. Under acquisition accounting, the acquired tangible and intangible assets and liabilities of NSENA were recorded at their respective fair values. The following table summarizes the estimates of fair value of the assets acquired and liabilities assumed on December 14, 2020:

Equipment	$10
Software	460
Customer contracts	40
Tradenames	2
Noncompete agreements	10
Deferred revenue	(15)
Total consideration	$507

A portion of the fair value of the consideration transferred was assigned to identifiable intangible assets as follows:

Description	Useful life in years	Fair Value
Software	5	$460
Customer contracts	1	40
Tradenames	1	2
Noncompete agreements	2	10
Total acquired intangible assets		$512

Wrap Technologies, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share and share amounts)

All assets acquired were determined to be finite-lived intangible assets and are being amortized on a straight-line basis over their estimated useful life with no residual value.

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

Wrap Technologies, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share and share amounts)

The following table shows the Company’s cash and cash equivalents, Money Market Funds and short-term investments by significant investment category as of  December 31, 2021 and 2020.

	As of December 31, 2021
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$1,670	$-	$-	$1,670
U.S. Treasury securities considered cash equivalents	-	-	-	-
U.S. Treasury securities in short-term investments	29,989	-	(6)	29,983
Total Financial Assets	$31,659	$-	$(6)	$31,653

	As of December 31, 2020
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$6,035	$-	$-	$6,035
U.S. Treasury securities considered cash equivalents	9,998	-	-	9,998
U.S. Treasury securities in short-term investments	24,979	15	-	24,994
Total Financial Assets	$41,012	$15	$-	$41,027

Unrealized gains or losses resulting from our short-term investments are recorded in accumulated other comprehensive gain or loss. During the year ended December 31, 2021 and 2020, $(21) and $15 was recorded to accumulated other comprehensive loss and gain, respectively.

Our financial instruments also include accounts receivable, accounts payable, accrued liabilities and business acquisition liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheets.

5.	INVENTORIES, NET

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. Inventories consisted of the following:

	December 31,
	2021	2020
Finished goods	$1,027	$1,249
Work in process	2	64
Raw materials	537	1,342
Inventories - net	$1,566	$2,655

As part of product line exit costs (see Note 1) end of life raw material costs aggregating $621 were written off during the year ended December 31, 2021. During the year ended December 31, 2020 the Company wrote off $68 of raw material and scrap parts primarily due to startup production, model changes and improvements.

Wrap Technologies, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share and share amounts)

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,
	2021	2020
Production and lab equipment	$500	$148
Tooling	273	81
Computer equipment	467	180
Furniture, fixtures and improvements	176	165
	1,416	574
Accumulated depreciation	(440)	(217)
Property and equipment, net	$976	$357

Depreciation expense was $297 and $144 for the years ended December 31, 2021 and 2020, respectively. As part of product line exit costs (see Note 1) unamortized production tooling costs of $106 were written off in the second quarter of 2021.

7. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	December 31,
	2021	2020
Amortizable intangible assets:
Patents	$416	$280
Trademarks	134	84
Software	1,212	662
Other	50	50
	1,812	1,076
Accumulated amortization	(174)	(23)
Total amortizable	1,638	1,053
Indefinite life assets (non-amortizable)	344	344
Total intangible assets, net	$1,982	$1,397

Amortization expense was $182 and $18 for the years ended December 31, 2021 and 2020, respectively. An additional impairment charge of $170 for purchased software was recorded in the second quarter of 2021.

At December 31, 2021, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following:

2022	$261
2023	256
2024	256
2025	251
2026	164
Thereafter	450
Total estimated amortization expense	$1,638

Wrap Technologies, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share and share amounts)

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $228 and $53 due to related party Syzygy Licensing, LLC (“Syzygy”) as of December 31, 2021 and 2020, respectively. Accounts payable at December 31, 2020 also included $10 due to related party V3 Capital Partners, LLC.

Accrued liabilities consist of the following:

	December 31,
	2021	2020
Patent and legal costs	$28	$65
Accrued compensation	628	563
Warranty costs	96	48
Taxes and other	72	45
	$824	$721

Accrued compensation includes $305 and $563 in employee bonuses and commissions payable at December 31, 2021 and 2020, respectively.

9. LEASES

The Company determines if an arrangement is a lease at inception. The guidance in Topic 842 defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Operating lease ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. The Company’s leases do not provide an implicit rate. Due to a lack of financing history or ability, the Company uses an estimate of low-grade debt rate published by the Federal Reserve Bank as its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The ROU asset includes any lease payments made and excludes lease incentives and initial direct costs incurred.

For leases beginning on or after January 1, 2019, lease components are accounted for separately from non-lease components for all asset classes. The Company’s leases may contain renewal provisions and escalating rental clauses and generally require the Company to pay utilities, insurance, taxes and other operating expenses. The renewal provisions of the existing lease agreement was not included in the determination of the operating lease liabilities and the ROU assets.

At December 31, 2021 the Company was party to one operating leases for office and production facilities under an agreement that expires in July 2022. The Company has elected the short-term lease exemption such that the new lease standard was applied to leases greater than one year in duration. Leases with an initial term of twelve months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

Amortization of ROU operating lease assets was $88 and $122 for the years ended December 31, 2021 and 2020, respectively.

Operating lease expense for capitalized operating leases included in operating activities was $95 and $137 for the years ended December 31, 2021 and 2020, respectively. Operating lease obligations recorded on the balance sheet at December 31, 2021 are:

Operating lease liability- short term	$56
Operating lease liability - long term	-
Total Operating Lease Liability	$56

Wrap Technologies, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share and share amounts)

Future lease payments included in the measurement of lease liabilities on the balance sheet at December 31, 2021 for future periods are as follows:

2022	$57
Total future minimum lease payments	57
Less imputed interest	(1)
Total	$56

The weighted average remaining lease term is 0.6 years and the weighted average discount rate is 7%. Variable lease payments totaled $29 and are comprised of taxes and other miscellaneous costs.

The Company did not have any short-term lease expense during the years ended December 31, 2021 and December 31, 2020. The Company does not have any finance leases.

10.	DEBT

The Company’s debt at December 31, 2021 and 2020 included operating lease liabilities (see Note 9). The Company’s debt at December 31, 2020 also included business acquisition liabilities (see Note 3).

On May 1, 2020, the Company received loan proceeds of $414 from Bank of America, N.A. (the “Lender”), as a potentially forgivable loan (the “PPP Loan”) from the U.S. Small Business Administration pursuant to the Paycheck Protection Program (the “PPP”) enacted by Congress under Division A, Title 1 of the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the “CARES Act”), which was enacted March 27, 2020. The PPP Loan was in the form of a two-year Promissory Note dated May 1, 2020 payable to the Lender (the “PPP Note”), bearing interest at a rate of 1% per annum.

Under the terms of the CARES Act, the Company subsequently applied for and in December 2020 was granted forgiveness for the PPP Loan plus interest. The Company’s PPP Loan in the amount of $414 and accrued interest was forgiven in full by the Small Business Administration. The Company recognized $417 in debt forgiveness income as a result of the forgiveness.

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

Wrap Technologies, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share and share amounts)

Summary of Stock Purchase Warrants

The following table summarizes warrant activity during the years ended December 31, 2020 and 2021:

	Number	Average Price Per Share
Shares purchasable under outstanding warrants at January 1, 2020	6,620,620	$5.41
Stock purchase warrants issued	2,066,667	$6.00
Stock purchase warrants exercised	(5,155,976)	$5.08
Stock purchase warrants expired	(324,401)	$5.00
Shares purchasable under outstanding warrants at December 31, 2020	3,206,910	$6.36
Stock purchase warrants issued	-	-
Stock purchase warrants exercised	(1,815,012)	$6.64
Stock purchase warrants expired	(231)	$7.58
Shares purchasable under outstanding warrants at December 31, 2021	1,391,667	$6.00

During the year ended December 31, 2020 the Company received gross proceeds of $26,190 from the exercise of 5,155,976 warrants and paid $1,017 as an agent fee to facilitate exercise of certain warrants resulting in net proceeds of $25,174. Elwood Norris was a Company officer at the time he exercised 333,334 of these warrants at $5.00 per share for cash of $1,667.

During the year ended December 31, 2021 the Company received proceeds of $12,047 from the exercise of 1,815,012 warrants.

The Company has outstanding Common Stock purchase warrants as of December 31, 2021 as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Purchase Warrants	1,391,667	$6.00	June 1, 2022

12.	SHARE-BASED COMPENSATION

On March 31, 2017, the Company adopted, and the stockholders approved, the 2017 Stock Incentive Plan (the “Plan”) authorizing 2,000,000 shares of Company Common Stock for issuance as stock options and restricted stock units to employees, directors or consultants. In May 2019, the stockholders ratified an increase in the Plan authorizing an additional 2,100,000 shares of Common Stock and in June 2020 ratified a further authorization of 1,900,000 shares of Common Stock for a total of 6,000,000 shares subject to the Plan. In June 2021, the stockholders ratified an increase in the 2017 Stock Incentive Plan authorizing an additional 1,500,000 shares of Common Stock to a total of 7,500,000 shares. At December 31, 2021 there were 1,380,816 shares of Common Stock available for grant under the Plan.

The Company generally recognizes share-based compensation expense on the grant date and over the period of vesting or period that services will be provided.

Wrap Technologies, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share and share amounts)

Stock Options

The following table summarizes stock option activity for the years ended December 31, 2020 and 2021:

		Weighted Average
	Options on		Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding January 1, 2020	2,928,750	$2.96	3.71
Granted	1,423,836	$6.66	-
Exercised	(371,000)	$1.90	-
Forfeited, cancelled, expired	(50,000)	$3.00	-
Outstanding December 31, 2020	3,931,586	$4.41	4.80
Granted	1,254,500	$5.33
Exercised	(915,404)	$1.83
Forfeited, cancelled, expired	(334,799)	$5.14
Outstanding December 31, 2021	3,935,883	$5.24	4.79	$1,608
Exercisable December 31, 2021	2,415,063	$5.19	2.44	$1,608

All outstanding options at December 31, 2021 are service-based options.

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted. The following table summarizes the assumptions used to compute the fair value of options granted to employees and non-employees:

	For the Year Ended
	December 31,
	2021	2020
Expected stock price volatility	50%	47%
Risk-free interest rate	0.90%	0.38%
Expected dividend yield	0%	0%
Expected life of options - years	5.74	5.64
Weighted-average fair value of options granted	$2.57	$2.90

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

Wrap Technologies, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share and share amounts)

The following table summarizes information about stock options outstanding at December 31, 2021:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$1.50 - 3.61	652,750	1.32	$1.61	652,750	$1.61
$3.85 - 5.775	2,638,133	5.83	$5.20	1,373,564	$5.33
$5.88 - 8.82	295,000	8.45	$6.58	38,749	$6.34
$11.22	350,000	0.33	$11.22	350,000	$11.22

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

The following table summarizes RSU activity under the Plan for the years ended December 31, 2020 and 2021:

		Weighted Average	Weighted Average
	Service-Based	Grant Date	Vesting
	RSU's	Fair Value	Period (Years)
Unvested at January 1, 2020	308,087	$6.77	3.0
Granted - service based	310,874	$6.02
Granted - performance based	35,211	$4.26
Vested	(144,687)	$5.17
Forfeited and cancelled	(81,479)	$6.47
Unvested at December 31, 2020	428,006	$6.13	2.3
Granted - service based	398,662	$5.59
Vested	(524,491)	$5.55
Forfeited and cancelled	(32,874)	$6.10
Unvested at December 31, 2021	269,303	$6.47	2.0

Share-Based Compensation Expense

The Company recorded share-based compensation in its statements of operations for the relevant periods for options and RSUs as follows:

	For the Year Ended
	December 31,
	2021	2020
Selling, general and administrative	$4,558	$1,957
Research and development	798	280
Total share-based expense	$5,356	$2,237

As of December 31, 2021, total estimated compensation cost of stock options granted and outstanding but not yet vested was $3.0 million which is expected to be recognized over the weighted average period of 2.2 years. As of December 31, 2021, total estimated compensation cost of RSUs granted and outstanding but not yet vested was $1.4 million which is expected to be recognized over the weighted average period of 2.0 years.

Wrap Technologies, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share and share amounts)

13. COMMITMENTS AND CONTINGENCIES

Facility Leases

See Note 9.

Related Party Technology License Agreement

The Company is obligated to pay royalties and development and patent costs pursuant to an exclusive Amended and Restated Intellectual Property License Agreement dated as of September 30, 2016 with Syzygy, a company owned and controlled by stockholder/consultant Mr. Elwood Norris and stockholder/officer Mr. James Barnes. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000,000 in royalties or until September 30, 2026, whichever occurs earlier. The Company recorded $278 and $143 for royalties incurred during the years ended December 31, 2021 and 2020, respectively.

Purchase Commitments

At December 31, 2021 the Company was committed for approximately $1,466 for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

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

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding firearms that arises in the ordinary course of its business.

Litigation

Securities Litigation

On November 15, 2021, the Hon. Dolly M. Gee of the United States District Court for the Central District of California (the “Court”) granted the motion to dismiss filed by the Company, David Norris (“Norris”), James A. Barnes (“Barnes”), Thomas Smith (“Smith”), Mike Rothans (“Rothans”) and Marc Thomas (“Thomas”) (collectively, “Defendants”) in the action captioned In re Wrap Technologies, Inc. Securities Exchange Act Litigation (the “Securities Action”).  The Court granted Defendants’ motion on the grounds that the complaint failed to identify any statement by Defendants that was either false or made with scienter. Concurrently, the Court granted Plaintiff leave to file a second amended complaint on or before December 6, 2021, noting that a failure to file a second amended complaint by that date would result in dismissal of the Securities Action with prejudice. On December 20, 2021, following Plaintiff’s failure to file a second amended complaint, the Court dismissed the Securities Action with prejudice.

Shareholder Derivative Litigation

On November 13, 2020, Naresh Rammohan filed a shareholder derivative action in the United States District Court for the Central District of California against Smith, Barnes, Rothans, Thomas, and Norris, as well as directors Messrs. Scot Cohen, Patrick Kinsella, Michael Parris, and Wayne Walker, alleging unjust enrichment, breach of fiduciary duty, waste of corporate assets, and contribution claims under the Securities Exchange Act of 1934, docketed as Case No. 2:20-cv-10444-DMG-PVCx (the “Rammohan Complaint”). The Company is named as a nominal defendant. On January 20, 2021, Ray Westerman filed a second derivative complaint in the same court against the same parties, alleging breach of fiduciary duty and contribution claims under the Securities Exchange Act of 1934, docketed as Case No. 2:21-cv-00550-DMG-PVCx (the “Westerman Complaint”). On January 22, 2021, Jesse Lowe filed a third derivative complaint in the same court against the same parties, alleging breach of fiduciary duty and asserting various claims under the Securities Exchange Act of 1934, docketed as Case No. 2:21-cv-00597-DMG-PVCx (the “Lowe Complaint”).

On January 27, 2021, Judge Gee entered an order to show cause why the derivative actions should not be consolidated and stayed pending the resolution of the Securities Action, given the “apparent substantial overlap” between the cases. On February 16, 2021, Judge Gee issued an order consolidating the derivative actions under the caption In re Wrap Technologies, Inc. Shareholder Derivative Litigation, Case No. 2:20-10444-DMG-PVCx, (the “Derivative Action”), and stayed the Derivative Action at least until the resolution of the Securities Action, which has been dismissed with prejudice. The Company believes that the Derivative Action is without merit and will vigorously defend against the claims raised therein.

Wrap Technologies, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share and share amounts)

14. RELATED PARTY TRANSACTIONS

Commencing in October 2017 the Company began reimbursing Mr. Elwood Norris, a consultant and stockholder of the Company, $1.5 per month on a month-to-month basis for laboratory facility costs, for an aggregate of $18 during each year ended December 31, 2021 and 2020, respectively. Mr. Norris retired as the Company’s Chief Technology Officer effective June 30, 2021 and commencing July 1 was engaged as a month-to-month consultant. A greater than 10% stockholder, Mr. Norris was paid a monthly fee of $7.5 per month for aggregate consulting payments of $45 for the six month period ended December 31, 2021.

From April 2020 through December 2020 the Company engaged V3 Capital Partners, LLC (“V3”), a company owned and controlled by Scot Cohen, the Company’s Executive Chairman, to provide certain investor, shareholder and marketing services, in consideration for the payment to V3 of $10 per month on a month-to-month basis for an aggregate of $90 during the year ended December 31, 2020. In addition, the Company paid V3 a bonus of $175 for assistance in a financing that was consummated in July 2020.

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

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for the periods presented because of operating losses since inception. As of December 31, 2021, the Company has federal net operating loss carryforwards of approximately $52,004 to reduce future taxable income. Approximately $703 will expire in 2037 with the balance having an indefinite carryforward period. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. As of December 31, 2021, management has not determined the extent of any such limitations, if any. The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions due to the generation of net operating losses and credit carryforwards.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the periods ended December 31, 2021 and 2020 applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

Wrap Technologies, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share and share amounts)

The provision for(benefit from) income taxes consist of the following:

	Year Ended December 31,
	2021	2020
Current tax benefit	$-	$-
Deferred tax benefit	6,409	3,158
Change in valuation allowance	(6,409)	(3,158)
Income tax benefit (provision)	$-	$-

A reconciliation of the provision for income taxes at the federal statutory rate of 21% to the Company’s provision for income tax is as follows:

	Year Ended December 31,
	2021	2020
Income taxes benefit computed at federal statutory rate	$5,139	$2,642
State income taxes, net of federal effect	480	216
Permanent differences and other	790	300
Change in valuation allowance	(6,409)	(3,158)
Income tax benefit (provision)	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$11,773	$5,444
Research tax credits	60	45
Stock compensation	847	542
Accruals and other	211	169
	12,891	6,200
Deferred tax liabilities:
Depreciation and other	678	396
	678	396
Net deferred tax assets	12,213	5,804
Less valuation allowance	(12,213)	(5,804)
Net deferred taxes after valuation allowance	$-	$-

In accordance with ASU 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, the Company recognizes windfall tax benefits associated with the exercise of stock options as a component of tax expense (rather than equity). Accordingly, our federal and state operating loss carryforwards include net windfall tax deductions from stock option exercises and RSU vesting of approximately $3,168 and $720 during the years ended December 31, 2021 and 2020, respectively.

Wrap Technologies, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share and share amounts)

16. MAJOR CUSTOMERS AND RELATED INFORMATION

Major Customers

For the year ended December 31, 2021, revenues from three distributors accounted for approximately 26%, 19% and 17% of revenues with no other single customer accounting for more than 10% of total revenues. Accounts receivable from three distributors accounted for 48%, 16% and 15% of net accounts receivable at December 31, 2021. For the year ended December 31, 2020, revenues from two distributors accounted for approximately 17% and 16% of revenues with no other single customer accounting for more than 10% of total revenues. These distributors accounted for 28% and 26% of net accounts receivable at December 31, 2020.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	For the Year
	Ended December 31,
	2021	2020
Americas	$3,357	$1,443
Europe, Middle East and Africa	2,385	1,046
Asia Pacific	1,987	1,455
	$7,729	$3,944

See Note 1 – Concentrations of Risks for information on reliance on suppliers.

17. SUBSEQUENT EVENTS

In January 2022 the Company extended the lease term of its Tempe Arizona office and production facility lease from July 31, 2022 to July 31, 2025. The monthly rate commencing August 1, 2022 will be $10 with 4% annual increases.

The Company has evaluated other events subsequent to December 31, 2021 through the date the accompanying financial statements were filed with the Securities and Exchange Commission and noted that there have been no other events or transactions which would affect the Company’s financial statements for the year ended December 31, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tempe, State of Arizona, on the 10th day of March 2022.

WRAP TECHNOLOGIES, INC

Date: March 10, 2022	By:	/s/ LW Varner, Jr
LW Varner, Jr
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ LW Varner, Jr	Interim Chief Executive Officer	March 10, 2022
LW Varner, Jr	(Principal Executive Officer)

/s/ James A. Barnes	Chief Financial Officer, Secretary and Treasurer	March 10, 2022
James A. Barnes	(Principal Accounting Officer)

/s/ Wayne R. Walker	Chairman of the Board	March 10, 2022
Wayne R. Walker

/s/ Scot Cohen	Director	March 10, 2022
Scot Cohen

/s/ TJ Kennedy	Director	March 10, 2022
TJ Kennedy

/s/ Michael Parris	Director	March 10, 2022
Michael Parris

/s/ Kevin Sherman	Director	March 10, 2022
Kevin Sherman

/s/Kimberly Sentovich	Director	March 10, 2022
Kimberly Sentovich