Form 10-Q
period 2022-03-31
WRAP TECHNOLOGIES, INC.
filed 2022-05-03
CIK 1702924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022 a total of 40,970,322 shares of the Registrant’s common stock, par value $0.0001, (“Common Stock”) were issued and outstanding.

WRAP TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wrap Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	March 31,
	2022	December 31,
	(unaudited)	2021
ASSETS
Current assets:
Cash and cash equivalents	$5,014	$4,937
Short-term investments	24,956	29,983
Accounts receivable, net	4,239	3,859
Inventories, net	1,870	1,566
Prepaid expenses and other current assets	735	868
Total current assets	36,814	41,213
Property and equipment, net	944	976
Operating lease right-of-use asset, net	362	51
Intangible assets, net	1,981	1,982
Other assets	11	9
Total assets	$40,112	$44,231

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,727	$1,779
Accrued liabilities	819	824
Customer deposits	-	43
Deferred revenue- short term	121	155
Operating lease liability - short term	96	56
Total current liabilities	2,763	2,857

Long-term liabilities:
Deferred revenue- long term	161	110
Operating lease liability - long term	275	-
Total long-term liabilities	436	110
Total liabilities	3,199	2,967

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; none issued and outstanding	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 40,951,197 and 40,851,945 shares issued and outstanding each period, respectively	4	4
Additional paid-in capital	92,129	91,025
Accumulated deficit	(55,191)	(49,759)
Accumulated other comprehensive income	(29)	(6)
Total stockholders' equity	36,913	41,264
Total liabilities and stockholders' equity	$40,112	$44,231

See accompanying notes to condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Product sales	$1,462	$1,427
Other revenue	137	115
Total revenues	1,599	1,542
Cost of revenues	932	937
Gross profit	667	605

Operating expenses:
Selling, general and administrative	4,606	4,978
Research and development	1,495	1,065
Total operating expenses	6,101	6,043
Loss from operations	(5,434)	(5,438)

Other income (expense):
Interest income	2	2
Other	-	7
	2	9
Net loss	$(5,432)	$(5,429)

Net loss per basic and diluted common share	$(0.13)	$(0.14)
Weighted average common shares used to compute net loss per basic and diluted common share	40,907,266	37,618,629

Comprehensive loss:
Net loss	$(5,432)	$(5,429)
Net unrealized gain (loss) on short-term investments	(23)	2
Comprehensive loss	$(5,455)	$(5,427)

See accompanying notes to condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2022	40,851,945	$4	$91,025	$(49,759)	$(6)	$41,264
Common shares issued upon exercise of stock options	50,000	-	75	-	-	75
Share-based compensation expense	-	-	1,029	-	-	1,029
Common shares issued upon vesting of restricted stock units	49,252	-	-	-	-	-
Net unrealized gain on short-term investments	-	-	-	-	(23)	(23)
Net loss for the period	-	-	-	(5,432)	-	(5,432)
Balance at March 31, 2022	40,951,197	$4	$92,129	$(55,191)	$(29)	$36,913

Balance at January 1, 2021	37,554,162	$4	$71,705	$(25,310)	$15	$46,414
Common shares issued upon exercise of stock options	75,000	-	113	-	-	113
Share-based compensation expense	-	-	859	-	-	859
Common shares issued upon vesting of restricted stock units	64,660	-	-	-	-	-
Net unrealized gain on short-term investments	-	-	-	-	2	2
Common shares issued for services	17,876	-	100	-	-	100
Net loss for the period	-	-	-	(5,429)	-	(5,429)
Balance at March 31, 2021	37,711,698	$4	$72,777	$(30,739)	$17	$42,059

See accompanying notes to condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(5,432)	$(5,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183	104
Gain on sale of assets	-	(1)
Warranty provision	12	(2)
Non-cash lease expense	24	25
Share-based compensation	1,029	859
Common shares issued for services	-	100
Provision for doubtful accounts	18	-
Changes in assets and liabilities:
Accounts receivable	(398)	(341)
Inventories	(304)	(924)
Prepaid expenses and other current assets	133	(9)
Accounts payable	(51)	1,168
Operating lease liability	(21)	(26)
Customer deposits	(43)	3
Accrued liabilities and other	37	(136)
Warranty settlement	(54)	9
Deferred revenue	17	156
Net cash used in operating activities	(4,850)	(4,444)

Cash Flows From Investing Activities:
Purchase of short-term investments	(4,996)	(25,003)
Proceeds from maturities of short-term investments	10,000	15,000
Capital expenditures for property and equipment	(81)	(160)
Investment in patents and trademarks	(69)	(56)
Investment in long-term deposits	(2)	-
Proceeds from long-term deposits	-	3
Net cash used in investing activities	4,852	(10,216)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	75	113
Repayment of debt	-	(100)
Net cash provided by financing activities	75	13

Net decrease in cash and cash equivalents	77	(14,647)
Cash and cash equivalents, beginning of period	4,937	16,647
Cash and cash equivalents, end of period	$5,014	$2,000

Supplemental Disclosure of Non-Cash Investing
and Financing Activities:
Change in unrealized gain on short-term investments	$(23)	$2
Right-of-use asset and liability recorded during period	$335	$-

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

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 10, 2022. The accompanying condensed consolidated balance sheet at December 31, 2021, has been derived from the audited consolidated balance sheet at December 31, 2021, contained in the above referenced Form 10-K. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

Where necessary, the prior year’s information has been reclassified to conform to the current year presentation.

Principles of Consolidation

The Company has one wholly-owned subsidiary, Wrap Reality, Inc. formed in  December 2020 that sells a virtual reality training system primarily targeting law enforcement agencies. The consolidated financial statements include the accounts of this subsidiary after elimination of intercompany transactions and accounts.

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

Loss per Share

Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per Common Share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential Common Stock instruments outstanding to be antidilutive. Stock options, restricted stock units and warrants exercisable or issuable for a total of 5,350,111 shares of Common Stock were outstanding at March 31, 2022. These securities are not included in the computation of diluted net loss per common share for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

Recent Issued Accounting Guidance

In  October 2021, the FASB issued ASU 2021-08 (“ASU No. 2021-08”), Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to require that an acquirer recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The amendments in this update should be applied prospectively and are effective for fiscal years beginning after  December 15, 2022, including interim periods within those fiscal years. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

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

Wrap Technologies, Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

The timing of revenue recognition  may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced, and a receivable is recorded. A contract asset is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. The Company  may receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below details the activity in our contract liabilities during the three months ended March 31, 2022.

	Customer	Deferred
	Deposits	Revenue
Balance at January 1, 2022	$43	$265
Additions, net	-	56
Transfer to revenue	(43)	(39)
Balance at March 31, 2022	$-	$282
Current portion	$-	$121
Long-term portion	$-	$161

At  March 31, 2022, the Company’s deferred revenue of $282 consisted of $170 related to virtual reality training and $112 related to BolaWrap extended warranties and services. At  December 31, 2021, the Company’s deferred revenue of $265 consisted of $172 related to virtual reality training and $67 related to extended warranties.

The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the recognition timing of the revenue for any such underlying performance obligations. The Company had no such assets at  March 31, 2022, and  December 31, 2021. The Company will apply the practical expedient to expense any sales commissions related to performance obligations with an amortization of one year or less when incurred within selling, general and administrative expense.

Estimated costs for the Company’s standard warranty, generally one-year, are charged to cost of products sold when revenue is recorded for the related product. Royalties are also charged to cost of products sold.

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

The Company’s cash equivalent Money Market Funds and short-term investments consisting of U.S. Treasury bill securities are classified as Level I because they are valued using quoted market prices.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

The following table shows the Company’s cash and cash equivalents, Money Market Funds and short-term investments by significant investment category as of  March 31, 2022, and December 31, 2021.

	As of March 31, 2022
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$3,277	$-	$-	$3,277
U.S. Treasury securities in short-term investments	24,985	-	(29)	24,956
Total Financial Assets	$28,262	$-	$(29)	$28,233

	As of December 31, 2021
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$1,670	$-	$-	$1,670
U.S. Treasury securities in short-term investments	29,989	-	(6)	29,983
Total Financial Assets	$31,659	$-	$(6)	$31,653

Unrealized gains or losses resulting from our short-term investments are recorded in accumulated other comprehensive gain or loss. During the three months ended March 31, 2022, $23 was recorded to accumulated other comprehensive loss.

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

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. Inventories consisted of the following:

	March 31,	December 31,
	2022	2021
Finished goods	$971	$1,027
Work in process	-	2
Raw materials	899	537
Inventories, net	$1,870	$1,566

Wrap Technologies, Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31,	December 31,
	2022	2021
Production and lab equipment	$500	$500
Tooling	335	273
Computer equipment	485	467
Furniture, fixtures and improvements	177	176
	1,497	1,416
Accumulated depreciation	(553)	(440)
Property and equipment, net	$944	$976

Depreciation expense was $113 and $56 for the three months ended March 31, 2022, and 2021, respectively.

6.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	March 31,	December 31,
	2022	2021
Amortizable intangible assets:
Patents	$482	$416
Trademarks	137	134
Purchased software	1,212	1,212
Other	50	50
	1,881	1,812
Accumulated amortization	(244)	(174)
Total amortizable	1,637	1,638
Indefinite life assets (non-amortizable)	344	344
Total intangible assets, net	$1,981	$1,982

Amortization expense was $70 and $48 for the three months ended March 31, 2022, and 2021, respectively.

At March 31, 2022, future amortization expense is as follows:

2022 (9 months)	$210
2023	275
2024	276
2025	271
2026	183
Thereafter	422
Total estimated amortization expense	$1,637

Wrap Technologies, Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $208 and $228 due to related party Syzygy Licensing, LLC (“Syzygy”) as of March 31, 2022, and December 31, 2021, respectively. See Notes 10, 11, 12 and 14 for additional related party information.

Accrued liabilities consist of the following:

	March 31,	December 31,
	2022	2021
Patent and legal costs	$77	$28
Accrued compensation	667	628
Warranty costs	54	96
Consulting costs	-	2
Taxes and other	21	70
Accrued liabilities	$819	$824

Accrued compensation includes $317 of future severance payments including a balance of $278 for the Company’s former CEO payable through October 2022.

Changes in our estimated product warranty costs were as follows:

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$96	$48
Warranty settlements	(54)	(9)
Warranty provision	12	19
Balance, end of period	$54	$58

8.	LEASE

The Company determines if an arrangement is a lease at inception. The guidance in Topic 842 defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Operating lease right of use (“ROU”) assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. The Company’s leases do not provide an implicit rate. Due to a lack of financing history or ability, the Company uses an estimate of low-grade debt rate published by the Federal Reserve Bank as its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The ROU asset includes any lease payments made and excludes lease incentives and initial direct costs incurred.

For leases beginning on or after  January 1, 2019, lease components are accounted for separately from non-lease components for all asset classes. On January 21, 2022, the Company’s lease was amended to extend the expiration date to July 31, 2025. Upon execution of the amendment, which was deemed a lease modification, the Company reassessed the lease liability using the discount rate determined at the modification date and recorded an additional ROU asset for the same amount. The Company’s lease contains renewal provisions and escalating rental clauses and generally require the Company to pay utilities, insurance, taxes and other operating expenses. The renewal provisions of the existing lease agreement was not included in the determination of the operating lease liabilities and the ROU assets. The Company also reassessed the lease classification and concluded that the lease continues to be an operating lease.

Amortization of ROU operating lease assets was $24 and $25 for the three months ended March 31, 2022, and 2021, respectively.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

Operating lease expense for capitalized operating leases included in operating activities was $28 and $28 for the three months ended March 31, 2022, and 2021, respectively.

Operating lease obligations recorded on the balance sheet at March 31, 2022, are:

Operating lease liability- short term	$96
Operating lease liability - long term	275
Total Operating Lease Liability	$371

Future lease payments included in the measurement of lease liabilities on the balance sheet at March 31, 2022, for future periods are as follows:

2022 (9 months)	$82
2023	121
2024	126
2025	75
Total future minimum lease payments	404
Less imputed interest	(33)
Total	$371

The weighted average remaining lease term is 3.3 years, and the weighted average discount rate is 5.0%.

The Company did not have any short-term lease expense during the three months ended March 31, 2022, or 2021. The Company does not have any finance leases.

9.	STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 150,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”).

Summary of Stock Purchase Warrants

The Company has outstanding Common Stock purchase warrants as of March 31, 2022, as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Purchase Warrants	1,391,667	$6.00	June 1, 2022

There was no warrant activity during the three months ended March 31, 2022.

10.	SHARE-BASED COMPENSATION

On  March 31, 2017, the Company adopted, and the stockholders approved, the 2017 Stock Incentive Plan (the “Plan”) authorizing 2,000,000 shares of Company Common Stock for issuance as stock options and restricted stock units to employees, directors or consultants. In  May 2019, the stockholders ratified an increase in the Plan authorizing an additional 2,100,000 shares of Common Stock and in  June 2020 ratified a further authorization of 1,900,000 shares of Common Stock for a total of 6,000,000 shares subject to the Plan. In  June 2021, the stockholders ratified an increase in the Plan authorizing an additional 1,500,000 shares of Common Stock to a total of 7,500,000 shares. At  March 31, 2022, there were 1,528,306 shares of Common Stock available for grant under the Plan.

The Company generally recognizes share-based compensation expense on the grant date and over the period of vesting or period that services will be provided. In January 2022 the Company recognized severance acceleration of $242 of share-based compensation expense resulting from the resignation of the Company’s CEO as part of a management transition plan.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2022:

		Weighted Average
	Options on		Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding January 1, 2022	3,935,883	$5.24	4.79
Granted	104,000	$3.55
Exercised	(50,000)	$1.50
Forfeited, cancelled, expired	(388,912)	$5.01
Outstanding March 31, 2022	3,600,971	$5.27	3.58	$774
Exercisable March 31, 2022	2,549,388	$2.86	2.03	$761

All outstanding options at March 31, 2022, are service-based options.

The Company uses the Black-Scholes option pricing model to determine the fair value of the options granted. The following table summarizes the assumptions used to compute the fair value of options granted to employees and non-employees:

	For the Three Months
	Ended March 31,
	2022	2021
Expected stock price volatility	49%	50%
Risk-free interest rate	1.57%	0.89%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%
Expected life of options - years	1.39	5.70
Weighted-average fair value of options granted	$1.72	$2.42

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

Wrap Technologies, Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

Restricted Stock Units

The Plan provides for the grant of restricted stock units (“RSUs”). RSUs are settled in shares of the Company’s Common Stock as the RSUs become vested. The following table summarizes RSU activity under the Plan for the three months ended March 31, 2022:

		Weighted Average	Weighted Average
	Service-Based	Grant Date	Vesting
	RSU's	Fair Value	Period (Years)
Unvested at January 1, 2022	269,303	$6.47
Granted - service based	160,779	$2.41
Vested	(49,252)	$4.72
Forfeited and cancelled	(23,357)	$4.19
Unvested at March 31, 2022	357,473	$5.03	2.05

Share-Based Compensation Expense

The Company recorded share-based compensation for options and RSUs in its statements of operations for the relevant periods as follows:

	Three Months Ended March 31,
	2022	2021
Selling, general and administrative	$894	$602
Research and development	135	257
Total share-based expense	$1,029	$859

As of March 31, 2022, total estimated compensation expense of stock options granted and outstanding but not yet vested was $1,826 which is expected to be recognized over the weighted average period of 2.2 years. As of March 31, 2022, total estimated compensation cost of RSUs granted and outstanding but not yet vested was $1,422 which is expected to be recognized over the weighted average period of 2.05 years.

Subsequent Equity Awards

On April 19, 2022, the Company granted the following equity awards to the Company’s newly appointed CEO under the Plan, subject to the terms of the Plan and a related employment agreement:

●	An RSU award on 17,301 shares of Common Stock vesting in one year.
●	An RSU award on 233,564 shares of Common Stock vesting in annual installments over three years.
●	A non-qualified stock option with a ten-year term on 475,662 shares of Common Stock at an exercise price of $2.89 per share vesting in annual installments over three years.
●	A non-qualified performance-based stock option with a ten-year term on 921,832 shares of Common Stock at an exercise price of $2.89 per share vesting on achievement of market capitalization targets.

On April 19, 2022, the Company also granted the following equity awards to the Company’s newly appointed President as inducement grants outside the Plan and subject to the terms of a related employment agreement:

●	An RSU award on 175,173 shares of Common Stock vesting in annual installments over three years.
●	A non-qualified stock option with a ten-year term on 356,747 shares of Common Stock at an exercise price of $2.89 per share vesting in annual installments over three years.
●	A non-qualified performance-based stock option with a ten-year term on 692,398 shares of Common Stock at an exercise price of $2.89 per share vesting on achievement of market capitalization targets.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

11.	COMMITMENTS AND CONTINGENCIES

Facility Lease

See Note 8.

Related Party Technology License Agreement

The Company is obligated to pay royalties and development and patent costs pursuant to an exclusive Amended and Restated Intellectual Property License Agreement dated as of  September 30, 2016, with Syzygy, a company owned and controlled by stockholder/consultant Mr. Elwood Norris and stockholder/officer Mr. James Barnes. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000,000 in royalties or until  September 30, 2026, whichever occurs earlier. The Company recorded $49 and $51 for royalties incurred during the three months ended  March 31, 2022, and 2021, respectively.

Purchase Commitments

At March 31, 2022, the Company was committed for approximately $2.3 million for future component deliveries that are generally subject to modification or rescheduling in the normal course of business.

Shareholder Derivative Litigation

On  November 13, 2020, Naresh Rammohan filed a shareholder derivative action in the United States District Court for the Central District of California against current and former Company officers Tom Smith, James Barnes, Mike Rothans, Marc Thomas, and David Norris, as well as current and former Company directors Messrs. Scot Cohen, Patrick Kinsella, Michael Parris, and Wayne Walker, alleging unjust enrichment, breach of fiduciary duty, waste of corporate assets, and contribution claims under the Securities Exchange Act of 1934, docketed as Case No. 2:20-cv-10444-DMG-PVCx. On  January 20, 2021, Ray Westerman filed a second derivative action in the same court against the same parties, alleging breach of fiduciary duty and contribution claims under the Securities Exchange Act of 1934, docketed as Case No. 2:21-cv-00550-DMG-PVCx. On  January 22, 2021, Jesse Lowe filed a third derivative action in the same court against the same parties, alleging breach of fiduciary duty and asserting various claims under the Securities Exchange Act of 1934, docketed as Case No. 2:21-cv-00597-DMG-PVCx.  The Company is named as a nominal defendant in each of these actions.

On  February 16, 2021, the Honorable Dolly M. Gee issued an order consolidating the three derivative actions under the caption In re Wrap Technologies, Inc. Shareholder Derivative Litigation, Case No. 2:20-10444-DMG-PVCx, (the “Derivative Action”) and stayed the Derivative Action at least until the resolution of the action captioned In re Wrap Technologies, Inc. Securities Exchange Act Litigation, Case No. 2:20-cv-08760-DMG (the “Securities Action”).  On December 20, 2021, Judge Gee dismissed the Securities Action with prejudice.  On April 29, 2022 the above-mentioned parties jointly filed a stipulation of voluntary dismissal in order to dismiss the Derivative Action without prejudice to the plaintiffs, the Company, or Wrap shareholders (“the Stipulation”). The Stipulation is currently pending before Judge Gee.

12.	RELATED PARTY TRANSACTIONS

Commencing in October 2017 the Company began reimbursing Mr. Elwood Norris, a former officer and current stockholder and consultant of the Company, $1.5 per month on a month-to-month basis for laboratory facility expense, for an aggregate of $4.5 during the three months ended March 31, 2022, and 2021, respectively.

See Notes 7, 10, 11 and 14 for additional information on related party transactions and obligations.

13.	MAJOR CUSTOMERS AND RELATED INFORMATION

For the three months ended March 31, 2022, revenues from two distributors accounted for approximately 25% and 14% of revenues with no other single customer accounting for more than 10% of total revenues. For the three months ended March 31, 2021, revenues from three distributors accounted for approximately 28%, 22% and 10% of revenues with no other single customer accounting for more than 10% of total revenues.

Wrap Technologies, Inc.
Notes to Unaudited Condensed Consolidated Interim Financial Statements
(in thousands, except per share and share amounts)

At March 31, 2022, accounts receivable from two distributors accounted for 50% and 13% of accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. Accounts receivable from three distributors accounted for 48%, 16% and 15% of net accounts receivable at  December 31, 2021.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	For the Three Months
	Ended March 31,
	2022	2021
Americas	$1,194	$626
Europe, Middle East and Africa	174	877
Asia Pacific	231	39
	$1,599	$1,542

14.	SUBSEQUENT EVENTS

In connection with the Company’s management transition plan announced in January 2022, the Company effective on April 18, 2022, appointed a new CEO and a new President. See Note 10 for subsequent equity awards.

In April 2022, the Board of the Company approved, subject to stockholder ratification, an increase in the 2017 Stock Incentive Plan authorizing an additional 1,500,000 shares of Common Stock to a total of 9,000,000 shares.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and with our audited financial statements and other information presented in our Annual Report on Form 10-K for the year ended December 31, 2021. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “will,” “could,” “would,” or the negative or plural of such words and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Report and in our other filings with the Securities and Exchange Commission (“SEC”), including particularly matters set forth under Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For purposes of Management's Discussion and Analysis within this Report, all monetary amounts are stated in thousands except for par values and per share amounts, unless otherwise stated.

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

In addition to the United States law enforcement market, we have shipped our restraint products to 53 countries. We have established an active distributor network with 12 domestic distributors representing 49 states and one dealer representing Puerto Rico. We have distribution agreements with 47 international distributors covering 54 countries. We focus significant sales, training and business development efforts to support our distribution network.

We focus significant resources on research and development innovations and continue to enhance our products and plan to introduce new products. We believe we have established a strong branding and market presence globally and have established significant competitive advantages in our markets.

Management Changes

As previously reported in January 2022, the Board of Directors approved and initiated a leadership transition plan to support the next phase of its corporate strategy, which is focused on diversifying the Company’s suite of products, offerings and services. The transition and corporate strategy included the resignation of President, CEO and director Thomas P. Smith and announcement of the planned retirement of CFO, Secretary and Treasurer James A. Barnes expected upon appointment of a successor. After a period of transition managed by Special Transition Committee consisting of directors Scot Cohen and Kim Sentovich and including interim contract executives, on April 18, 2022, the Company announced the appointment of director TJ Kennedy as CEO and Kevin Mullins as President. Both Mr. Kennedy and Mr. Mullins have significant leadership experience in public safety technology prior to their appointment. Mr. Mullins will be leading go to market functions in the President role.

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

We continue to receive field reports of successful BolaWrap usage from law enforcement agencies. Many agencies consider BolaWrap as a very low level, or non-reportable, use of force option and, accordingly, many uses are not reported to us. Others are considered evidence and are also not shared. Some law enforcement agencies have shared bodycam footage of their field uses, some of which we are allowed to use in our marketing activities. We believe increased reports of avoiding escalation will help grow revenues in the future.

We believe we have a robust and growing pipeline of market opportunities for our restraint product offering and training services within the law enforcement, military and homeland security business sectors domestically and internationally. Social trends demanding more compassionate and safe policing practices are expected to continue to drive our global business. We are pursuing large business prospects internationally and also pursuing business with large police agencies in the U.S. It is difficult to anticipate how long it will take to close these opportunities, or if they will ultimately come to fruition especially given the uncertainty of COVID-19 and social unrest, as discussed below.

To support our increased sales and distribution activities we have developed and offer robust training and class materials that certify law enforcement officers and trainers as BolaWrap instructors in the use and limitations of the BolaWrap in conjunction with modern policing tactics for de-escalation of encounters. We believe that law enforcement trainers and officers that have seen demonstrations or have been trained about our products are more supportive of their department’s purchase and deployment of product. As of March 31, 2022, over 1,040 agencies have received BolaWrap training with over 3,200 training officers at those agencies certified as BolaWrap instructors and qualified to train the rest of their departments. This represents a 68% increase in agencies and a 63% increase in training officers compared to March 31, 2021.

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

At March 31, 2022, we had backlog of approximately $505 thousand expected to be delivered in the next twelve months. We had deferred revenue of $282 thousand expected to be recognized generally over the next five years. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation, in the normal course of business.

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

Impact of COVID-19, Social Unrest and Geopolitical Events on our Business

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

We also may be adversely affected by continued social unrest, protests against police and movements such as “Defund the Police”. These events have directly or indirectly affected police agency budgets and funding available to current and potential customers. Participants in these events may also attempt to create the perception that our solutions are contributing to the perceived problems or ineffective as a solution, which may adversely affect us, our business and results of operations, including our revenues, earnings and cash flows from operations.

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

It is currently not possible to predict the magnitude or duration of the COVID-19 pandemic’s impact on our business and supply chain or the future impact of the recent, ongoing and possible future social unrest nor the impact of global economic conditions. The extent to which these events impact our business will depend on numerous evolving factors that we may not be able to control or accurately predict, including without limitation:

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

Share-Based Compensation. We follow the fair value recognition provisions issued by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation (“ASC 718”) and we adopted Accounting Standards Update (“ASU”) 2018-07 for share-based transactions with non-employees. Share-based compensation expense recognized includes stock option and restricted stock unit compensation expense. The grant date fair value of stock options is determined using the Black-Scholes option-pricing model. The grant date is the date at which an employer and employee or non-employee reach a mutual understanding of the key terms and conditions of a share-based payment award. The Black-Scholes option-pricing model requires inputs including the market price of the Company’s common stock, par value $0.0001 per share (“Common Stock”), on the date of grant, the term that the stock options are expected to be outstanding, the implied stock volatilities of several publicly traded peers over the expected term of stock options, risk-free interest rate and expected dividend. Each of these inputs is subjective and generally requires significant judgment to determine. The grant date fair value of restricted stock units is based upon the market price of the Company’s Common Stock on the date of the grant. We determine the amount of share-based compensation expense based on awards that we ultimately expect to vest and account for forfeitures as they occur. The fair value of share-based compensation is amortized to compensation expense over the vesting term.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Other than the planned production change requiring a new estimate of exit expense, there were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the period ended March 31, 2022.

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

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Report.

	Three Months Ended March 31,		Change
	2022	2021	$	%
Revenues:
Product sales	$1,462	$1,427	$35	2%
Other revenue	137	115	22	19%
Total revenues	1,599	1,542	57	4%
Cost of revenues	932	937	(5)	-1%
Gross profit	667	605	62	10%

Operating expenses:
Selling, general and administrative	4,606	4,978	(372)	-7%
Research and development	1,495	1,065	430	40%
Total operating expenses	6,101	6,043	58	1%
Loss from operations	$(5,434)	$(5,438)	$4	0%

Revenue

We reported net revenue of $1.6 million for the three months ended March 31, 2022, as compared to $1.5 million for the quarter ended March 31, 2021, a 4% increase over the prior year. We believe our sales during the first quarter of 2022 were negatively impacted by the transition to the BolaWrap 150 product and effects of limited ability to demonstrate and train in 2021 due to the COVID-19 pandemic, especially internationally. We also incurred discounts of $388 thousand during the three months ended March 31, 2022, as a result of promotional programs designed to encourage customers to upgrade to the BolaWrap 150. Gross sales were $1.99 million for the three months ended March 31, 2022, before such discounts. The discounts compares to normal business discounts of $4 thousand in the comparable quarter of the prior year. We expect such discounts to continue in the second quarter but thereafter decline to the norm of minimal discounts as we phase out our promotional upgrade offers.

We incurred product promotional costs of $215 thousand during the three months ended March 31, 2022, related primarily to the cost of demonstration and training products and accessories delivered to law enforcement agencies that were expensed as marketing costs. A total of $298 thousand of such product promotional costs were incurred during the three months ended March 31, 2021. We are responding to increased demand for training as a result of expanded product and brand awareness and increased successful field use by agencies but due to awareness expect reductions in product promotional costs from the prior year.

We had $282 thousand of deferred revenue at March 31, 2022, of which $170 thousand related to virtual reality training and $112 thousand related to BolaWrap extended warranties and services.

At March 31, 2022, we had backlog of $505 thousand expected to be delivered in the next twelve months. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instance’s cancellation in the normal course of business.

The impact of the COVID-19 pandemic and geopolitical conflicts, including the recent war in Ukraine, has created much uncertainty in the global marketplace, with the COVID-19 pandemic continuing to restrict our ability to travel internationally and, to a more limited extent, domestically. These conditions are expected to continue at least through mid 2022. We are therefore unable to predict at this time whether our sales will continue to increase during fiscal year ending December 31, 2022. Although no assurances can be given, we do believe, however, that the challenges to substantially increasing sales caused by COVID-19 will abate as the pandemic wanes, especially given the number of BolaWrap trials currently ongoing and the current environment where non-lethal options are being widely considered by law enforcement domestically and internationally.  As a result, we believe that revenue during the fiscal year 2022 will increase compared to the revenue recorded during 2021, although no assurances can be given.

We have experienced recent changes in management. Changes in management and other key personnel have the potential to disrupt our business, and any such disruption could adversely affect our revenue growth in future periods, especially in the near term as we execute our Management Transition plan.

Gross Profit

Our cost of revenue for the three months ended March 31, 2022, was $932 thousand resulting in a gross margin of 42%. The gross margin for the three months ended March 31, 2021, was 39%. The most recent period gross margin was impacted by the promotional discounts discussed above and is expected to improve in future quarters.

Due to our limited history of revenue historical margins, however, may not be indicative of planned future margins. In late 2021 we began production of our new generation BolaWrap 150 product with different material inputs and manufacturing processes such that historical margins may not be indicative of future margins. We expect that the BolaWrap 150, after a startup period, will have higher margins than historical production. Our margins also vary based on the sales channels through which our products are sold and product mix. Currently, our cassettes have lower margins than BolaWrap devices. We implement product updates and revisions, including raw material and component changes that may impact product costs. With such product updates and revisions, we have limited warranty cost experience and estimated future warranty costs can impact our gross margins.

Our global supply chain has been subject to component shortages, increased lead times, cost fluctuations, and logistics constraints that have impacted our product costs. We expect these supply chain challenges to continue throughout 2022. Supplier shortages, quality issues and logistic delays affect our production schedules and could in turn have a material adverse effect on our financial condition, results of operation and cash flows.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2022, decreased by $372 thousand when compared to the three months ended March 31, 2021.

Share-based compensation increased $292 primarily as a result of termination and severance accelerations of $242 thousand incurred during the three months ended March 31, 2022.

SG&A compensation increases in the current period included a $300 thousand severance expense offset by cost containment efforts resulting in a net $110 thousand increase in cash compensation costs. A $112 thousand increase in legal fees primarily related to fees associated with management changes. SG&A reductions included a $85 thousand decrease in product promotion costs. In the first quarter of 2021 we incurred $803 thousand of shareholder activism costs with no such costs in the most recent quarter. We expect expenditures for SG&A expenses for the balance of 2022 to remain below the prior year due to active cost containment efforts.

Research and Development Expense

Research and development expense increased by $430 thousand for the three months ended March 31, 2022, compared to the comparable three-month period in fiscal 2021. We incurred a $122 thousand period over period decrease in non-cash share-based compensation expense allocated to research and development personnel. The increase in costs during the three months ended March 31, 2022, compared to the prior year included a $200 thousand increase in cash compensation costs resulting from an increase in headcount primarily associated with product development. Outside consulting costs increased by $88 thousand for the three months ended March 31, 2022, primarily due to costs related to finalizing development and testing of our next generation BolaWrap 150 product, initiatives to develop new products and increased development of virtual reality software. Prototype related costs for three months ended March 31, 2021, increased $199 thousand related to BolaWrap 150 startup. We expect our research and development costs to remain at comparable levels for the balance of 2022.

Operating Loss

Loss from operations during the three months ended March 31, 2022, of $5.4 million was comparable to that of the three months ended March 31, 2021.

Liquidity and Capital Resources

Overview

We have experienced net losses and negative cash flows from operations since our inception. As of March 31, 2022, we had cash and cash equivalents of $5 million, short-term investments of $25 million, positive working capital of $34 million and had sustained cumulative losses attributable to stockholders of $55 million. We believe that our cash on hand and short-term investments will sustain our operations for at least the next twelve months from the date of this Report.

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

Cash Flow

Operating Activities

During the three months ended March 31, 2022, net cash used in operating activities was $4.85 million. The net loss of $5.43 million was decreased by non-cash expense of $1.16 million consisting primarily of share-based compensation expense of $1.03 million. Other major component changes using operating cash included an increase of $399 thousand in accounts receivable and an increase in inventories of $304 thousand.

During the three months ended March 31, 2021, net cash used in operating activities was $4.4 million. The net loss of $5.43 million was decreased by non-cash expense of $1.08 million consisting primarily of share-based compensation expense of $859 thousand and shares issued for services of $100 thousand. Other major component changes using operating cash included an increase of $341 thousand in accounts receivable, an increase in inventories of $924 thousand, and a $136 thousand decrease in accrued liabilities. An increase of $1.2 million in accounts payable and an increase of $156 thousand in deferred revenue reduced the cash used in operating activities.

Investing Activities

During the three months ended March 31, 2022, we used $4.85 million of cash to purchase short-term investments and we had proceeds from maturities of short-term investments of $10 million. During the three months ended March 31, 2021, we used $25 million of cash to purchase short-term investments and we had proceeds from maturities of short-term investments of $15 million.

We used $81 thousand and $160 thousand of cash for the purchase of property and equipment during the three months ended March 31, 2022, and 2021, respectively. We invested $69 thousand and $56 thousand in patents during the three months ended March 31, 2022, and 2021, respectively.

Financing Activities

During the three months ended March 31, 2022, we received $75 thousand in proceeds from the exercise of previously issued stock options. During the three months ended March 31, 2021, we received $113 thousand in proceeds from the exercise of previously issued stock options and repaid $100 thousand in debt relating to the NSENA acquisition.

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

We are committed to aggregate lease payments on our facility lease of $82 thousand in 2022, $121 thousand in 2023, $126 thousand in 2024, and $75 thousand in 2025.

At March 31, 2022, the Company was committed for approximately $2.3 million for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended March 31, 2022, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, as of March 31, 2022, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Shareholder Derivative Litigation

On November 13, 2020, Naresh Rammohan filed a shareholder derivative action in the United States District Court for the Central District of California against current and former Company officers Tom Smith, James Barnes, Mike Rothans, Marc Thomas, and David Norris, as well as current and former Company directors Messrs. Scot Cohen, Patrick Kinsella, Michael Parris, and Wayne Walker, alleging unjust enrichment, breach of fiduciary duty, waste of corporate assets, and contribution claims under the Securities Exchange Act of 1934, docketed as Case No. 2:20-cv-10444-DMG-PVCx. On January 20, 2021, Ray Westerman filed a second derivative action in the same court against the same parties, alleging breach of fiduciary duty and contribution claims under the Securities Exchange Act of 1934, docketed as Case No. 2:21-cv-00550-DMG-PVCx. On January 22, 2021, Jesse Lowe filed a third derivative action in the same court against the same parties, alleging breach of fiduciary duty and asserting various claims under the Securities Exchange Act of 1934, docketed as Case No. 2:21-cv-00597-DMG-PVCx.  The Company is named as a nominal defendant in each of these actions.

On February 16, 2021, the Honorable Dolly M. Gee issued an order consolidating the three derivative actions under the caption In re Wrap Technologies, Inc. Shareholder Derivative Litigation, Case No. 2:20-10444-DMG-PVCx, (the “Derivative Action”) and stayed the Derivative Action at least until the resolution of the action captioned In re Wrap Technologies, Inc. Securities Exchange Act Litigation, Case No. 2:20-cv-08760-DMG (the “Securities Action”).  On December 20, 2021, Judge Gee dismissed the Securities Action with prejudice.  On April 29, 2022 the above-mentioned parties jointly filed a stipulation of voluntary dismissal in order to dismiss the Derivative Action without prejudice to the plaintiffs, the Company, or Wrap shareholders (“the Stipulation”). The Stipulation is currently pending before Judge Gee.

Other Legal Proceeding Information

We may become subject to other legal proceedings, as well as demands and claims that arise in the normal course of our business, including claims of alleged infringement of third-party patents and other intellectual property rights, breach of contract, employment law violations, and other matters and matters involving requests for information from us or our customers under federal or state law. Such claims, even if not meritorious, could result in the expenditure of significant financial and management resources. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. At March 31, 2022, we had no provision for liability under existing litigation.

An unfavorable outcome on any litigation matters could require payment of substantial damages, or, in connection with any intellectual property infringement claims, could require us to pay ongoing royalty payments or could prevent us from selling certain of our products. As a result, a settlement of, or an unfavorable outcome on, any of the matters referenced above or other litigation matters, or legal proceedings could have a material adverse effect on our business, operating results, financial condition and cash flows.

Item 1A. Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2021.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2021, and subsequent reports filed pursuant to the Exchange Act which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. The risks described in the Annual Report on Form 10-K and subsequent reports filed pursuant to the Exchange Act are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered securities were issued during the three months ended March 31, 2022, that were not previously reported.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1

Certification of TJ Kennedy, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2

Certification of James A. Barnes, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by TJ Kennedy, Principal Executive Officer, and James A. Barnes, Principal Financial Officer.*

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

May 3, 2022	WRAP TECHNOLOGIES, INC. By: /s/ JAMES A. BARNES James A. Barnes Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)