Form 10-Q
period 2022-06-30
WRAP TECHNOLOGIES, INC.
filed 2022-08-10
CIK 1702924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022 a total of 41,081,729 shares of the Registrant’s common stock, par value $0.0001, (“Common Stock”) were issued and outstanding.

WRAP TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wrap Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	June 30,
	2022	December 31,
	(Unaudited)	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,643	$4,937
Short-term investments	24,862	29,983
Accounts receivable and contract assets	1,405	3,859
Inventories, net	2,033	1,566
Prepaid expenses and other current assets	700	868
Total current assets	32,643	41,213
Property and equipment, net	907	976
Operating lease right-of-use asset, net	337	51
Intangible assets, net	1,941	1,982
Other assets	11	9
Total assets	$35,839	$44,231

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,362	$1,779
Accrued liabilities	912	824
Customer deposits	4	43
Deferred revenue- short term	178	155
Operating lease liability - short term	102	56
Total current liabilities	2,558	2,857

Long-term liabilities:
Deferred revenue- long term	166	110
Operating lease liability - long term	248	-
Total long-term liabilities	414	110
Total liabilities	2,972	2,967

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; none issued and outstanding	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 40,992,161 and 40,851,945 shares issued and outstanding each period, respectively	4	4
Additional paid-in capital	92,856	91,025
Accumulated deficit	(59,976)	(49,759)
Accumulated other comprehensive loss	(17)	(6)
Total stockholders' equity	32,867	41,264
Total liabilities and stockholders' equity	$35,839	$44,231

See accompanying notes to unaudited condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Product sales	$969	$1,852	$2,431	$3,278
Other revenue	196	82	333	198
Total revenues	1,165	1,934	2,764	3,476
Cost of revenues:
Products and services	708	1,247	1,640	2,184
Restructuring inventory charge	-	747	-	747
Total cost of revenues	708	1,994	1,640	2,931
Gross profit (loss)	457	(60)	1,124	545

Operating expenses:
Selling, general and administrative	3,764	6,579	8,370	11,557
Research and development	1,476	1,162	2,971	2,227
Total operating expenses	5,240	7,741	11,341	13,784
Loss from operations	(4,783)	(7,801)	(10,217)	(13,239)

Other income (expense):
Interest income	-	8	2	10
Other	(2)	(6)	(2)	1
	(2)	2	-	11
Net loss	$(4,785)	$(7,799)	$(10,217)	$(13,228)

Net loss per basic and diluted common share	$(0.12)	$(0.20)	$(0.25)	$(0.35)
Weighted average common shares used to compute net loss per basic and diluted common share	40,978,820	38,162,526	40,943,241	37,938,873

Comprehensive loss:
Net loss	$(4,785)	$(7,799)	$(10,217)	$(13,228)
Net unrealized gain (loss) on short-term investments	12	(4)	(11)	(2)
Comprehensive loss	$(4,773)	$(7,803)	$(10,228)	$(13,230)

See accompanying notes to unaudited condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

	Three Months Ended June 30, 2022

Balance at April 1, 2022	40,951,197	$4	$92,129	$(55,191)	$(29)	$36,913
Share-based compensation expense	-	-	727	-	-	727
Common shares issued upon vesting of restricted stock units	40,964	-	-	-	-	-
Net unrealized gain on short-term investments	-	-	-	-	12	12
Net loss for the period	-	-	-	(4,785)	-	(4,785)
Balance at June 30, 2022	40,992,161	$4	$92,856	$(59,976)	$(17)	$32,867

	Six Months Ended June 30, 2022

Balance at January 1, 2022	40,851,945	$4	$91,025	$(49,759)	$(6)	$41,264
Common shares issued upon exercise of stock options	50,000	-	75	-	-	75
Share-based compensation expense	-	-	1,756	-	-	1,756
Common shares issued upon vesting of restricted stock units	90,216	-	-	-	-	-
Common shares issued for services	-	-	-	-	-	-
Net unrealized loss on short-term investments	-	-	-	-	(11)	(11)
Net loss for the period	-	-	-	(10,217)	-	(10,217)
Balance at June 30, 2022	40,992,161	$4	$92,856	$(59,976)	$(17)	$32,867

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

	Three Months Ended June 30, 2021

Balance at April 1, 2021	37,711,698	$4	$72,777	$(30,739)	$17	$42,059
Common shares issued upon exercise of warrants at $6.50 per share	1,661,320	-	10,799	-	-	10,799
Common shares issued upon exercise of warrants at $5.00 per share, net of issuance costs	153,692	-	1,249	-	-	1,249
Common shares issued upon exercise of stock options	82,066	-	165	-	-	165
Common shares issued upon vesting of restricted stock units	277,614	-	-	-	-	-
Common shares issued for services	25,000	-	139	-	-	139
Share-based compensation expense	-	-	2,148	-	-	2,148
Net unrealized loss on short-term investments	-	-	-	-	(4)	(4)
Net loss for the period	-	-	-	(7,799)	-	(7,799)
Balance at June 30, 2021	39,911,390	$4	$87,277	$(38,538)	$13	$48,756

	Six Months Ended June 30, 2021

Balance at January 1, 2021	37,554,162	$4	$71,705	$(25,310)	$15	$46,414
Common shares issued upon exercise of warrants at $6.50 per share	1,661,320	-	10,799	-	-	10,799
Common shares issued upon exercise of warrants at $5.00 per share, net of issuance costs	153,692	-	1,249	-	-	1,249
Common shares issued upon exercise of stock options	157,066	-	278	-	-	278
Common shares issued upon vesting of restricted stock units	342,274	-	-	-	-	-
Common shares issued for services	42,876	-	239	-	-	239
Share-based compensation expense	-	-	3,007	-	-	3,007
Net unrealized loss on short-term investments	-	-	-	-	(2)	(2)
Net loss for the period	-	-	-	(13,228)	-	(13,228)
Balance at June 30, 2021	39,911,390	$4	$87,277	$(38,538)	$13	$48,756

See accompanying notes to unaudited condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(10,217)	$(13,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	380	219
Restructuring and other costs	-	747
Gain on sale of assets	-	(11)
Warranty provision	45	10
Non-cash lease expense	49	46
Share-based compensation	1,756	3,007
Common shares issued for services	-	239
Provision for doubtful accounts	8	46
Changes in assets and liabilities:
Accounts receivable	2,446	(798)
Inventories	(467)	(713)
Prepaid expenses and other current assets	168	(65)
Accounts payable	(417)	48
Operating lease liability	(41)	(48)
Customer deposits	(39)	8
Accrued liabilities and other	106	53
Warranty settlement	(63)	16
Deferred revenue	79	170
Net cash used in operating activities	(6,207)	(10,254)

Cash Flows From Investing Activities:
Purchase of short-term investments	(14,890)	(25,009)
Proceeds from maturities of short-term investments	20,000	20,000
Capital expenditures for property and equipment	(168)	(367)
Investment in patents and trademarks	(102)	(96)
Investment in long-term deposits	(2)	-
Proceeds from long-term deposits	-	3
Net cash provided by (used in) investing activities	4,838	(5,469)

Cash Flows From Financing Activities:
Proceeds from exercise of warrants	-	12,048
Proceeds from exercise of stock options	75	278
Repayment of debt	-	(200)
Net cash provided by financing activities	75	12,126

Net decrease in cash and cash equivalents	(1,294)	(3,597)
Cash and cash equivalents, beginning of period	4,937	16,647
Cash and cash equivalents, end of period	$3,643	$13,050

Supplemental Disclosure of Non-Cash Investing
and Financing Activities:
Change in unrealized gain on short-term investments	$(11)	$(2)
Right-of-use asset and liability recorded during period	$335	$-

See accompanying notes to unaudited condensed consolidated interim financial statements.

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

Principles of Consolidation

The Company has one wholly-owned subsidiary, Wrap Reality, Inc. formed in  December 2020 that sells a virtual reality (“VR”) training system primarily targeting law enforcement agencies. The consolidated financial statements include the accounts of this subsidiary after elimination of intercompany transactions and accounts.

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

Loss per Share

Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per Common Share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential Common Stock instruments outstanding to be antidilutive. Stock options and restricted stock units exercisable or issuable for a total of 6,458,823 shares of Common Stock were outstanding at June 30, 2022. These securities are not included in the computation of diluted net loss per common share for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

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

The Company enters into contracts that include various combinations of products, accessories, software and services, each of which are generally distinct and are accounted for as separate performance obligations. Product sales includes BolaWrap products and accessorites. Other revenue includes VR revenues, service, training and shipping revenues.

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

Time-based VR system contracts generally include setup, training and the use of software and hardware for a fixed term, generally one to five years and support and upgrade services during the same period. The Company does not sell time-based arrangements without setup, training and support services and therefore revenues for the entire arrangement are recognized on a straight-line basis over the term. When hardware is bundled and not sold separately the Company allocates the contract transaction price to each performance obligation using the SSP of each distinct good and service in the contract.

Wrap Technologies, Inc.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

(in thousands, except per share and share amounts)

The timing of revenue recognition  may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced, and a receivable is recorded. A contract asset is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. The Company  may receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below details the activity in our contract liabilities during the six months ended June 30, 2022.

	Customer	Deferred
	Deposits	Revenue
Balance at January 1, 2022	$43	$265
Additions, net	4	148
Transfer to revenue	(43)	(69)
Balance at June 30, 2022	$4	$344
Current portion	$4	$178
Long-term portion	$-	$166

At  June 30, 2022, the Company’s deferred revenue of $344 consisted of $221 related to VR training and $123 related to BolaWrap extended warranties and services. At  December 31, 2021, the Company’s deferred revenue of $265 consisted of $172 related to VR training and $67 related to extended warranties.

The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the recognition timing of the revenue for any such underlying performance obligations. The Company had no such assets at  June 30, 2022, and  December 31 2021. The Company will apply the practical expedient to expense any sales commissions related to performance obligations with an amortization of one year or less when incurred within selling, general and administrative expense.

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

Wrap Technologies, Inc.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

(in thousands, except per share and share amounts)

The following table shows the Company’s cash and cash equivalents, Money Market Funds and short-term investments by significant investment category as of  June 30, 2022, and December 31, 2021.

	As of June 30, 2022
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$1,537	$-	$-	$1,537
U.S. Treasury securities in short-term investments	24,879	-	(17)	24,862
Total Financial Assets	$26,416	$-	$(17)	$26,399

	As of December 31, 2021
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$1,670	$-	$-	$1,670
U.S. Treasury securities in short-term investments	29,989	-	(6)	29,983
Total Financial Assets	$31,659	$-	$(6)	$31,653

Unrealized gains or losses resulting from our short-term investments are recorded in accumulated other comprehensive gain or loss. During the three and six months ended June 30, 2022, a $12 gain and $11 loss was recorded to accumulated other comprehensive gain (loss), respectively. During the three and six months ended June 30, 2021, $4 and $2 was recorded to accumulated other comprehensive loss, respectively.

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

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. Inventories consisted of the following:

	June 30,	December 31,
	2022	2021
Finished goods	$1,254	$1,027
Work in process	-	2
Raw materials	779	537
Inventories, net	$2,033	$1,566

Wrap Technologies, Inc.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

(in thousands, except per share and share amounts)

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30,	December 31,
	2022	2021
Production and lab equipment	$500	$500
Tooling	403	273
Computer equipment	503	467
Furniture, fixtures and improvements	178	176
	1,584	1,416
Accumulated depreciation	(677)	(440)
Property and equipment, net	$907	$976

Depreciation expense was $124 and $237 for the three and six months ended June 30, 2022 and was $66 and $122 for the three and six months ended June 30, 2021, respectively.

6.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	June 30,	December 31,
	2022	2021
Amortizable intangible assets:
Patents	$509	$416
Trademarks	143	134
Purchased software	1,212	1,212
Other	50	50
	1,914	1,812
Accumulated amortization	(317)	(174)
Total amortizable	1,597	1,638
Indefinite life assets (non-amortizable)	344	344
Total intangible assets, net	$1,941	$1,982

Amortization expense was $73 and $143 for the three and six months ended June 30, 2022 and was $49 and $97 for the three and six months ended June 30, 2021, respectively.

At June 30, 2022, future amortization expense is as follows:

2022 (6 months)	$141
2023	278
2024	279
2025	274
2026	186
Thereafter	439
Total estimated amortization expense	$1,597

Wrap Technologies, Inc.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

(in thousands, except per share and share amounts)

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $86 and $228 due to related party Syzygy Licensing, LLC (“Syzygy”) as of June 30, 2022, and December 31, 2021, respectively. See Notes 10, 11, 12 and 14 for additional related party information.

Accrued liabilities consist of the following:

	June 30,	December 31,
	2022	2021
Patent and legal costs	$68	$28
Accrued compensation	710	628
Warranty costs	78	96
Taxes and other	56	72
	$912	$824

Accrued compensation includes $164 of future severance payments for the Company’s former Chief Executive Officer payable through October 2022.

Changes in our estimated product warranty costs were as follows:

	Six Months Ended June 30,
	2022	2021
Balance, beginning of period	$96	$48
Warranty settlements	(63)	(16)
Warranty provision	45	42
Balance, end of period	$78	$74

8.	LEASE

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

Amortization of ROU operating lease assets was $25 and $49 for the three and six months ended June 30, 2022 and was $20 and $46 for the three and six months ended June 30, 2021, respectively.

Operating lease expense for capitalized operating leases included in operating activities was $30 and $58 for the three and six months ended June 30, 2022 and was $23 and $50 for the three and six months ended June 30, 2021, respectively.

Wrap Technologies, Inc.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

(in thousands, except per share and share amounts)

Operating lease obligations recorded on the balance sheet at June 30, 2022, are:

Operating lease liability- short term	$102
Operating lease liability - long term	248
Total Operating Lease Liability	$350

Future lease payments included in the measurement of lease liabilities on the balance sheet at June 30, 2022, for future periods are as follows:

2022 (6 months)	$58
2023	121
2024	125
2025	75
Total future minimum lease payments	379
Less imputed interest	(29)
Total	$350

The weighted average remaining lease term is 3.1 years, and the weighted average discount rate is 5.0%.

The Company did not have any short-term lease expense during the six months ended June 30, 2022, or 2021. The Company does not have any finance leases.

9.	STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 150,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”).

At December 31, 2021 the Company had outstanding Common Stock purchase warrants exercisable for 1,391,667 shares that expired on June 1, 2022 and accordingly had no purchase warrants outstanding at June 30, 2022.

10.	SHARE-BASED COMPENSATION

On  March 31, 2017, the Company adopted, and the stockholders approved, the 2017 Stock Incentive Plan (the “Plan”) authorizing 2,000,000 shares of Company Common Stock for issuance as stock options and restricted stock units to employees, directors or consultants. In  May 2019, the stockholders ratified an increase in the Plan authorizing an additional 2,100,000 shares of Common Stock, in  June 2020 ratified an additional 1,900,000 shares of Common Stock, in June 2021 ratified an additional 1,500,000 shares of Common Stock and in June 2022 ratified an additional 1,500,000 shares of Common Stock for a total of 9,000,000 shares subject to the Plan. At  June 30, 2022, there were 1,711,281 shares of Common Stock available for grant under the Plan.

The Company generally recognizes share-based compensation expense on the grant date and over the period of vesting or period that services will be provided. In January 2022 the Company recognized severance acceleration of $242 of share-based compensation expense resulting from the resignation of the Company’s Chief Executive Officer as part of a management transition plan.

Wrap Technologies, Inc.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

(in thousands, except per share and share amounts)

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2022:

		Weighted Average
	Options on		Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding January 1, 2022	3,935,883	$5.24	4.79
Granted	2,559,639	$2.92
Exercised	(50,000)	$1.50
Forfeited, cancelled, expired	(757,246)	$7.87
Outstanding June 30, 2022	5,688,276	$3.88	6.32	$232,778
Exercisable June 30, 2022	2,351,826	$4.38	2.32	$232,778

At June 30, 2022 outstanding options on 4,074,046 shares of Common Stock were service-based options and 1,614,230 outstanding options granted in April 2022 to the Company’s Chief Executive Officer and President were performance based subject to future market capitalization targets. A total of 1,049,145 options included in the table above were granted in April 2022 outside the Plan as an employment inducement grant but are subject to the terms and conditions of the Plan.

The Company uses the Black-Scholes option pricing model to determine the fair value of service-based options granted. The following table summarizes the assumptions used to compute the fair value of options granted to employees and non-employees:

	For the Six Months
	Ended June 30,
	2022	2021
Expected stock price volatility	49%	50%
Risk-free interest rate	1.09%	0.92%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%
Expected life of options - years	1.82	5.70
Weighted-average fair value of options granted	$1.32	$2.46

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

The Company used the Monte Carlo Simulation Model to value at the grant date the aggregate of 1,614,230 market condition performance options granted in April 2022 to the Company’s newly appointed Chief Executive Officer and a newly appointed President. The assumptions used in the Monte Carlo Simulation were stock price on date of grant of $2.89, contract term of 10 years, expected volatility of 49% and risk-free interest rate of 2.9%. Vesting is based on sustained market capitalization of $250 million, $500 million and $1 billion and resulted in implied service periods ranging from approximately 4 to 7 years.

Stock option expense was $408 and $1,145 for the three and six months ended June 30, 2022 and was $689 and $1,228 for the three and six months ended June 30, 2021, respectively.

Wrap Technologies, Inc.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

(in thousands, except per share and share amounts)

Restricted Stock Units

The Plan provides for the grant of restricted stock units (“RSUs”). RSUs are settled in shares of the Company’s Common Stock as the RSUs become vested. The following table summarizes RSU activity for the six months ended June 30, 2022:

		Weighted Average	Weighted Average
	Service-Based	Grant Date	Vesting
	RSU's	Fair Value	Period (Years)
Unvested at January 1, 2022	269,303	$6.47
Granted - service based	619,817	$2.73
Vested	(90,216)	$5.03
Forfeited and cancelled	(28,357)	$5.00
Unvested at June 30, 2022	770,547	$3.69	2.35

A total of 175,173 RSUs included in the table above were granted in April 2022 outside the Plan as an employment inducement grant but are subject to the terms and conditions of the Plan.

RSU expense was $319 and $611 for the three and six months ended June 30, 2022 and was $1,459 and $1,779 for the three and six months ended June 30, 2021, respectively.

Share-Based Compensation Expense

The Company recorded share-based compensation for options and RSUs in its statements of operations for the relevant periods as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Selling, general and administrative	$591	$2,027	$1,485	$2,629
Research and development	136	121	271	378
Total share-based expense	$727	$2,148	$1,756	$3,007

As of June 30, 2022, total estimated compensation expense of stock options granted and outstanding but not yet vested was $4,590 which is expected to be recognized over the weighted average period of 3.5 years. As of June 30, 2022, total estimated compensation cost of RSUs granted and outstanding but not yet vested was $2,366 which is expected to be recognized over the weighted average period of 2.4 years.

11.	COMMITMENTS AND CONTINGENCIES

Facility Lease

See Note 8.

Related Party Technology License Agreement

The Company is obligated to pay royalties and development and patent costs pursuant to an exclusive Amended and Restated Intellectual Property License Agreement dated as of  September 30, 2016, with Syzygy, a company owned and controlled by stockholder/consultant Mr. Elwood Norris and stockholder/officer Mr. James Barnes. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000 in royalties or until  September 30, 2026, whichever occurs earlier. The Company recorded $34 and $83 for royalties during the three and six months ended June 30, 2022 and $68 and $119 incurred for the three and six months ended June 30, 2021, respectively.

Purchase Commitments

At June 30, 2022, the Company was committed for approximately $3.2 million for future component deliveries that are generally subject to modification or rescheduling in the normal course of business.

Wrap Technologies, Inc.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

(in thousands, except per share and share amounts)

12.	RELATED PARTY TRANSACTIONS

Commencing in October 2017 the Company began reimbursing Mr. Elwood Norris, a former officer and current stockholder and consultant of the Company, $1.5 per month on a month-to-month basis for laboratory facility expense, for an aggregate of $9 during the six months ended June 30, 2022, and 2021, respectively.

See Notes 7, 10 and 11 for additional information on related party transactions and obligations.

13.	MAJOR CUSTOMERS AND RELATED INFORMATION

For the three months ended June 30, 2022, revenues from three distributors and one agency accounted for approximately 24%, 18%, 12% and 11% of revenues with no other single customer accounting for more than 10% of total revenues. For the three months ended June 30, 2021, revenues from two distributors accounted for approximately 37% and 22% of revenues with no other single customer accounting for more than 10% of total revenues.

For the six months ended June 30, 2022, revenues from one distributor accounted for approximately 25% of revenues with no other single customer accounting for more than 10% of total revenues. For the six months ended June 30, 2021, revenues from four distributors accounted for approximately 20%, 17%, 13% and 12% of revenues with no other single customer accounting for more than 10% of total revenues.

At June 30, 2021, accounts receivable from two distributors accounted for 18% and 11% of accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. Three distributors accounted for 48%, 16% and 15% of accounts receivable at December 31, 2021 with no other single customer accounting for more than 10% of the accounts receivable balance.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Americas	$1,090	$1,123	$2,285	$1,750
Europe, Middle East and Africa	73	803	247	1,679
Asia Pacific	2	8	232	47
	$1,165	$1,934	$2,764	$3,476

14.	SUBSEQUENT EVENTS

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

Overview

We are a global public safety technology and services company organized in March 2016 delivering modern policing solutions to law enforcement and security personnel. We are a mission-driven organization focused on improving public safety encounters and outcomes. We began sales of our first public safety product, the BolaWrap 100 remote restraint device, in late 2018. In October 2021 we released a new generation product, the BolaWrap 150. The BolaWrap 150 is electronically deployed and is more robust, smaller, lighter and simpler to deploy than the BolaWrap 100 that is being phased out. In 2020 we added a new solution to our public safety technologies, which is our virtual reality training platform – Wrap Reality. Wrap Reality is now sold to law enforcement agencies for simulation training as well as corrections departments for the societal reentry scenarios.

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

In addition to the United States law enforcement market, we have shipped our restraint products to 53 countries. We have established an active distributor network with 13 domestic distributors representing 50 states and one dealer representing Puerto Rico. We have distribution agreements with 49 international distributors covering 56 countries. We focus significant sales, training and business development efforts to support our global distribution network.

We focus significant resources on research and development innovations and continue to enhance our products and plan to introduce new products. We believe we have established a strong branding and market presence globally and have established significant competitive advantages in our markets.

Management Changes

As previously reported in January 2022, the Board of Directors approved and initiated a leadership transition plan to support the next phase of its corporate strategy, which is focused on new leadership diversifying the Company’s suite of products, offerings and services. The transition and corporate strategy included the resignation of our President, Chief Executive Officer and director Thomas P. Smith and the announcement of the planned retirement of our Former Chief Financial Officer, Secretary and Treasurer James A. Barnes, who retired in July 2022 upon the appointment of Chris DeAlmeida as our Chief Financial Officer. After a period of transition managed by Special Transition Committee consisting of directors Scot Cohen and Kim Sentovich and including interim contract executives, on April 18, 2022, the Company appointed TJ Kennedy, a current director, as our Chief Executive Officer and Kevin Mullins as our President. Both Messrs. Kennedy and Mullins have significant leadership experience in public safety technology prior to their appointment. Mr. Mullins is leading go to market functions in the President role.

Business Outlook and Challenges

Our products and solutions continue to gain worldwide awareness and recognition through social media, media exposure, trade shows, product demonstrations and word of mouth as a result of positive responses from agencies and early adoption and deployment success. We believe Wrap is gaining traction as a recognized global brand, with innovative technology and an initial product foundation achieved through aggressive marketing and public relations. We believe that we have strong market opportunities for our remote restraint and VR solutions throughout the world in the law enforcement and security sectors as a result of increasing demands for less lethal policing and increasing threats posed by non-compliant subjects.

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

We believe we have a robust and growing pipeline of market opportunities for our restraint product offering and training services within the law enforcement, military, corrections, and homeland security business sectors domestically and internationally. Social trends demanding more compassionate and safe policing practices are expected to continue to drive our global business. We are pursuing large business prospects internationally and also pursuing business with large police agencies in the U.S. It is difficult to anticipate how long it will take to close these opportunities, or if they will ultimately come to fruition especially given the uncertainty of COVID-19 and social unrest, as discussed below.

To support our increased sales and distribution activities we have developed and offer robust training and class materials that certify law enforcement officers and trainers as BolaWrap instructors in the use and limitations of the BolaWrap in conjunction with modern policing tactics for de-escalation of encounters. We believe that law enforcement trainers and officers that have seen demonstrations or have been trained about our products are more supportive of their department’s purchase and deployment of product. As of June 30, 2022, over 1,130 agencies have received BolaWrap training with over 3,660 training officers at those agencies certified as BolaWrap instructors and qualified to train the rest of their departments. This represents a 41% increase in agencies and a 31% increase in training officers compared to June 30, 2021.

Operating expenses in Q2 of 2022 reduced 39% from Q2 of 2021. The focus on reducing operating expenses was an immediate focus on the new management team. In the second quarter, our new management team focused on assessing all facets of the business and completed a strategic roadmap to drive long-term growth and produce lasting value for shareholders. Our strategic roadmap is centered on sustainably growing sales through building repeatable domestic BolaWrap sales, ramping international sales on the new BolaWrap 150, and implementing a customer success function expanding existing agencies to full patrol-wide BolaWrap deployment. We also have added a dedicated inside sales function to grow our velocity on new leads.  We will be expanding our distributor and partner relationships, and leveraging product diversification and innovation to catalyze sales growth. A key decision in the strategic roadmap was to improve our pricing on BolaWrap 150 devices and cassettes now that the product has proven itself to law enforcement as a significant upgrade. We have also transitioned to charging for our respected training services. We have implemented changes to how we sell Wrap Reality and have now solidified our go forward virtual reality model as a Software as a Service (SaaS) model. These changes will have significant positive impact on our future success and growth.

We firmly believe that focusing on these strategic changes can drive significant sales growth and put us on a path to sustainable profitability. Management intends to execute on its strategic roadmap immediately driving changes in Q3. While geopolitical tensions and macroeconomic headwinds have impacted us in recent quarters, we remain uniquely positioned to deliver best-in-class technologies and data-driven services that can empower law enforcement officers across the globe to have safe, effective encounters with minimal use of force. Wrap has a distinct value proposition in a growing addressable market. Now with improved pricing, reduced operating expenses, and by growing future sales we expect to have reduced losses and improved cash flow.

We are recovering from supply chain impacts and a difficult transition from the BolaWrap 100 to the BolaWrap 150 . We expect to make more product demonstrations and conduct more training sessions, especially in international markets, as pandemic-related restrictions continue to ease in 2022. We also expect to see increased sales momentum in the back half of 2022 internationally as we raise awareness of all of the BolaWrap 150 enhancements and transition countries to the BolaWrap 150. Lastly, we anticipate discount and promotional costs to decline after Q3 as we have phase out upgrade offers and prioritize growing brand awareness.

Looking beyond 2022, we expect to continue to see strong sales growth of the BolaWrap 150 and Wrap Reality.  This coupled with continued cost savings and cost control, should lead to a continuing reduction of cash burn going forward.  As a result, we anticipate moving to a cash flow break-even point by the end of 2023 and we anticipate strong sales could lead to profitability by the end of 2024.

With the acquisition of NSENA in December 2020, and the rebranding of the NSENA business as Wrap Reality, we have continued to market our VR system while working to integrate previous scenarios into a robust platform, employing BolaWrap and additional de-escalation techniques into new Wrap Reality scenarios. The improved law enforcement simulator platform continues to be used by additional agencies. In July 2022 we announced new wins with large correction agencies in Ohio and Pennsylvania that introduced our new scenarios focused on societal reentry and preventing recidivism. We plan to increase marketing activities for our VR solution to both law enforcement and corrections.

On June 30, 2022, we had backlog of approximately $72 thousand expected to be delivered in the next twelve months. Additionally, we had deferred revenue of $344 thousand expected to be recognized generally over the next five years. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation, in the normal course of business.

Since inception in March 2016, we have generated significant losses from operations and anticipate that we will continue to generate significant losses from operations for the foreseeable future. We believe that we have adequate financial resources to sustain our operations for the next year. In the second quarter of fiscal 2022 we reduced our net loss by more than $3 million versus the comparable prior year quarter. Net cash used in operations during the six months ended June 30, 2022 was $4 million less than cash used in operations during the first six months of the prior year.

We expect that we will need to continue to innovate new applications for our public safety technology, develop new products and technologies to meet diverse customer requirements and identify and develop new markets for our products.

In March 2020, the World Health Organization ("WHO") classified the COVID-19 outbreak as a pandemic. We believe our sales during the first six months of 2022 were negatively impacted by the transition to the BolaWrap 150 product and the stopping of our BolaWrap 100 production line and the effects of limited ability to demonstrate and train in 2021 due to the COVID-19 pandemic, especially internationally. We continue to monitor developments and assess areas where there is potential for our business to be impacted by the pandemic. Businesses and governments with which we engage may be operating under restrictions and experiencing disruptions, which may create obstacles in the coordination of business activities, including demonstrations, training and the negotiation and fulfillment of orders. Disruptions in the supply chain have already impacted us and could negatively impact our ability to source materials or manufacture and distribute products. We could experience a decrease in new orders from pandemic related events, which could negatively impact our revenues and reduce our liquidity and cash flows. Growth in revenue could also be impeded by these factors. The financial markets have been subject to significant volatility that could impact our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing activities. We have $28.5 million in cash and cash equivalents and short-term investments as of June 30, 2022, which we believe provides sufficient capital to fund our operations for at least the next twelve months and withstand the potential near-term consequences of the pandemic, although liquidity constraints and access to capital markets could adversely impact our liquidity and warrant changes to our investment strategy. The full magnitude of the pandemic cannot be measured at this time, and therefore, any of the aforementioned circumstances, as well as other factors, may cause our results of operations to vary substantially from year to year and quarter to quarter.

Based on various standards published to date, we believe the work our employees and associates perform is critical and essential. We are taking a variety of measures to promote the safety and security of our employees while ensuring the availability and functionality of our critical infrastructure. We are following Center for Disease Control and local guidelines regarding COVID-19 safety in the workplace. In addition, the following events related to the COVID-19 pandemic could result in lost or delayed revenue to the Company: limitations on the ability of our suppliers to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic, or local, state or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products to customers; unforeseen deviations from customers or foreign governments restricting the ability to do business; and, limitations on the ability of our customers to pay us on a timely basis, if at all.

We also may be adversely affected by continued social unrest, protests against racial inequality, protests against police brutality and movements such as “Defund the Police” and such unrest may be exacerbated by inaccurate information or negative publicity regarding our solutions. Although the negativity of some of these events has been reduced, some of these events may still directly or indirectly affect police agency budgets and funding available to current and potential customers. Participants in these events may also attempt to create the perception that our solutions are contributing to the perceived problems, which may adversely affect us, our business and results of operations, including our revenues, earnings and cash flows from operations.

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

Changes in management and other key personnel have the potential to improve and disrupt our business, and any such disruption could potentially adversely affect our operations, programs, growth, financial condition or results of operations. Improvements to operations, operating expenses and go to market approaches also have the opportunity to impact the success of the business going forward.

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

Revenue Recognition. We sell our products to customers including law enforcement agencies, domestic distributors and international distributors and revenue from such transactions is recognized in the periods that products are shipped (free on board (“FOB”) shipping point) or received by customers (FOB destination), when the fee is fixed or determinable and when collection of resulting receivables is reasonably assured. We identify customer performance obligations, determine the transaction price, allocate the transaction price to the performance obligations and recognize revenue as we satisfy the performance obligations. Our primary performance obligations are products/accessories and VR software licensing or sale. Our customers do not have the right to return product unless the product is found to be defective.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Other than the planned production change requiring a new estimate of exit expense, there were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the period ended June 30, 2022.

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

We expect our operating costs will remain at comparable current levels in the near term. We may also incur additional non-cash share-based compensation costs depending on future option and restricted stock unit grants that are impacted by stock prices and other valuation factors. Historical expenditures are not indicative of future expenditures.

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Report.

	Three Months Ended June 30,		Change
	2022	2021	$	%
Revenues:
Product sales	$969	$1,852	$(883)	(48%	)
Other revenue	196	82	112	136%
Total revenues	1,165	1,934	(769)	(40%	)
Cost of revenues:
Products and services	708	1,247	(539)	(43%	)
Restructuring inventory charge	-	747	(747)	-
Total cost of revenues	708	1,994	(1,286)	(64%	)
Gross profit (loss)	457	(60)	517	(862%	)

Operating expenses:
Selling, general and administrative	3,764	6,579	(2,815)	(43%	)
Research and development	1,476	1,162	314	27%
Total operating expenses	5,240	7,741	(2,501)	(32%	)
Loss from operations	$(4,783)	$(7,801)	$3,018	(39%	)

Revenue

We reported net revenue of $1.2 million for the three months ended June 30, 2022, as compared to $1.9 million for the prior year quarter. While domestic revenues were constant at $1.1 million in each quarter, international revenues decreased from $0.8 million for the second quarter of 2021 to $75 thousand for the quarter ended June 30, 2022. We incurred discounts of $161 thousand during the three months ended June 30, 2022, primarily as a result of promotional programs designed to encourage domestic customers to upgrade to the BolaWrap 150. These discounts compares to business discounts of $77 thousand in the prior year quarter. We expect selected discounts in the third quarter but thereafter a decline to minimal discounts as we have phased out our promotional upgrade offer.

International revenues generally consist of larger orders with the end user being large, centralized government agencies. These orders continue to be lumpy and difficult to predict as to both timing and amount. International orders anticipated in the second quarter were delayed due to the change over from the BolaWrap 100 but those orders for BolaWrap 150 are anticipated in future quarters. We believe that revenue during the fiscal year 2022 will still be an increase compared to the revenue recorded during 2021 due to growth of domestic sales and anticipated international orders from a robust pipeline, although no assurances can be given.

We incurred product promotional costs of $265 thousand during the quarter ended June 30, 2022, related primarily to BolaWrap 150 demonstration products and the cost of training products and accessories delivered to law enforcement agencies that were expensed as marketing costs. A total of $379 thousand of such product promotional costs were incurred during the prior year quarter. We are responding to increased demand for training as a result of expanded product and brand awareness with more efficient training approaches. With increased successful field use by agencies and greater brand awareness, as well as the transition to the BolaWrap 150, we expect reductions in product promotional costs to decline versus the prior year.

We had $344 thousand of deferred revenue at June 30, 2022, of which $221 thousand related to VR training and $123 thousand related to BolaWrap extended warranties and services. As we potentially secure increased bookings for Wrap Reality, as well as BolaWrap extended warranties, we expect our deferred revenue to grow in future quarters.

At June 30, 2022, we had backlog of $72 thousand expected to be delivered in the next twelve months. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instance’s cancellation in the normal course of business.

The impact of the COVID-19 pandemic and geopolitical conflicts, including the recent war in Ukraine, has created much uncertainty in the global marketplace. The COVID-19 pandemic has and may continue to restrict our ability to travel internationally. Although no assurances can be given, we do believe, however, that the challenges to substantially increasing sales caused by COVID-19 will abate as the pandemic wanes, especially given the number of BolaWrap trials currently ongoing and the current environment where non-lethal options are being widely considered by law enforcement domestically and internationally.

We have experienced recent changes in management. Changes in management and other key personnel have the potential to disrupt our business, and any such disruption could adversely affect our revenue growth in future periods, especially in the near term as we execute our Management Transition plan.

Gross Profit

Our cost of revenue for the quarter was $708 thousand resulting in a gross margin of 39%. The gross margin for the comparable prior quarter, was also 39% after excluding $747 thousand of restructuring charges related to the wind down of BolaWrap 100 production. The most recent quarter period gross margin was impacted by the lower sales volume, warranty costs and promotional discounts. We also were impacted by certain higher raw material prices in the second quarter to obtain certain parts. Our margin is expected to improve in future quarters as these issues abate.

Due to our limited history of revenue historical margins, however, may not be indicative of planned future margins. The BolaWrap 150 has higher margins than historical production. Our margins also vary based on the sales channels through which our products are sold and product mix. Currently, our cassettes have lower margins than BolaWrap devices. We implement product updates and revisions, including raw material and component changes that may impact product costs. With such product updates and revisions, we have limited warranty cost experience and estimated future warranty costs can impact our gross margins.

Our global supply chain has been subject to significant component shortages, increased lead times, cost fluctuations, and logistics constraints that have impacted our product costs. We expect these supply chain challenges to continue throughout 2022. Supplier shortages, quality issues and logistic delays affect our production schedules and could in turn have a material adverse effect on our financial condition, results of operation and cash flows.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense for the quarter ended June 30, 2022 were $2.8 million less than the prior year comparable quarter due to cost containment efforts and due to certain one-time costs in the prior year quarter.

Share-based compensation costs allocated to SG&A decreased to $0.6 million compared to $2.0 million for the comparable prior quarter. This $1.4 million decrease resulted primarily from a one-time $1.2 million cost in the prior year quarter for legacy and new directors appointed in April 2021.

Cash compensation costs of $1.5 million for the quarter ended June 30, 2022 were comparable to the prior year as staffing remained at similar levels. During the quarter ended June 30, 2022, as compared to the prior year comparable quarter, we incurred reduced advertising and promotions costs (including product promotion costs) of $254 thousand, reduced professional fees of $116 thousand, reduced annual meeting costs of $234 thousand and reduced consulting and contract services fees of $643 thousand. We expect expenditures for SG&A expenses for the balance of 2022 to remain below the prior year due to management’s active cost containment efforts.

Research and Development Expense

Research and development expense increased by $314 thousand for the quarter ended June 30, 2022, compared to the comparable period in the prior year. Non-cash share-based compensation expense allocated to research and development personnel was $136 thousand for the quarter ended June 30, 2022 comparable to the $121 thousand for the prior period. Cash compensation costs for the quarter ended June 30, 2022 increased $102 thousand compared to the prior year resulting from an increase in headcount primarily associated with product development. Prototype related costs for quarter ended June 30, 2022, increased $106 thousand related to BolaWrap 150 continued improvements. We expect our research and development costs to remain at comparable levels for the balance of 2022.

Operating Loss

Loss from operations during the three months ended June 30, 2022, of $4.8 million was a reduction of $3.0 million compared to that of the three months ended June 30, 2021 reflecting increased margin and the focus on reducing operating costs.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Report.

	Six Months Ended June 30,		Change
	2022	2021	$	%
Revenues:
Product sales	$2,431	$3,278	$(847)	(26%	)
Other revenue	333	198	135	68%
Total revenues	2,764	3,476	(712)	(20%	)
Cost of revenues:
Products and services	1,640	2,184	(544)	(25%	)
Restructuring inventory charge	-	747	(747)	-
Total cost of revenues	1,640	2,931	(1,291)	(44%	)
Gross profit	1,124	545	579	106%

Operating expenses:
Selling, general and administrative	8,370	11,557	(3,187)	(28%	)
Research and development	2,971	2,227	744	33%
Total operating expenses	11,341	13,784	(2,443)	(18%	)
Loss from operations	$(10,217)	$(13,239)	$3,022	(23%	)

Revenue

We reported net revenue of $2.8 million for the six months ended June 30, 2022, as compared to $3.5 million for the quarter ended June 30, 2021. Domestic revenues of $2.3 million for the six months reflected growth of 30% over the prior comparable quarter of $1.8 million. International revenues decreased from $1.7 million for the six months ended June 30, 2021 to $0.5 million for the six months ended June 30, 2022. We incurred discounts of $549 thousand during the six months ended June 30, 2022, primarily as a result of promotional programs designed to encourage domestic customers to upgrade to the BolaWrap 150. The discounts compare to business discounts of $81 thousand in the comparable six-month period of the prior year. We expect selected discounts in the third quarter but thereafter a decline to minimal discounts as we have phased out our promotional upgrade offer.

International revenues generally consist of larger orders with the end user being large, centralized government agencies. These orders continue to be lumpy and difficult to predict as to both timing and amount. International orders anticipated in the second quarter were delayed due to the change over from the BolaWrap 100 but those orders for BolaWrap 150 are anticipated in future quarters. We believe that revenue during the fiscal year 2022 will still be an increase compared to the revenue recorded during 2021 due to growth of domestic sales and anticipated international orders from a robust pipeline, although no assurances can be given.

We incurred product promotional costs of $479 thousand during the six months ended June 30, 2022, related primarily to BolaWrap 150 demonstration products and the cost of training products and accessories delivered to law enforcement agencies that were expensed as marketing costs. A total of $678 thousand of such product promotional costs were incurred during the six months ended June 30, 2021. We are responding to increased demand for training as a result of expanded product and brand awareness with more efficient training approaches. With increased successful field use by agencies and greater brand awareness we expect reductions in product promotional costs to decline versus the prior year.

We had $344 thousand of deferred revenue at June 30, 2022, of which $221 thousand related to VR training and $123 thousand related to BolaWrap extended warranties and services.

At June 30, 2022, we had backlog of $72 thousand expected to be delivered in the next twelve months. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instance’s cancellation in the normal course of business.

Gross Profit

Our cost of revenue for the six months ended June 30, 2022, was $1.6 million resulting in a gross margin of 41%. The gross margin for the six months ended June 30, 2021, was 37% after adjusting excluding $747 thousand of restructuring charges related to the wind down of BolaWrap 100 production. The most recent period gross margin was impacted by the lower sales volume and promotional discounts. We also were impacted by certain higher raw material prices in 2022 to obtain certain parts. Our margin is expected to improve in future quarters as these issues abate.

Due to our limited history of revenue historical margins, however, may not be indicative of planned future margins. The BolaWrap 150 has higher margins than historical production. Our margins also vary based on the sales channels through which our products are sold and product mix. Currently, our cassettes have lower margins than BolaWrap devices. We implement product updates and revisions, including raw material and component changes that may impact product costs. With such product updates and revisions, we have limited warranty cost experience and estimated future warranty costs can impact our gross margins.

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

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense for the six months ended June 30, 2022 were $8.4 million reflecting a, decrease of $3.2 million when compared to $11.6 million for the six months ended June 30, 2021. The reduction in SG&A costs reflected active cost containment efforts and nonrecurrence of certain one-time costs in the prior year quarter.

Share-based compensation costs allocated to SG&A was $1.5 million for the six months ended June 30, 2022 compared to $2.6 million for the comparable prior period. This $1.4 million decrease included the effect of a one-time $1.2 million cost in the prior period for legacy and new directors appointed in April 2021.

Cash compensation costs of $3.1 million for the six months ended June 30, 2022 was a $179 thousand increase from the prior year six months but included a $300 thousand severance expense offset by cost containment efforts. During the six months ended June 30, 2002, as compared to the prior year comparable six months, we incurred reduced advertising and promotions costs (including product promotion costs) of $341 thousand, reduced professional fees of $842 thousand, reduced annual meeting costs of $234 thousand and reduced consulting and contract services fees of $748 thousand. We expect expenditures for SG&A expenses for the balance of 2022 to remain below the prior year due to active cost containment efforts.

Research and Development Expense

Research and development expense increased by $744 thousand for the six months ended June 30, 2022, compared to the comparable six-month period in fiscal 2021. Non-cash share-based compensation expense allocated to research and development personnel was $271 thousand for the six months ended June 30, 2022 compared to the $378 thousand for the prior period which included effects of new hires. Cash compensation costs for the six months ended June 30, 2022 increased $269 thousand compared to the prior year resulting from an increase in headcount primarily associated with product development. Prototype related costs for the six months ended June 30, 2022, increased $305 thousand related to BolaWrap 150 startup costs and continued improvements. We expect our research and development costs to remain at comparable levels for the balance of 2022.

Operating Loss

Loss from operations during the six months ended June 30, 2022, of $10.2 million was a reduction of $3.0 million compared to that of the six months ended June 30, 2021 reflecting second quarter reduced costs from the prior year.

Liquidity and Capital Resources

Overview

We have experienced net losses and negative cash flows from operations since our inception. As of June 30, 2022, we had cash and cash equivalents of $3.6 million, short-term investments of $24.9 million, positive working capital of $30 million and had sustained cumulative losses attributable to stockholders of $60 million. We believe that our cash on hand and short-term investments will sustain our operations for at least the next twelve months from the date of this Report.

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

Cash Flow

Operating Activities

During the six months ended June 30, 2022, net cash used in operating activities was $6.2 million. The net loss of $10.2 million was decreased by non-cash expense of $2.2 million consisting primarily of share-based compensation expense of $1.76 million. Other major component changes using operating cash included an increase of $467 thousand in inventories and a net reduction in accounts payable and accrued liabilities of $311 thousand. A decrease in accounts receivable of $2.4 million reduced the cash used in operating activities.

During the six months ended June 30, 2021, net cash used in operating activities was $10.25 milllion. The net loss of $13.2 million was decreased by non-cash expense of $4.3 million consisting primarily of share-based compensation expense of $3 million, restructuring inventory charges of $747 thousand and shares issued for services of $239 thousand. Other major component changes using operating cash included an increase of $798 thousand in accounts receivable and an increase in inventories of $713 thousand. An increase of $101 thousand in accounts payable and accrued expenses and an increase of $170 thousand in deferred revenue reduced the cash used in operating activities.

Investing Activities

During the six months ended June 30, 2022, we used $14.9 million of cash to purchase short-term investments and we had proceeds from maturities of short-term investments of $20 million. During the six months ended June 30, 2021, we used $25 million of cash to purchase short-term investments and we had proceeds from maturities of short-term investments of $20 million.

We used $168 thousand and $367 thousand of cash for the purchase of property and equipment during the six months ended June 30, 2022, and 2021, respectively. We invested $102 thousand and $96 thousand in patents during the six months ended June 30, 2022, and 2021, respectively.

Financing Activities

During the six months ended June 30, 2022, we received $75 thousand in proceeds from the exercise of previously issued stock options. During the six months ended June 30, 2021, we received $12 million in proceeds from the exercise of outstanding stock warrants, $278 thousand in proceeds from the exercise of previously issued stock options and repaid $200 thousand in debt relating to the NSENA acquisition.

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

We are committed to aggregate lease payments on our facility lease of $58 thousand in 2022, $121 thousand in 2023, $126 thousand in 2024, and $75 thousand in 2025.

At June 30, 2022, we were committed for approximately $3.2 million for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended June 30, 2022, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, as of June 30, 2022, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Shareholder Derivative Litigation

On November 13, 2020, Naresh Rammohan filed a shareholder derivative action in the United States District Court for the Central District of California against current and former Company officers Tom Smith, James Barnes, Mike Rothans, Marc Thomas, and David Norris, as well as current and former Company directors Messrs. Scot Cohen, Patrick Kinsella, Michael Parris, and Wayne Walker, alleging unjust enrichment, breach of fiduciary duty, waste of corporate assets, and contribution claims under the Securities Exchange Act of 1934, docketed as Case No. 2:20-cv-10444-DMG-PVCx. On January 20, 2021, Ray Westerman filed a second derivative action in the same court against the same parties, alleging breach of fiduciary duty and contribution claims under the Securities Exchange Act of 1934, docketed as Case No. 2:21-cv-00550-DMG-PVCx. On January 22, 2021, Jesse Lowe filed a third derivative action in the same court against the same parties, alleging breach of fiduciary duty and asserting various claims under the Securities Exchange Act of 1934, docketed as Case No. 2:21-cv-00597-DMG-PVCx.  The Company was named as a nominal defendant in each of these actions.

On February 16, 2021, the Honorable Dolly M. Gee issued an order consolidating the three derivative actions under the caption In re Wrap Technologies, Inc. Shareholder Derivative Litigation, Case No. 2:20-10444-DMG-PVCx, (the “Derivative Action”) and stayed the Derivative Action at least until the resolution of the action captioned In re Wrap Technologies, Inc. Securities Exchange Act Litigation, Case No. 2:20-cv-08760-DMG (the “Securities Action”).  On December 20, 2021, Judge Gee dismissed the Securities Action with prejudice.  On April 29, 2022 the above-mentioned parties jointly filed a stipulation of voluntary dismissal in order to dismiss the Derivative Action without prejudice to the plaintiffs, the Company, or Wrap shareholders (“the Stipulation”). The Stipulation was granted by Judge Gee on May 3, 2022.

Other Legal Information

We may become subject to other legal proceedings, as well as demands and claims that arise in the normal course of our business, including claims of alleged infringement of third-party patents and other intellectual property rights, breach of contract, employment law violations, and other matters and matters involving requests for information from us or our customers under federal or state law. Such claims, even if not meritorious, could result in the expenditure of significant financial and management resources. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. At June 30, 2022, we had no provision for liability under existing litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered securities were issued during the three months ended June 30, 2022, that were not previously reported.

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

August 10, 2022	WRAP TECHNOLOGIES, INC. By: /s/ CHRIS DEALMEIDA Chris DeAlmeida Chief Financial Officer and Treasurer (Principal Accounting Officer)