Form 10-Q
period 2022-09-30
WRAP TECHNOLOGIES, INC.
filed 2022-11-09
CIK 1702924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022 a total of 41,124,312 shares of the Registrant’s common stock, par value $0.0001, (“Common Stock”) were issued and outstanding.

WRAP TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wrap Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	September 30,
	2022	December 31,
	(Unaudited)	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,828	$4,937
Short-term investments	19,865	29,983
Accounts receivable and contract assets, net	2,222	3,859
Inventories, net	2,962	1,566
Prepaid expenses and other current assets	600	868
Total current assets	29,477	41,213
Property and equipment, net	819	976
Operating lease right-of-use asset, net	311	51
Intangible assets, net	1,900	1,982
Other assets	11	9
Total assets	$32,518	$44,231

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$945	$1,779
Accrued liabilities	991	824
Customer deposits	-	43
Deferred revenue- short term	144	155
Operating lease liability - short term	106	56
Total current liabilities	2,186	2,857

Long-term liabilities:
Deferred revenue- long term	156	110
Operating lease liability - long term	221	-
Total long-term liabilities	377	110
Total liabilities	2,563	2,967

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; none issued and outstanding	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 41,125,578 and 40,851,945 shares issued and outstanding each period, respectively	4	4
Additional paid-in capital	93,736	91,025
Accumulated deficit	(63,841)	(49,759)
Accumulated other comprehensive loss	56	(6)
Total stockholders' equity	29,955	41,264
Total liabilities and stockholders' equity	$32,518	$44,231

See accompanying notes to unaudited condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Product sales	$1,612	$1,719	$4,042	$4,997
Other revenue	89	86	422	283
Total revenues	1,701	1,805	4,464	5,280
Cost of revenues:
Products and services	790	1,094	2,430	3,276
Product line exit expense	-	-	-	747
Total cost of revenues	790	1,094	2,430	4,023
Gross profit	911	711	2,034	1,257

Operating expenses:
Selling, general and administrative	3,586	4,654	11,952	16,210
Research and development	1,236	2,076	4,210	4,303
Total operating expenses	4,822	6,730	16,162	20,513
Loss from operations	(3,911)	(6,019)	(14,128)	(19,256)

Other income (expense):
Investment income	34	13	36	22
Other	12	15	10	14
	46	28	46	36
Net loss	$(3,865)	$(5,991)	$(14,082)	$(19,220)

Net loss per basic and diluted common share	$(0.09)	$(0.15)	$(0.34)	$(0.50)
Weighted average common shares used to compute net loss per basic and diluted common share	41,086,285	40,413,332	40,955,234	38,767,009

Comprehensive loss:
Net loss	$(3,865)	$(5,991)	$(14,082)	$(19,220)
Net unrealized gain (loss) on short-term investments	73	(2)	62	(4)
Comprehensive loss	$(3,792)	$(5,993)	$(14,020)	$(19,224)

See accompanying notes to unaudited condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

(unaudited)

	Three Months Ended September 30, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at July 1, 2022	40,992,161	$4	$92,856	$(59,976)	$(17)	$32,867
Common shares issued upon exercise of stock options	5,500	-	8	-	-	8
Share-based compensation expense	-	-	872	-	-	872
Common shares issued upon vesting of restricted stock units	127,917	-	-	-	-	-
Net unrealized gain on short-term investments	-	-	-	-	73	73
Net loss for the period	-	-	-	(3,865)	-	(3,865)
Balance at September 30, 2022	41,125,578	$4	$93,736	$(63,841)	$56	$29,955

	Nine Months Ended September 30, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2022	40,851,945	$4	$91,025	$(49,759)	$(6)	$41,264
Common shares issued upon exercise of stock options	55,500	-	83	-	-	83
Share-based compensation expense	-	-	2,628	-	-	2,628
Common shares issued upon vesting of restricted stock units	218,133	-	-	-	-	-
Net unrealized gain on short-term investments	-	-	-	-	62	62
Net loss for the period	-	-	-	(14,082)	-	(14,082)
Balance at September 30, 2022	41,125,578	$4	$93,736	$(63,841)	$56	$29,955

	Three Months Ended September 30, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at July 1, 2021	39,911,390	$4	$87,277	$(38,539)	$13	$48,755
Common shares issued upon exercise of stock options	758,338	-	1,399	-	-	1,399
Common shares issued upon vesting of restricted stock units	79,133	-	-	-	-	-
Share-based compensation expense	-	-	1,303	-	-	1,303
Net unrealized loss on short-term investments	-	-	-	-	(2)	(2)
Net loss for the period	-	-	-	(5,991)	-	(5,991)
Balance at September 30, 2021	40,748,861	$4	$89,979	$(44,530)	$11	$45,464

	Nine Months Ended September 30, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2021	37,554,162	$4	$71,705	$(25,310)	$15	$46,414
Common shares issued upon exercise of warrants at $6.50 per share	1,661,320	-	10,799	-	-	10,799
Common shares issued upon exercise of warrants at $8.125 per share	153,692	-	1,249	-	-	1,249
Common shares issued upon exercise of stock options	915,404	-	1,678	-	-	1,678
Common shares issued upon vesting of restricted stock units	421,407	-	-	-	-	-
Common shares issued for services	42,876	-	239	-	-	239
Share-based compensation expense	-	-	4,310	-	-	4,310
Net unrealized loss on short-term investments	-	-	-	-	(4)	(4)
Net loss for the period	-	-	-	(19,220)	-	(19,220)
Balance at September 30, 2021	40,748,861	$4	$89,979	$(44,530)	$11	$45,464

See accompanying notes to unaudited condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(14,082)	$(19,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	574	336
Product line exit expense	-	747
Gain on sale of assets	-	(17)
Warranty provision	55	23
Software impairment charge	-	170
Change in contingent liability	-	(23)
Non-cash lease expense	75	67
Share-based compensation	2,628	4,310
Common shares issued for services	-	239
Provision for doubtful accounts	61	27
Changes in assets and liabilities:
Accounts receivable	1,576	(1,414)
Inventories	(1,396)	(160)
Prepaid expenses and other current assets	268	231
Accounts payable	(834)	271
Operating lease liability	(65)	(71)
Customer deposits	(43)	19
Accrued liabilities and other	175	502
Warranty settlement	(63)	10
Deferred revenue	35	224
Net cash used in operating activities	(11,036)	(13,729)

Cash Flows From Investing Activities:
Purchase of short-term investments	(23,119)	(30,014)
Proceeds from maturities of short-term investments	33,300	25,000
Capital expenditures for property and equipment	(201)	(811)
Investment in patents and trademarks	(133)	(129)
Purchase of intangible assets	-	(561)
Proceeds from long-term deposits	(3)	4
Net cash provided by (used in) investing activities	9,844	(6,511)

Cash Flows From Financing Activities:
Proceeds from exercise of warrants	-	12,048
Proceeds from exercise of stock options	83	1,678
Repayment of debt	-	(275)
Net cash provided by financing activities	83	13,451

Net decrease in cash and cash equivalents	(1,109)	(6,789)
Cash and cash equivalents, beginning of period	4,937	16,647
Cash and cash equivalents, end of period	$3,828	$9,858

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Change in unrealized gain on short-term investments	$62	$(2)
Right-of-use asset and liability recorded during period	$260	$(66)

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

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), as filed with the SEC on March 10, 2022. The accompanying condensed consolidated balance sheet at December 31, 2021, has been derived from the audited consolidated balance sheet at December 31, 2021, contained in the Annual Report. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

Loss per Share

Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per Common Share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential Common Stock instruments outstanding to be antidilutive. Stock options and restricted stock units exercisable or issuable for a total of 6,396,277 shares of Common Stock were outstanding at September 30, 2022. These securities are not included in the computation of diluted net loss per common share for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

Recent Issued Accounting Guidance

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), to require that an acquirer recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The amendments in ASU 2021-08 should be applied prospectively and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We do not expect the adoption of ASU 2021-08 to have a material impact on our consolidated financial statements and related disclosures.

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

The Company enters into contracts that include various combinations of products, accessories, software and services, each of which are generally distinct and are accounted for as separate performance obligations. Product sales includes BolaWrap products and accessories. Other revenue includes VR revenues, service, training and shipping revenues.

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

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced, and a receivable is recorded. A contract asset is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. The Company may receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below details the activity in our contract liabilities during the nine months ended September 30, 2022.

	Customer	Deferred
	Deposits	Revenue
Balance at January 1, 2022	$43	$265
Additions, net	-	171
Transfer to revenue	(43)	(136)
Balance at September 30, 2022	$-	$300
Current portion	$-	$144
Long-term portion	$-	$156

At September 30, 2022, the Company’s deferred revenue of $300 consisted of $177 related to VR training and $123 related to BolaWrap extended warranties and services. At December 31, 2021, the Company’s deferred revenue of $265 consisted of $172 related to VR training and $67 related to extended warranties and services.

The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the recognition timing of the revenue for any such underlying performance obligations. The Company had no such assets at September 30, 2022, and December 31 2021. The Company will apply the practical expedient to expense any sales commissions related to performance obligations with an amortization of one year or less when incurred within selling, general and administrative expense.

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

The following table shows the Company’s cash and cash equivalents, Money Market Funds and short-term investments by significant investment category as of September 30, 2022, and December 31, 2021.

	As of September 30, 2022
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$3,382	$-	$-	$3,382
U.S. Treasury securities in short-term investments	19,803	62	-	19,865
Total Financial Assets	$23,185	$62	$-	$23,247

	As of December 31, 2021
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$1,670	$-	$-	$1,670
U.S. Treasury securities in short-term investments	29,989	-	(6)	29,983
Total Financial Assets	$31,659	$-	$(6)	$31,653

Unrealized gains or losses resulting from our short-term investments are recorded in accumulated other comprehensive gain or loss. During the three and nine months ended September 30, 2022, a $73 gain and $62 gain was recorded to accumulated other comprehensive gain (loss), respectively. During the three and nine months ended September 30, 2021, a $2 loss and a $4 loss was recorded to accumulated other comprehensive loss, respectively

Our financial instruments also include accounts receivable, accounts payable, accrued liabilities and business acquisition liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.

4.          INVENTORIES, NET

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. Inventories consisted of the following:

	September 30,	December 31,
	2022	2021
Finished goods	$1,974	$1,027
Work in process	-	2
Raw materials	988	537
Inventories, net	$2,962	$1,566

5.          PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30,	December 31,
	2022	2021
Production and lab equipment	$500	$500
Tooling	424	273
Computer equipment	513	467
Furniture, fixtures and improvements	181	176
	1,618	1,416
Accumulated depreciation	(799)	(440)
Property and equipment, net	$819	$976

Depreciation expense was $121 and $359 for the three and nine months ended September 30, 2022 and was $69 and $191 for the three and nine months ended September 30, 2021, respectively.

6.          INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	September 30,	December 31,
	2022	2021
Amortizable intangible assets:
Patents	$540	$416
Trademarks	143	134
Purchased software	1,212	1,212
Other	50	50
	1,945	1,812
Accumulated amortization	(389)	(174)
Total amortizable	1,556	1,638
Indefinite life assets (non-amortizable)	344	344
Total intangible assets, net	$1,900	$1,982

Amortization expense was $72 and $215 for the three and nine months ended September 30, 2022 and was $48 and $145 for the three and nine months ended September 30, 2021, respectively.

At September 30, 2022, future amortization expense is as follows:

2022 (3 months)	$72
2023	284
2024	284
2025	280
2026	192
Thereafter	444
Total estimated amortization expense	$1,556

7.          ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $61 and $228 due to related party Syzygy Licensing, LLC (“Syzygy”) as of September 30, 2022, and December 31, 2021, respectively. See Notes 10, 11, and 12 for additional related party information.

Accrued liabilities consist of the following:

	September 30,	December 31,
	2022	2021
Patent and legal costs	$131	$28
Accrued compensation	759	628
Warranty costs	88	96
Taxes and other	13	72
	$991	$824

Accrued compensation includes $25 of future severance payments for the Company’s former Chief Executive Officer payable through October 2022.

Changes in our estimated product warranty costs were as follows:

	Nine months Ended September 30,
	2022	2021
Balance, beginning of period	$96	$48
Warranty settlements	(63)	(16)
Warranty provision	55	42
Balance, end of period	$88	$74

8.          LEASES

The Company determines if an arrangement is a lease at inception. The guidance in FASB ASC Topic 842, Leases defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Operating lease right of use (“ROU”) assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. The Company’s leases do not provide an implicit rate. Due to a lack of financing history or ability, the Company uses an estimate of low-grade debt rate published by the Federal Reserve Bank as its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The ROU asset includes any lease payments made and excludes lease incentives and initial direct costs incurred.

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

Amortization of ROU operating lease assets was $26 and $75 for the three and nine months ended September 30, 2022 and was $21 and $67 for the three and nine months ended September 30, 2021, respectively.

Operating lease expense for capitalized operating leases included in operating activities was $30 and $88 for the three and nine months ended September 30, 2022 and was $23 and $73 for the three and nine months ended September 30, 2021, respectively.

Operating lease obligations recorded on the balance sheet at September 30, 2022, are:

Operating lease liability- short term	$106
Operating lease liability - long term	221
Total Operating Lease Liability	$327

Future lease payments included in the measurement of lease liabilities on the balance sheet at September 30, 2022, for future periods are as follows:

2022 (3 months)	$31
2023	121
2024	125
2025	75
Total future minimum lease payments	352
Less imputed interest	(25)
Total	$327

The weighted average remaining lease term is 2.83 years, and the weighted average discount rate is 5.0%.

The Company had $3 and $0 short-term lease expense during the nine months ended September 30, 2022, and 2021. The Company does not have any finance leases.

9.          STOCKHOLDERS' EQUITY

The Company’s authorized capital consists of 150,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”).

At December 31, 2021 the Company had outstanding Common Stock purchase warrants exercisable for 1,391,667 shares that expired on June 1, 2022, and had no purchase warrants outstanding at September 30, 2022.

10.          SHARE-BASED COMPENSATION

On March 31, 2017, the Company adopted, and the stockholders approved, the 2017 Stock Incentive Plan (the “Plan”) authorizing 2,000,000 shares of Common Stock for issuance as awards to employees, directors or consultants. In May 2019, the stockholders ratified an increase in the Plan authorizing an additional 2,100,000 shares of Common Stock, in June 2020 ratified an additional 1,900,000 shares of Common Stock, in June 2021 ratified an additional 1,500,000 shares of Common Stock and in June 2022 ratified an additional 1,500,000 shares of Common Stock, for a total of 9,000,000 shares subject to the Plan. At September 30, 2022, there were 1,624,160 shares of Common Stock remaining available for grant under the Plan.

The Company generally recognizes share-based compensation expense on the grant date and over the period of vesting or period that services will be provided. In January 2022 the Company recognized severance acceleration of $242 of share-based compensation expense resulting from the resignation of the Company’s Chief Executive Officer as part of a management transition plan.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2022:

		Weighted Average
	Options on		Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding January 1, 2022	3,935,883	$5.24	4.79
Granted	2,734,639	$2.85
Exercised	(55,500)	$1.50
Forfeited, cancelled, expired	(978,709)	$5.48
Outstanding September 30, 2022	5,636,313	$3.74	6.01	$232,778
Exercisable September 30, 2022	2,507,744	$4.47	2.14	$232,778

At September 30, 2022, there were 4,022,083 service-based stock options outstanding, and 1,614,230 performance-based stock options outstanding, which performance-based stock options were granted in April 2022 to the Company’s Chief Executive Officer and President, subject to future market capitalization targets. 1,049,145 of the 4,013,885 stock options granted included in the table above were granted in April 2022 outside the Plan as an employment inducement grant, but are subject to the terms and conditions of the Plan.

The Company uses the Black-Scholes option pricing model to determine the fair value of service-based options granted. The following table summarizes the assumptions used to compute the fair value of options granted to employees and non-employees:

	For the Nine months
	Ended September 30,
	2022	2021
Expected stock price volatility	49%	50%
Risk-free interest rate	1.17%	0.90%
Expected dividend yield	0%	0%
Expected life of options - years	3.46	5.74
Weighted-average fair value of options granted	$1.25	$2.57

Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of awards. The Company’s estimated volatility was based on an average of the historical volatility of peer entities whose stock prices were publicly available. The Company’s calculation of estimated volatility is based on historical stock prices of these peer entities over a period equal to the expected life of the awards. The Company uses the historical volatility of peer entities due to the lack of sufficient historical data of its stock price. The Company records forfeitures as they are incurred.

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company calculates the expected life of the options using the Simplified Method for the employee stock options as the Company does not have sufficient historical exercise data.

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

Stock option expense was $308 and $1,448 for the three and nine months ended September 30, 2022 and was $1.302 and $4,310 for the three and nine months ended September 30, 2021, respectively.

Restricted Stock Units

The Plan provides for the grant of restricted stock units (“RSUs”). RSUs are settled in shares of the Company’s Common Stock as the RSUs become vested. The following table summarizes RSU activity for the nine months ended September 30, 2022:

		Weighted Average	Weighted Average
	Service-Based	Grant Date	Vesting
	RSU's	Fair Value	Period (Years)
Unvested at January 1, 2022	269,303	$6.47
Granted - service based	753,817	$2.57
Vested	(218,133)	$4.93
Forfeited and cancelled	(60,023)	$6.57
Unvested at September 30, 2022	744,964	$2.97	2.32

A total of 175,173 RSUs included in the table above were granted in April 2022 outside the Plan as an employment inducement grant but are subject to the terms and conditions of the Plan.

RSU expense was $564 and $1,180 for the three and nine months ended September 30, 2022 and was $467 and $2,245 for the three and nine months ended September 30, 2021, respectively.

Share-Based Compensation Expense

The Company recorded share-based compensation for options and RSUs in its statements of operations for the relevant periods as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2022	2021	2022	2021
Selling, general and administrative	$700	$1,093	$2,180	$3,722
Research and development	172	210	448	588
Total share-based expense	$872	$1,303	$2,628	$4,310

As of September 30, 2022, total estimated compensation expense of stock options granted and outstanding but not yet vested was $3,820 which is expected to be recognized over the weighted average period of 3.5 years. As of September 30, 2022, total estimated compensation cost of RSUs granted and outstanding but not yet vested was $1,828 which is expected to be recognized over the weighted average period of 2.3 years.

11.          COMMITMENTS AND CONTINGENCIES

Facility Lease

See Note 8.

Related Party Technology License Agreement

The Company is obligated to pay royalties and development and patent costs pursuant to an exclusive Amended and Restated Intellectual Property License Agreement dated as of September 30, 2016, with Syzygy, a company owned and controlled by stockholder/consultant Mr. Elwood Norris and stockholder/consultant Mr. James Barnes. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000 in royalties or until September 30, 2026, whichever occurs earlier. The Company recorded $61 and $147 for royalties during the three and nine months ended September 30, 2022 and $65 and $185 incurred for the three and nine months ended September 30, 2021, respectively.

Purchase Commitments

At September 30, 2022, the Company was committed for approximately $4,376 for future component deliveries that are generally subject to modification or rescheduling in the normal course of business.

12.          RELATED PARTY TRANSACTIONS

Commencing in October 2017 the Company began reimbursing Mr. Elwood Norris, a former officer and current stockholder and consultant of the Company, $1.5 per month on a month-to-month basis for laboratory facility expense, for an aggregate of $13.5 during the nine months ended September 30, 2022, and 2021, respectively.

See Notes 7, 10 and 11 for additional information on related party transactions and obligations.

13.          MAJOR CUSTOMERS AND RELATED INFORMATION

For the three months ended September 30, 2022, revenues from one distributor accounted for approximately 59%, of revenues with no other single customer accounting for more than 10% of total revenues. For the three months ended September 30, 2021, revenues from two distributors accounted for approximately 41% and 29% of revenues with no other single customer accounting for more than 10% of total revenues.

For the nine months ended September 30, 2022, revenues from one distributor accounted for approximately 39% of revenues with no other single customer accounting for more than 10% of total revenues. For the nine months ended September 30, 2021, revenues from two distributors accounted for approximately 27% and 21% of revenues with no other single customer accounting for more than 10% of total revenues.

At September 30, 2022, accounts receivable from two distributors accounted for 42% and 15% of accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. Three distributors accounted for 48%, 16% and 15% of accounts receivable at December 31, 2021 with no other single customer accounting for more than 10% of the accounts receivable balance.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location:

	For the Three Months		For the Nine months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Americas	$1,478	$1,088	$3,484	$2,837
Europe, Middle East and Africa	220	745	435	2,424
Asia Pacific	3	(28)	545	19
Total revenues	$1,701	$1,805	$4,464	$5,280

14.          SUBSEQUENT EVENTS

On October 11, 2022, the company received an order from an international government agency for the purchase of over 2,000 BolaWrap devices, cassettes and other accessories totaling over $1.5 million. This order will be recorded in the fourth quarter 2022.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and with our audited financial statements and other information presented in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”). The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “will,” “could,” “would,” or the negative or plural of such words and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the only means of identifying forward-looking statements. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Report and in our other filings with the Securities and Exchange Commission (“SEC”), including particularly matters set forth under Part I, Item 1A (Risk Factors) of the Annual Report. Furthermore, such forward-looking statements speak only as of the date of this Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For purposes of Management's Discussion and Analysis within this Report, all monetary amounts are stated in thousands except for par values and per share amounts, unless otherwise stated.

Overview

We are a global public safety technology and services company organized in March 2016 delivering modern policing solutions to law enforcement and security personnel. We are a mission-driven organization focused on improving public safety encounters and outcomes. We began sales of our first public safety product, the BolaWrap 100 remote restraint device, in late 2018. In October 2021 we released a new generation product, the BolaWrap 150. The BolaWrap 150 is electronically deployed and is more robust, smaller, lighter and simpler to deploy than the BolaWrap 100 that is being phased out. In 2020 we added a new solution to our public safety technologies, which is our virtual reality (“VR”) training platform – Wrap Reality. Wrap Reality is now sold to law enforcement agencies for simulation training as well as corrections departments for the societal reentry scenarios.

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

Wrap Reality – is a law enforcement training system employing immersive computer graphics VR with proprietary software-enabled content. It allows up to two participants to enter a simulated training environment simultaneously, and customized weapons controllers enable trainees to engage in strategic decision making along the force continuum.

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

To support our increased sales and distribution activities we have developed and offer robust training and class materials that certify law enforcement officers and trainers as BolaWrap instructors in the use and limitations of the BolaWrap in conjunction with modern policing tactics for de-escalation of encounters. We believe that law enforcement trainers and officers that have seen demonstrations or have been trained about our products are more supportive of their department’s purchase and deployment of product. As of September 30, 2022, over 1,315 agencies have received BolaWrap training with over 4,390 training officers at those agencies certified as BolaWrap instructors and qualified to train the rest of their departments. This represents a 39% increase in agencies and a 36% increase in training officers as compared to September 30, 2021.

Operating expenses in the third fiscal quarter of 2022 reduced by 28% as compared to the third fiscal quarter of 2021. The focus on reducing operating expenses was an immediate focus on the new management team. In the second quarter, our new management team focused on assessing all facets of the business and completed a strategic roadmap to drive long-term growth and produce lasting value for shareholders. Our strategic roadmap is centered on sustainably growing sales through building repeatable domestic BolaWrap sales, ramping international sales on the new BolaWrap 150, and implementing a customer success function expanding existing agencies to full patrol-wide BolaWrap deployment. We also have added a dedicated inside sales function to grow our velocity on new leads.  We will be expanding our distributor and partner relationships, and leveraging product diversification and innovation to catalyze sales growth. A key decision in the strategic roadmap was to improve our pricing on BolaWrap 150 devices and cassettes now that the product has proven itself to law enforcement as a significant upgrade. We have also transitioned to charging for our respected training services. We have implemented changes to how we sell Wrap Reality and have now solidified our go forward virtual reality model as a Software as a Service (“SaaS”) model. These changes will have significant positive impact on our future success and growth.

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

We are recovering from supply chain impacts and a difficult transition from the BolaWrap 100 to the BolaWrap 150. We expect to make more product demonstrations and conduct more training sessions, especially in international markets, as pandemic-related restrictions continue to ease in 2022. We also expect to see increased sales momentum in the back half of 2022 internationally as we raise awareness of all of the BolaWrap 150 enhancements and transition countries to the BolaWrap 150. Lastly, we anticipate discount and promotional costs to decline after Q3 as we have phase out upgrade offers and prioritize growing brand awareness.

Looking beyond 2022, we expect to continue to see strong sales growth of the BolaWrap 150 and Wrap Reality.  This coupled with continued cost savings and cost control, should lead to a continuing reduction of cash burn going forward.  As a result, we anticipate moving to a cash flow break-even point by the end of fiscal 2023, and we anticipate strong sales could lead to profitability by the end of 2024.

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

On September 30, 2022, we had backlog of approximately $26 thousand expected to be delivered in the next twelve months. Additionally, we had deferred revenue of $300 thousand expected to be recognized generally over the next five years. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation, in the normal course of business.

Since inception in March 2016, we have generated significant losses from operations and anticipate that we will continue to generate significant losses from operations for the foreseeable future. We believe that we have adequate financial resources to sustain our operations for the next year. In the third quarter of fiscal 2022 we reduced our net loss by more than $2 thousand versus the comparable prior year quarter. Net cash used in operations during the nine months ended September 30, 2022 was $2.8 million less than cash used in operations during the first nine months of the prior year.

We expect that we will need to continue to innovate new applications for our public safety technology, develop new products and technologies to meet diverse customer requirements and identify and develop new markets for our products.

In March 2020, the World Health Organization ("WHO") classified the COVID-19 outbreak as a pandemic. We believe our sales during the first nine months of 2022 were negatively impacted by the transition to the BolaWrap 150 product and the stopping of our BolaWrap 100 production line and the effects of limited ability to demonstrate and train in 2021 due to the COVID-19 pandemic, especially internationally. However, we are beginning to see some recovery during Q3 as full production and sales of the BolaWrap 1500 occurred. We continue to monitor developments and assess areas where there is potential for our business to be impacted by the pandemic. Businesses and governments with which we engage may be operating under restrictions and experiencing disruptions, which may create obstacles in the coordination of business activities, including demonstrations, training and the negotiation and fulfillment of orders. Disruptions in the supply chain have already impacted us and could negatively impact our ability to source materials or manufacture and distribute products. We could experience a decrease in new orders from pandemic related events, which could negatively impact our revenues and reduce our liquidity and cash flows. Growth in revenue could also be impeded by these factors. The financial markets have been subject to significant volatility that could impact our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing activities. We have $23.7 million in cash and cash equivalents and short-term investments as of September 30, 2022, which we believe provides sufficient capital to fund our operations for at least the next twelve months and withstand the potential near-term consequences of the pandemic, although liquidity constraints and access to capital markets could adversely impact our liquidity and warrant changes to our investment strategy. The full magnitude of the pandemic cannot be measured at this time, and therefore, any of the aforementioned circumstances, as well as other factors, may cause our results of operations to vary substantially from year to year and quarter to quarter.

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

We use the recognition criteria of FASB ASC Topic 450-20, Loss Contingencies, to estimate the amount of bonuses when it becomes probable a bonus liability will be incurred and we recognize expense ratably over the service period. We accrue bonus expense each quarter based on estimated year-end results, and then adjust the actual in the fourth quarter based on our final results compared to targets.

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Other than the planned production change requiring a new estimate of exit expense, there were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the period ended September 30, 2022.

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

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Report.

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentage change)
Revenues:
Product sales	$1,612	$1,719	$(107)	(6%	)
Other revenue	89	86	3	3%
Total revenues	1,701	1,805	(104)	(6%	)
Cost of revenues:
Products and services	790	1,094	(304)	(28%	)
Restructuring inventory charge	-	-	-	-
Total cost of revenues	790	1,094	(304)	(28%	)
Gross profit	911	711	200	28%

Operating expenses:
Selling, general and administrative	3,586	4,654	(1,068)	(23%	)
Research and development	1,236	2,076	(840)	(40%	)
Total operating expenses	4,822	6,730	(1,908)	(28%	)
Loss from operations	$(3,911)	$(6,019)	$2,108	(35%	)

Revenue

We reported net revenue of $1.7 million for the three months ended September 30, 2022, as compared to $1.8 million for the prior year quarter. Domestic revenues increased from $1.1 million for the third quarter of 2021 to $1.3 million for the quarter ended September 30, 2022. International revenues decreased from $717 thousand for the third quarter of 2021 to $375 thousand for the quarter ended September 30, 2022. We incurred discounts of $240 thousand during the three months ended September 30, 2022, primarily as a result of promotional programs designed to encourage domestic customers to upgrade to the BolaWrap 150. These discounts compare to business discounts of $81 thousand in the prior year quarter. We expect selected discounts in the fourth quarter but thereafter a decline to minimal discounts as we have phased out our promotional upgrade offer.

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

We incurred product promotional costs of $125 thousand during the quarter ended September 30, 2022, related primarily to BolaWrap 150 demonstration products and the cost of training products and accessories delivered to law enforcement agencies that were expensed as marketing costs. A total of $163 thousand of such product promotional costs were incurred during the prior year quarter. We are responding to increased demand for training as a result of expanded product and brand awareness with more efficient training approaches. With increased successful field use by agencies and greater brand awareness, as well as the transition to the BolaWrap 150, we expect reductions in product promotional costs to decline versus the prior year.

We had $300 thousand of deferred revenue at September 30, 2022, of which $177 thousand related to VR training and $123 thousand related to BolaWrap extended warranties and services. As we potentially secure increased bookings for Wrap Reality, as well as BolaWrap extended warranties, we expect our deferred revenue to grow in future quarters.

At September 30, 2022, we had backlog of $26 thousand worth of customer orders expected to be delivered in the next twelve months. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instance’s cancellation in the normal course of business.

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

Gross Profit

Our cost of revenue for the quarter was $790 thousand resulting in a gross margin of 54%. Our cost of revenue for the three months ended September 30, 2021 was $1,094 thousand resulting in a gross margin of 39%. The most recent quarter period gross margin was impacted by the lower sales volume, warranty costs and promotional discounts. We also were impacted by certain higher raw material prices in the second quarter to obtain certain parts. Our margin is expected to improve in future quarters as these issues abate.

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

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense for the quarter ended September 30, 2022 were $1.1 million less than the prior year comparable quarter due to cost containment efforts and due to certain one-time costs in the prior year quarter.

Share-based compensation costs allocated to SG&A decreased to $700 thousand compared to $1.1 million for the comparable prior quarter. This $393 thousand decrease resulted primarily from a one-time costs in the prior year period and changes in the stock price.

Salaries and burden costs of $2.2 million for the quarter ended September 30, 2022 were comparable to the prior year as staffing remained at similar levels. During the quarter ended September 30, 2022, as compared to the prior year comparable quarter, we incurred reduced advertising and promotions costs (including product promotion costs) of $153 thousand, reduced professional fees of $136 thousand, and reduced consulting and contract services fees of $359 thousand. We expect expenditures for SG&A expenses for the balance of 2022 to remain below the prior year due to management’s active cost containment efforts.

Research and Development Expense

Research and development expense decreased by $840 thousand for the quarter ended September 30, 2022, compared to the comparable period in the prior year. Non-cash share-based compensation expense allocated to research and development personnel was $172 thousand for the quarter ended September 30, 2022 comparable to the $210 thousand  for the prior period. Salaries and burden costs for the quarter ended September 30, 2022 increased $45 thousand compared to the prior year primarily associated with product development. Prototype related costs for quarter ended September 30, 2022, increased $105 thousand related to BolaWrap 150 continued improvements. We expect our research and development costs to remain at comparable levels for the balance of 2022.

Operating Loss

Loss from operations during the three months ended September 30, 2022, of $3.9 million was a reduction of $2.1 million compared to that of the three months ended September 30, 2021 reflecting increased margin and the focus on reducing operating costs.

Nine months Ended September 30, 2022 Compared to Nine months Ended September 30, 2021

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Report.

	Nine months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentage change)
Revenues:
Product sales	$4,042	$4,997	$(955)	(19%)
Other revenue	422	283	139	49%
Total revenues	4,464	5,280	(816)	(15%)
Cost of revenues:
Products and services	2,430	3,276	(846)	(26%)
Restructuring inventory charge	-	747	(747)	-
Total cost of revenues	2,430	4,023	(1,593)	(40%)

Gross profit	2,034	1,257	777	62%

Operating expenses:
Selling, general and administrative	11,952	16,210	(4,258)	(26%)
Research and development	4,210	4,303	(93)	(2%)
Total operating expenses	16,162	20,513	(4,351)	(21%)
Loss from operations	$(14,128)	$(19,256)	$5,128	(27%)

Revenue

We reported net revenue of $4.5 million for the nine months ended September 30, 2022, as compared to $5.3 million for the quarter ended September 30, 2021. Domestic revenues of $3.5 million for the nine months reflected growth of 23% over the prior comparable quarter of $2.8 million. International revenues decreased from $2.4 million for the nine months ended September 30, 2021 to $1.0 million for the nine months ended September 30, 2022. We incurred discounts of $790 thousand during the nine months ended September 30, 2022, primarily as a result of promotional programs designed to encourage domestic customers to upgrade to the BolaWrap 150. The discounts compare to business discounts of $161 thousand in the comparable nine-month period of the prior year. We expect selected discounts in the fourth quarter but thereafter a decline to minimal discounts as we have phased out our promotional upgrade offer.

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

We incurred product promotional costs of $616 thousand during the nine months ended September 30, 2022, related primarily to BolaWrap 150 demonstration products and the cost of training products and accessories delivered to law enforcement agencies that were expensed as marketing costs. A total of $816 thousand of product promotional costs were incurred during the nine months ended September 30, 2021. We are responding to increased demand for training as a result of expanded product and brand awareness with more efficient training approaches. With increased successful field use by agencies and greater brand awareness we expect reductions in product promotional costs to decline versus the prior year.

We had $300 thousand of deferred revenue at September 30, 2022, of which $177 thousand related to VR training and $123 thousand related to BolaWrap extended warranties and services.

At September 30, 2022, we had backlog of $26 thousand worth of customer orders expected to be delivered in the next twelve months. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instance’s cancellation in the normal course of business.

Gross Profit

Our cost of revenue for the nine months ended September 30, 2022, was $2.4 million resulting in a gross margin of 46%. The gross margin for the nine months ended September 30, 2021, was 38% after adjusting excluding $747 thousand of restructuring charges related to the wind down of BolaWrap 100 production. The most recent period gross margin was impacted by the lower sales volume and promotional discounts. We also were impacted by certain higher raw material prices in 2022 to obtain certain parts. Our margin is expected to improve in future quarters as these issues abate.

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

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense for the nine months ended September 30, 2022 were $12.0 million reflecting a decrease of $4.2 million when compared to $16.2 million for the nine months ended September 30, 2021. The reduction in SG&A costs reflected active cost containment efforts and nonrecurrence of certain one-time costs in the prior year period.

Share-based compensation costs allocated to SG&A was $2.2 million for the nine months ended September 30, 2022 compared to $3.7 million for the comparable prior year period. This $1.5 million decrease resulted primarily from  reduced headcount and changes in the stock price.

Salaries and burden costs of $6.8 million for the nine months ended September 30, 2022 was a $2.8 million decrease compared to the prior year nine months due to cost containment efforts and reduced personnel expense. During the nine months ended September 30, 2022, as compared to the prior year comparable nine months, we incurred reduced advertising and promotions costs (including product promotion costs) of $460 thousand, reduced professional fees of $155 thousand, and reduced consulting and contract services fees of $652 thousand. We expect expenditures for SG&A expense for the balance of 2022 to remain below the prior year due to active cost containment efforts.

Research and Development Expense

Research and development expense decreased by $93 thousand for the nine months ended September 30, 2022, compared to the comparable nine-month period in fiscal 2021. Non-cash share-based compensation expense allocated to research and development personnel was $448 thousand for the nine months ended September 30, 2022 compared to the $588 thousand for the prior period. Salaries and burden costs for the nine months ended September 30, 2022 was $2.5 million are in line with the prior year period. Prototype related costs for the nine months ended September 30, 2022, increased $359 thousand related to BolaWrap 150 startup costs and continued improvements.

Operating Loss

Loss from operations during the nine months ended September 30, 2022, of $14.1 million was a reduction of $5.1 million compared to that of the nine months ended September 30, 2021 reflecting third quarter reduced costs from the prior year.

Liquidity and Capital Resources

Overview

We have experienced net losses and negative cash flows from operations since our inception. As of September 30, 2022, we had cash and cash equivalents of $3.8 million, short-term investments of $19.9 million, positive working capital of $27.3 million and had sustained cumulative losses attributable to stockholders of $63.8 million. We believe that our cash on hand and short-term investments will sustain our operations for at least the next twelve months.

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

Cash Flow

Operating Activities

During the nine months ended September 30, 2022, net cash used in operating activities was $11 million. The net loss of $14.1 million was decreased by non-cash expense of $3.4 million consisting primarily of share-based compensation expense of $2.6 million. Other major component changes using operating cash included an increase of $1.4 million in inventories and a net reduction in accounts payable and accrued liabilities of $659 thousand. A decrease in accounts receivable of $1.6 million reduced the cash used in operating activities.

During the nine months ended September 30, 2021, net cash used in operating activities was $13.7 million. The net loss of $19.2 million was decreased by non-cash expense of $5.9 million consisting primarily of share-based compensation expense of $4.3 million, restructuring inventory charges of $747 thousand, depreciation and amortization expense of $336 thousand and shares issued for services of $239 thousand. Other major component changes using operating cash included an increase of $1.4 million in accounts receivable and an increase in inventories of $160 thousand. An increase of $773 thousand in accounts payable and accrued expense and an increase of $224 thousand in deferred revenue reduced the cash used in operating activities.

Investing Activities

During the nine months ended September 30, 2022, we used $23.1 million of cash to purchase short-term investments and we had proceeds from maturities of short-term investments of $33.3 million. During the nine months ended September 30, 2021, we used $30.0 million of cash to purchase short-term investments and we had proceeds from maturities of short-term investments of $25 million.

We used $201 thousand and $811 thousand of cash for the purchase of property and equipment during the nine months ended September 30, 2022, and 2021, respectively. We invested $133 thousand and $129 thousand in patents during the nine months ended September 30, 2022, and 2021, respectively.

Financing Activities

During the nine months ended September 30, 2022, we received $83 thousand in proceeds from the exercise of previously issued stock options.

During the nine months ended September 30, 2021, we received $12.0 million from previously issued stock purchase warrants and $1.7 million in proceeds from the exercise of previously issued stock options, and repaid $275 thousand in debt relating to the acquisition of NSENA in December 2020.

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

We are committed to aggregate lease payments on our facility lease of $31 thousand in 2022, $121 thousand in 2023, $125 thousand in 2024, and $75 thousand in 2025.

At September 30, 2022, we were committed for approximately $4.4 million for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenue or operating results during the periods presented.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended September 30, 2022, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, as of September 30, 2022, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

Other Legal Information

We may become subject to other legal proceedings, as well as demands and claims that arise in the normal course of our business, including claims of alleged infringement of third-party patents and other intellectual property rights, breach of contract, employment law violations, and other matters and matters involving requests for information from us or our customers under federal or state law. Such claims, even if not meritorious, could result in the expenditure of significant financial and management resources. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. At September 30, 2022, we had no provision for liability under existing litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered securities were issued during the three months ended September 30, 2022, that were not previously reported.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1

Letter Agreement by and between Wrap Technologies, Inc. and Chris DeAlmeida, executed July 20, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 25, 2022).

Exhibit 10.2

Transition Agreement and Release of Claims, dated July 24, 2022, by and between Wrap Technologies, Inc. and James Barnes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 25, 2022).

Exhibit 31.1

Certification of TJ Kennedy, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2

Certification of Chris DeAlmeida, Principal Accounting Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by TJ Kennedy, Principal Executive Officer, and Chris DeAlmeida, Principal Accounting Officer.*

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

WRAP TECHNOLOGIES, INC.

	By:	/s/ CHRIS DEALMEIDA
November 9, 2022
Chris DeAlmeida Chief Financial Officer and Treasurer (Principal Accounting Officer)