Form 10-K
period 2022-12-31
WRAP TECHNOLOGIES, INC.
filed 2023-03-02
CIK 1702924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

☒Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $76,245,419 based on the closing price as reported on the Nasdaq Capital Market (“Nasdaq”). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 41,256,885 shares of common stock, par value $0.0001 per share, as of February 28, 2023.

Documents Incorporated by Reference

The registrant incorporates information required by Part III (Items 10, 11, 12, 13, and 14) of this report by reference to portions of the registrant’s definitive proxy statement with respect to its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2022, pursuant to Regulation 14A.

-i-

PART I

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on form 10-K (the “Annual Report”) contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to: statements regarding the Company's overall business; total addressable market; and expectations regarding future sales, expenses and break-even and profitability expectations, and the Company desires to take advantage of the “safe harbor” provisions thereof. Words included in this Annual Report such as "expect", "anticipate", "should", "believe", "target", "project", "goals", "estimate", "potential", "predict", "may", "will", "could", "intend", and variations of these terms or the negative of these terms and similar expressions are intended to identify these forward-looking statements. Moreover, forward-looking statements are subject to a number of risks and uncertainties, many of which involve factors or circumstances that are beyond the Company's control. The Company's actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including but not limited to: the Company's ability to successfully implement training programs for the use of its products; the Company's ability to manufacture and produce product for its customers; the Company's ability to develop sales for its new product solution; the acceptance of existing and future products, including the acceptance of the BolaWrap 150; the risk that distributor and customer orders for future deliveries are modified, rescheduled or cancelled in the normal course of business; the availability of funding to continue to finance operations; the complexity, expense and time associated with sales to law enforcement and government entities; the lengthy evaluation and sales cycle for the Company's product solution; product defects; litigation risks from alleged product-related injuries; risks of government regulations; the business impact of health crises or outbreaks of disease, such as epidemics or pandemics; the impact resulting from geopolitical conflicts and any resulting sanctions; the ability to obtain export licenses for countries outside of the US; the ability to obtain patents and defend IP against competitors; the impact of competitive products and solutions; and the Company's ability to maintain and enhance its brand, as well as other risk factors included in this Annual Report. These forward-looking statements are made as of the date of this Annual Report and were based on current expectations, estimates, forecasts and projections as well as the beliefs and assumptions of management. Except as required by law, the Company undertakes no duty or obligation to update any forward-looking statements contained in this Annual Report as a result of new information, future events or changes in its expectations.

For purposes of this Annual Report, the terms “we,” “us,” “our” “Wrap” and the “Company” refer to Wrap Technologies, Inc. and its consolidated subsidiary.

Use of Market and Industry Data

This Annual Report includes market and industry data that we have obtained from third party sources, including industry publications, as well as industry data prepared by our management based on its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, references in this Annual Report to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Annual Report.

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

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

Our trademarks include Wrap, the Wrap logo, BolaWrap®, and Wrap Reality™, many of which are registered trademarks in the US and certain other jurisdictions. They, along with our other common law trademarks, service marks or trade names appearing in this Annual Report are the property of the Company. Other trademarks, service marks or trade names appearing in this Annual Report are the property of their owners. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement of or sponsorship of us by, any other companies. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Annual Report.

ITEM 1. BUSINESS

Overview

We are a global public safety technology and services company organized in March 2016 delivering modern policing solutions to law enforcement and security personnel. We are a mission-driven organization focused on improving public safety encounters and outcomes. In late 2018, we commenced the sale of our initial public safety product, the BolaWrap 100 remote restraint device. In 2020, we expanded our public safety technology offerings by introducing a virtual reality training platform called Wrap Reality, which is now being sold to law enforcement and corrections departments for simulation training and societal reentry scenarios. In early 2022, we delivered an improved version of our flagship product, the BolaWrap 150, which is electronically deployed, more robust, lighter, and simpler to use compared to the BolaWrap 100s.

We believe our solutions have an immediate addressable market consisting of about 900,000 full-time sworn law enforcement officers at over 18,000 federal, state, and local law enforcement agencies in the US, as well as 12.4 million police officers in more than 100 countries. Additionally, we are exploring other domestic markets such as military and private security when allowable, while also targeting countries with the largest police forces as part of our international focus. We operate in a segment of the non-lethal products global market, which is expected to reach $16.1 billion by 2027, as projected by 360iResearch, a market research consulting firm.

We focus our efforts on the following products and services:

BolaWrap Remote Restraint Device – is a safe hand-held remote restraint device that discharges a seven and a half-foot Kevlar tether to wrap an individual at a range of 10-25 feet. BolaWrap assists law enforcement to safely detain individuals without the need for pain compliance and higher uses-of-force.

Wrap Reality – is a virtual reality training system employing immersive computer graphics with proprietary software-enabled content. It allows up to two participants to enter a simulated training environment simultaneously with customized weapon controllers that enable trainees to engage in strategic decision making along including non-use-of-force and verbal training.

In addition to the US law enforcement market, we have shipped our products to 59 countries. We have established an active distributor network representing 50 states and one dealer representing Puerto Rico. We have distribution agreements with 49 international distributors covering 54 countries. We focus on significant sales, training and business development efforts to support our global distribution network.

We allocate significant resources to research and development for product innovation and product improvement. We believe we have built a robust brand and global market presence, with notable competitive advantages in our industry. Wrap is at the forefront of designing remote restraint tools that focus on de-escalating law enforcement encounters by wrapping up a subject to prevent mobility and fighting which reduces risk of injury to the officer and to the individuals with whom they are interacting.

Recent Developments

In November 2022, the Company entered into a Professional Services and Technology Acquisition Agreement (the “Agreement”) with Lumeto, Inc. (“Lumeto”) and Spatial Industries Group, Inc. (“Spatial”), whereby Lumeto and Spatial will provide the Company certain technology, services, and perpetual licenses for use within the Company’s Wrap Reality virtual simulation training platform. The Company expects to realize the benefit of an upgraded cloud virtual reality platform as a result of the Agreement, as well as capabilities and resources to support its growth of law enforcement and corrections virtual reality training modules and enhanced capabilities. Wrap Reality’s Cloud VR platform also has significant value in the firearms safety, concealed weapons, and civilian training space in addition to law enforcement, corrections, military and private security markets.

Industry Background

The market for non-lethal and less-lethal products and devices serves law enforcement agencies, correctional facilities, military agencies, private security guard companies, and retail consumers. As thought leaders in new public safety products, we focus on the law enforcement agency segment of the market with our BolaWrap remote restraint solution and Wrap Reality virtual reality system. Recent events, such as the rise in mental health cases, police reform, and reorganization of police departments, have started a growing conversation on the need for de-escalation before pain-compliance policing policy across the country. As this de-escalation movement unfolds, there are thousands of law enforcement, police, and sheriff’s offices focusing on training, policies, and the use of more non-lethal restraining solutions. This movement highlights a growing need for new approaches, which we believe will drive demand for our innovative and safe law enforcement solutions.

When law enforcement seeks to detain an individual, there usually is a use of force continuum that an agency follows, starting with officer presence and verbal commands. If verbal commands break down, agencies may authorize the use of less lethal pain inducing compliance tools, such as pepper spray, pepper ball, wooden batons or metal collapsible batons, launchers and bean bags, and conducted energy weapons, such as Taser®. Our BolaWrap product offers an alternative. It can be used in many cases to restrain an individual after verbal commands break down and prior to the need to use pain-inducing compliance tools. The use of nonlethal solutions like BolaWrap potentially could lead to a reduction in use of force incidents that result in ending careers as well as the number of legal cases filed against agencies for excessive use of force, wrongful death, and injury, thus decreasing expensive litigation, settlements, and insurance costs.

We anticipate that use of the BolaWrap by public safety agencies can increase goodwill between public safety agencies and their communities, especially in a time when every interaction with public safety officers is subject to public and media scrutiny. We believe the law enforcement community’s response to BolaWrap demonstrates the need for the product and its utility in safely detaining individuals. Our goal is to equip every public safety officer with the BolaWrap remote restraint solution that they carry with them each day.

Markets

We participate in the global non-lethal market that, according to the January 2022 report by 360iResearch, was expected to grow to $16.1 billion in 2027. The following segments are our target markets:

Domestic and International Law Enforcement

Our products and services are primarily targeted at federal, state, and local law enforcement agencies in the US. As of 2018, there were over 18,000 law enforcement agencies and 800,000 full-time local and state law enforcement officers in the US, while the US Department of Justice reported over 100,000 full-time federal officers based on 2016 data. Our product line, including BolaWrap, can be an effective tool for safe detention of individuals under the jurisdiction of these agencies.

We have also identified an international market opportunity of over 12.1 million police officers in the 100 largest police forces outside the US. We have delivered products to 59 countries and have entered into agreements with international distributors, with international sales representing a significant portion of our revenues in 2022. We anticipate that sales attributable to international markets will continue to represent a significant portion of our sales in the future due in part to the centralized purchase decision-making process at the national level in these markets. Often, the international markets have large national police forces. Conversely, in the US, the market is more fragmented with many smaller agencies and longer procurement and sales cycles. We expect international sales to continue to be lumpy due the timing of purchase decisions and relatively large size of orders.

Correctional Facilities

In 2019, the US Bureau of Justice statistics (“Census of State and Federal Correctional Facilities, 2019,” US Department of Justice, Bureau of Justice Statistics, published November 2021) estimated that there were 240,000 correctional officers in over 1,000 federal and state correctional facilities in the US, representing a large potential market for our products and services. Most correctional facilities fall under federal, state or local law enforcement jurisdiction and we believe these facilities could leverage Wrap Reality for law enforcement and societal reentry platforms as well as BolaWrap inside and outside of the correctional facility.

Private Security Firms and Guard Services

According to 2019 Bureau of Labor Statistics estimates (“Occupational Employment Statistics,” US Department of Labor), there were 1.1 million privately employed security guards in the US They represent a broad range of individuals, including those employed by investigation and security services, hospitals, schools, local government, and others. We believe that some security personnel armed with the BolaWrap could be effective to de-escalate some encounters without eliminating other devices available today. Providing guards with the BolaWrap may reduce the potential liability of private security companies and personnel in such encounters.

Today, ATF classifications play a role in restricting Wrap's ability to transfer easily to non-government security firms. We believe the classification is overly onerous and we will continue to work with the ATF and others to change our nonlethal product's classification. We note that some of our international customer countries do not have any transfer or possession restrictions on the non-lethal BolaWrap devices and we believe this should be the future for BolaWrap.

Virtual Reality Training Market

The virtual training and simulation market is projected to reach $602 billion by 2027, according to a 2019 report by Allied Market Research. We expect the growth of virtual reality and simulation to continue expanding into many nascent industries, including law enforcement, corrections, military, school, and private security although it currently represents a relatively small segment of the overall market. The law enforcement and military sectors are important segments of the market, and increasing awareness of the benefits of virtual training and simulation is driving market growth. Advancements in technology now enable virtual reality to recreate real-world scenarios in a 360-degree immersive environment.

Wrap Products and Services

BolaWrap Remote Restraint

Our BolaWrap product line includes the BolaWrap 100, which was our first remote restraint product, and the BolaWrap 150, delivered to the market in Q1 of 2022. The BolaWrap 150 offers electronic deployment and is more robust, smaller, lighter, and simpler to use. The BolaWrap is a handheld remote restraint device that discharges a seven and a half-foot Kevlar tether, entangling an individual from a range of 10-25 feet. Developed in collaboration with law enforcement professionals, this device enables safe and effective control of low-force encounters, providing a valuable tool for law enforcement officers.

The BolaWrap is a remote restraint device that safely wraps around an individual's arms and/or legs to impede movement and prevent harm to themselves or others. The device provides a valuable tool for law enforcement officers to safely and humanely take subjects into custody without injury, especially when verbal commands are ignored.

With a wide effectiveness zone and a guiding seven dot green laser for accurate placement of the Kevlar tether, the BolaWrap mitigates the risk of injury to both the subject and officer. Its small, light, and rugged design allows officers to maintain other use of force continuum options while providing a non-lethal alternative to potentially injurious less-lethal forces or firearms.

BolaWrap's effectiveness in restraining individuals and hindering their ability to flee or fight has been proven. Not only does it allow officers to act safely and effectively in difficult situations by minimizing the need for other uses of force, including hand-to-hand combat and other more injurious less lethal or lethal weapons, but also it helps minimize injury and prevent the force frenzy that can occur after chasing a fleeing subject.

Unlike other less-lethal tools that rely on pain compliance and may lead to escalation of incidents and serious injuries, the BolaWrap does not rely on pain or electricity-enabled neuromuscular incapacitation. BolaWrap does not induce paralyzed falls or recovery time, making the BolaWrap an ideal non-lethal tool for law enforcement officers. The fight or flight response that comes from less lethal tools that cause pain and injury is minimized by being wrapped by a BolaWrap device.

We spend significant resources training law enforcement on the safe and effective use of the BolaWrap in conjunction with de-escalation and apprehension techniques. However, like any restraining action, some injuries may result from the use of BolaWrap or because of its use. Our training includes primary use cases that fall into the three broad categories routinely encountered by law enforcement and security personnel:

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

Law enforcement encounters involving individuals experiencing a behavioral health crisis can be challenging, resulting in public controversy and costly consequences. The Treatment Advocacy Center: Office of Research & Public Affairs reported that one in ten police encounters involve individuals with mental illness, with at least one in four fatal police encounters involving individuals with mental illness (Overlooked in the Undercounted: The Role of Mental Illness in Fatal Law Enforcement Encounters (2015)).

A field deployment should be considered successful by law enforcement agencies if compliance is achieved, and no additional higher-level use of force tool is required after the BolaWrap is displayed or used. Agencies have reported achieving compliance by utilizing the BolaWrap in the following ways:

●	By pointing the BolaWrap’s seven dot green line dot laser at the suspect in conjunction with verbal commands

●	Via the sound emitted by the BolaWrap upon deployment and causing a distraction

●	Through the feeling of being wrapped and/or restraint of the Kevlar cord around the suspect’s legs, arms, or torso

●	When used in conjunction with other less-lethal tools

While we encourage all law enforcement agencies to fill out a Use of Device Report when the BolaWrap is used during an encounter in the field, agencies do not always report all field deployments. Some agencies consider the deployment of the BolaWrap to be a non-use of force or a de minimis use of force that does not require any reporting. While some deployments have been captured on bodycam and shared with the public, others were reported by the agency or the media but were not captured on bodycam. Some agencies capture deployments on body worn cameras but do not allow the sharing of the video or allow them to be shared for learning purposes but not publicized for other marketing purposes. Some local jurisdictions have department policies, collective bargaining agreements, and city, county or state laws regarding the distribution of body worn camera video.

As more agencies incorporate the BolaWrap onto their duty belts and carry it every day on shift we expect to see an increase in the rate of field deployments, which we believe will contribute to even further adoption of the device by law enforcement agencies worldwide. In 2022, following the release of our strategic roadmap in mid Q3, we focused our customer service team on modifying their approach to become a customer success operation. As part of this strategic change, our team focuses on reaching out to drive agency wide adoption. We made this pivot in part because many agencies in the first few years of BolaWrap only deployed a small number of trial units without the immediate follow-up to grow their deployment to agency-wide. We have trained our sales team to focus on agency-wide deployment to drive the highest level of immediate success with the device and to integrate it into department-wide use of force polices. In January 2023, we launched our Use of Force Reduction Guarantee whereby we will buy back an agency’s devices when they deploy agency wide and do not see a reduction in Use –of -Force by at least 10%, after meeting certain criteria.

BolaWrap 150

In late Q1 2022, we delivered the latest generation of our BolaWrap device, the BolaWrap 150. Production of the previous model, the BolaWrap 100, ceased in 2021. We intend to continue to supply cartridges for the BolaWrap 100 to our customers for the foreseeable future. Unlike the BolaWrap 100, the BolaWrap 150 utilizes cassettes that are unique to the device and cannot be interchanged between models. We have declared that the BolaWrap 150 will be our primary product and will be supported for 5 to 10 years from the product launch date.

To support the increased production volume for the BolaWrap 150, we implemented a more automated supply chain in the production, quality control, and testing lines in 2022.

We believe the BolaWrap 150 offers important benefits, including:

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

Wrap Reality

In 2019, we partnered with an independent technology company to create a virtual reality system with training scenarios. We acquired NSENA Inc. in December 2020, a provider of law enforcement training employing immersive computer graphics virtual reality with proprietary software-enabled content. We branded the system as Wrap Reality Virtual Training and kept building and improving that platform and today it offers 38 built out scenarios targeting law enforcement. Countless additional scenarios can be made by using the Wrap Reality adapt functionality to pick and choose key components to build a scenario. It takes advantage of some of the most advanced virtual reality hardware available and allows up to two participants to enter the simulated training environment simultaneously.

In August 2021, we announced the development of an expanded Wrap Reality Virtual Training platform with a collaboration with Amazon Web Services (AWS). This new platform combines our law enforcement simulator with secure cloud services to track training progress and provide the ability to replay recorded training sessions. We continue to upgrade scenarios and develop de-escalation techniques into new scenarios and seek to enhance the Wrap Reality experience through continued software and platform innovation.

Additionally, we entered into a Professional Services and Technology Acquisition Agreement with Lumeto and Spatial in November 2022, which is expected to provide the Company with an upgraded cloud virtual reality platform, capabilities, and resources to support the growth of law enforcement and corrections virtual reality training modules and enhanced capabilities.

We are optimistic about the potential for future growth of WRAP Reality by public safety agencies, given our early adoption and deployment of robust virtual reality training technology. By leveraging our existing platform and our investment in cloud software with the Lumeto Acquisition, we now will have the opportunity to develop and offer critical training scenarios at very competitive price points.

We have the ability to offer both on-premises and full cloud capabilities with multiple hardware options. This expansion enables us to deliver the platform to a broad range of customers, including law enforcement agencies, public and private security, corrections and the general public for firearms, concealed weapon, and safety training.

Selling, Marketing and Training

Our sales, marketing and training organizations work together closely to drive revenue growth by enhancing market awareness of our solutions, generating leads, building a strong sales pipeline, and cultivating customer and distributor relationships. Our training not only supports our sales, but it also provides revenue due to the extreme value our customers place on our training services. We started charging for our training services in Q3 of 2022.

Sales

Our primary target market is law enforcement agencies in the US and globally. The purchasing decision for our BolaWrap products and accessories is typically made by a group including agency heads, procurement, training staff, and use of force experts, and may involve political decision-makers such as city council members. The decision-making process may take several weeks to over a year due to budget constraints and other distractions.

We use product demonstrations as a primary sales tool and follow up with sales activities. Our goal is to convert demonstration and training deliveries into sales and long-term expansion. We provide fee-based training services to agencies, as we believe that departments with knowledgeable instructors are more likely to purchase our products.

In 2019, we adopted a channel distribution approach, in tandem with our internal sales team, where we supply our products to independent regional police equipment distributors, who in turn sell to local law enforcement agencies. Our current focus is on cultivating partnerships with major agencies and providing active assistance to our distributors through our dedicated sales, business development, and support teams. We sell through distributors in most cases and go direct to our end customers where the right distributor skill set, and capability is not available.

We currently have distribution agreements with a network of distributors representing 50 states and one dealer representing Puerto Rico. These agreements provide certain territorial rights to distributors and allow us to sell direct to certain agencies under certain terms.

We have distribution agreements with 49 international distributors covering 54 countries. These agreements are generally requiring minimum sales and follow up performance and allow us to sell direct to customers subject if performance is not being met. We focus significant sales and business development efforts to support our international distributors.

We have invested in training our sales, distribution, demonstration, training, and customer success teams, as well as our distributors, to build awareness and drive sales of our BolaWrap and our Wrap Reality virtual reality training product. Additionally, we are actively seeking partnerships with other organizations to further enhance our sales, marketing, and technology efforts. We engage with other industry experts to ensure our virtual reality scenarios align with industry standards of engagement.

Marketing

Prospective customers become aware of Wrap solutions through a variety of marketing channels such as social media, paid advertising, media coverage, press releases, web searches, sales calls, and public relations. We also distribute body and dash camera videos of successful BolaWrap use in policing encounters to generate leads. Once a lead is generated, it is qualified by our inside sales team, and a sales representative or distributor communicates with the prospective customer to discuss their needs and the solutions we offer.

We track our marketing and sales activities to provide immediate insight into activities, leads, quotes, and pipeline opportunities. Our marketing staff engages with law enforcement agencies, personnel, and risk management organizations to educate them on the benefits of BolaWrap remote restraint, as well as Wrap Reality and we participate in various domestic and international trade shows and conferences to promote our brands. We intend to increase the use of our trademarks throughout our product distribution chain to enhance brand awareness and believe our strong reputation as a pioneer in remote restraint, with excellent training and product support, gives us a competitive edge.

Demonstration, Training and Customer Success

As part of its sales and marketing activities, the company has a department dedicated to conducting demonstrations and training. The company offers in-person, webinar, and online demonstrations, as well as paid use of force and de-escalation training, to law enforcement agencies. The training can take place before or after the initial or subsequent purchase or deployment of the company's products. The company believes that providing training and demonstrations to law enforcement officers and trainers increases their support for purchasing and deploying the products within their departments.

Generally, agencies will adapt their use of force policy to take remote restraint and the BolaWrap into a key new area of their policy for non-invasive tools that did not previously exist. BolaWrap is typically not a categorical use of force, or if classified as force, is typically at the lowest level on a department policy, below all other less lethal weapons like pepper spray, pepperball, batons, bean bags, Tasers® and conducted energy weapons. We have developed and offer robust training and class materials that certify law enforcement officers and trainers as BolaWrap Instructors in the use of the BolaWrap solution.

In order to provide comprehensive training and sales support, we initiated the Wrap "Train the Trainer" program in October 2018. The program is structured such that our Master BolaWrap Instructors educate BolaWrap Instructors at local agencies, who then train front-line officers in compliance with the agency's policies.

BolaWrap Instructors are typically sworn law enforcement officers, who are commonly department trainers, defensive tactic instructors, or SWAT officers. They undergo a five-hour BolaWrap Instructor certification course, which includes passing a written exam and demonstrating proficiency in deploying and using the BolaWrap. We provide support to the instructors to share lessons learned and best practices for teaching line officers in the use of BolaWrap. Instructor certification is valid for two years and requires renewal afterward. BolaWrap training curriculum is submitted by departments to their Post Officers Standards and Training (POST) for credit for in-service training hours. Most departments who leverage the BolaWrap across all field officers incorporate BolaWrap training into most other training materials and in service training throughout the year. An example would be officers doing an in-service training on Driving under the Influence (DUI) arrests being updated on BolaWrap and practice using the BolaWrap during the arrest portion of training on individuals under the influence of alcohol or drugs. If departments are conducting in-service training on responding to those in a mental health crisis, they also need to train and have ongoing practice on deploying BolaWrap on those in crisis and practice taking these individuals safely into protective custody. Another in service training example would be when departments practice warrant service, and during the arrest and apprehension efforts, they leverage BolaWrap after verbal commands breakdown but before they are justified in using pain compliance tools such as pepper spray, pepperball, batons, Tasers or conducted electrical weapons.

In order to schedule and organize training events, registration, and training records, we utilize a cloud-based software system called the Wrap Learning Management System. This system is also home to a Resource Library which we highly encourage distributors and purchasers to use to educate themselves on the use of BolaWrap.

In the modern world of policing, we understand that it is crucial to provide equipment and services that are well-supported, and that officers receive proper training and procedures to perform their duties effectively and safely. As a result, we have developed a professional team dedicated to training and sales support, as well as the necessary systems to provide this support. This approach not only gives us a competitive edge but also creates a significant barrier to new competition. We are confident that our training and support teams are equipped to assist agencies of all sizes.

Our Strategy

In the world of law enforcement, defense, public safety, and security, our product and training solutions are gaining recognition and worldwide awareness. We have a strong global brand and product foundation that we are continuously expanding to reach new markets and customers, thereby contributing to significant business growth. We are confident that we can capitalize on the growing demand for non-lethal policing in the world, particularly as non-compliant individuals continue to pose a threat. Our training programs and virtual reality platform are also well positioned to grow rapidly in global markets.

Our commercialization strategy concentrates on the immediate addressable domestic market, comprising more than 18,000 federal, state, and local law enforcement agencies, with approximately 900,000 full-time sworn officers in just the US alone. We also aim to target the 100 largest police forces internationally, which have over 12 million police officers. Our objective is to unlock the full potential of our technology solutions suite, which targets law enforcement and security personnel on a global scale.

In the coming year of 2023, we plan to maintain financial prudence and deliver value to our shareholders. Our focus will remain on expanding our revenues through pursuing business opportunities both domestically and internationally. In addition to enhancing our current product portfolio, we aim to develop new and improved products, which can be utilized by security personnel and related professionals. We also seek to pursue strategic business initiatives and collaborations, including potential acquisitions, to complement our existing offerings and sales network.

Manufacturing and Suppliers

Manufacturing

We believe that maintaining scalable assembly capabilities is crucial to the performance of our products and the growth of our business. Our assembly processes involve unique systems and materials, and we contract with third-party suppliers to produce various parts, components, and subassemblies. We established initial startup production in Las Vegas in 2018, and in October 2019, we completed a move and began production at our current facility in Arizona. In this facility, we perform manufacturing, final assembly, testing, and shipping of our products. We have refined our internal processes to improve how we design, test, and qualify products, and we continue to implement rigorous manufacturing and quality processes to track production and field issues. We periodically implement design and component changes to reduce our product costs and improve product reliability and manufacturability. We aim to continually improve our operations to meet the growing demand for our products and better serve our customers.

Suppliers

We have established strong relationships with our key suppliers, and their timely and reliable delivery is crucial to our ability to meet customer demand. However, we are subject to challenges in our global supply chain, such as component shortages, increased lead times, cost fluctuations, and logistics constraints, which can affect our production schedules and have a negative impact on our financial performance. In late 2022, we have started to ensure we have more final product inventory on hand to meet new business needs. While we anticipate supply chain challenges to improve in 2023, we recognize that future supplier shortages and logistics issues could have a material adverse effect on our operations and financial results.

Backlog

At December 31, 2022, we had backlog of approximately $257 thousand expected to be delivered in the first quarter of 2023. The amount of backlog at any point in time is dependent upon order timing, scheduled delivery dates to our customers and product lead times. Most orders are shipped shortly after order and backlog is typically associated with larger police agency orders. Because of our history of shipping shortly after order, we do not currently believe backlog at any period end is predictive of future order volume or revenues beyond the reported amount. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation in the normal course of business.

Warranties

Our products come with a warranty that guarantees their quality and performance for up to one year from the date of purchase. This warranty is generally limited and may include certain shipping costs for the customer. We also offer the option for our customers to purchase additional one-year warranty increments for their products.

Competition

Our company positions the BolaWrap product as a new non-invasive remote restraint solution for law enforcement rather than a replacement for other devices currently in use. When looking at the use of force continuum we place our solution in a category completely separate from common less lethal solutions that use pain compliance and can cause serious injuries or even death in some circumstance. We believe every law enforcement officer in the world who carries handcuffs should carry a BolaWrap at the same time. BolaWrap is leveraged just prior to handcuffs, and we are doing everything we can to educate the public and agencies about the important need to adopt this critical non-invasive and safe tool.

However, we do compete with other use of force products for budget allocations. The BolaWrap product may also be perceived as an alternative to other solutions despite our valuable and separate positioning. Because the BolaWrap will likely be used so much more often than all of the other tools combined, we believe we stand in a category of our own.

Indirectly, other use of force devices such as tasers (CEWs), pepper spray, pepperball, batons, and impact weapons may try to compete with the BolaWrap product. However, many law enforcement personnel consider these to be distinct tools, each best-suited to a particular set of higher use of force circumstances. Purchasing one tool does not preclude the purchase of others, but budgetary considerations and space limitations on officer’s belts may limit the number of devices purchased and carried. The BolaWrap's unique remote restraint use, effectiveness, and low possibility of injury positions it as an effective competitor against all other alternatives. We believe that in time the non-invasive BolaWrap will be prioritized over these other less lethal devices for its ease of use, safety, and high probability of use throughout a given year to officers in the field.

In the virtual reality training space, there are numerous competitors offering simulators for law enforcement, including established video-based 2D simulators. Furthermore, other virtual reality providers and developers focused on other applications may choose to compete in the law enforcement training market in the future.

We recognize that some of our competitors have substantially greater resources to devote to compete in the law enforcement market and may introduce products with features and performance competitive to our product. However, we believe that our unique positioning, strong product and technology foundation, and dedicated professional training and sales support team provide a competitive advantage.

Overall, we are extremely impressed with the depth and capability of our 3D Virtual Reality (VR) Wrap Reality Capability. We have 38 fully formed law enforcement scenarios and 25 corrections and societal reentry scenarios in 3D plus the customizability of Wrap Reality Adapt which we believe provides more robust 3D options than the competitive. The largest capitalized competitor in space currently offers only three 3D scenarios and is selling subscriptions of more than six million dollars a year.

Government Regulation

As a global company, we are subject to a wide range of domestic, federal, state, and local laws and regulations, as well as international laws and regulations regarding shipments, customs, import, export, safe working conditions, manufacturing practices, environmental protection, and hazardous substances disposal. Compliance with these laws and regulations may entail significant costs, and failure to comply may result in penalties or other enforcement actions.

Our BolaWrap products are classified as firearms and AOWs by the ATF, and we hold the necessary licenses to manufacture and deal in such firearms. We believe these devices have been classified as AOW due to the lack of updates to outdated statutes and implementing firearms regulations. We are actively working to improve the legislation and to allow our products to be directly transferred to private security forces and private individuals due to its safe effective capabilities standing alone in the non-invasive non-lethal category.

We are also subject to state and international regulations, which may vary. We comply with shipping regulations for dangerous goods, and our products comply with standard safety requirements in the US and international markets. We follow data protection laws and have a privacy policy in place. We work with distributors and advisors familiar with applicable import regulations in our international markets.

Intellectual Property Rights and Proprietary Information

We have a policy of protecting our intellectual property assets, which include issued domestic and international patents, pending patents, trademarks, copyrights, trade secrets, and contractual obligations. We enter into confidentiality and nondisclosure agreements with employees, consultants, and third parties to whom we disclose proprietary information. These agreements prohibit disclosure of confidential information both during and after the duration of the working relationship. However, we recognize that such agreements may not always prevent disclosure or provide adequate remedies for any breach. We rely on copyrights, trade secrets, and other proprietary rights to protect the content of our training services, including the Wrap Reality VR training software and content.

We believe that strong product offerings that are continually upgraded and enhanced, combined with factors such as innovation, technological expertise, and experienced personnel, will keep us competitive. Therefore, we seek patent and other intellectual property protection on important technological improvements that we make. Before filing for patents, we disclose key features to patent counsel and maintain these features as trade secrets prior to product introduction. However, patent applications may not result in issued patents covering all important claims, and there is a risk that they could be denied in their entirety.

We currently have nineteen issued US patents related to the BolaWrap technology and eight additional US patents pending. In September 2018, we commenced filing our foreign patent applications targeting the European Union (38 countries) and seventeen other countries, of which thirty-four have been issued to date. To date we have a total of 53 issued domestic and international patents for our small global company. During 2022 we filed thirty-three patent applications, two of which were US filings. We feel the significant investment in patent protection in the US and abroad creates a significant amount of IP and value in Wrap Technologies. The failure to obtain patent protection or the loss of patent protection on our existing and future technologies or the circumvention of our patents by competitors could have a material adverse effect on our ability to compete successfully.

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

The law enforcement product and services industries are characterized by frequent litigation regarding patent and other intellectual property rights. Others, including academic institutions and competitors, hold numerous patents in less lethal and related technologies. Although we are not aware of any existing patents that would materially inhibit our ability to commercialize our technology, others may assert claims in the future. Such claims, with or without merit, may have a material adverse effect on our financial condition, results of operations or cash flows.

Research and Development

Our research and development initiatives are led by our internal personnel and make use of specialized consultants when necessary. These initiatives include basic research, mechanical and electrical engineering design and testing. Future development projects will focus on new versions of the BolaWrap technology, virtual reality and new public safety technologies that focus on safe and effective policing, especially in our strategic space that does not use pain compliance.

For the fiscal years ended December 31, 2022, and 2021, we spent approximately $5.1 million and $6.2 million, respectively, on company-sponsored research and development. This equates to 63% of revenue in 2022 and 80% of revenue in 2021. Future levels of research and development expenditure will vary depending on the timing of further new product development and the availability of funds to carry on new and additional research and development on currently owned technologies or in other areas. During 2023 in addition to continued development and enhancement of our remote restraint products we expect to incur additional costs improving our training systems including enhancing our Wrap Reality on premise and cloud platforms and related content. As mentioned earlier we believe we are ahead of many in the law enforcement 3D virtual reality training space and have built up significant capability to compete globally in the law enforcement and corrections VR space.

Related Party License and Royalties

We are obligated to pay royalties pursuant to an exclusive Amended and Restated Intellectual Property License Agreement, dated as of September 30, 2016, with Syzygy Licensing, LLC (“Syzygy”), a private technology invention, consulting and licensing company owned and controlled by Elwood G. Norris, a founder and former officer and current stockholder of the Company, and James A. Barnes, a former officer and stockholder of the Company. Syzygy has no ongoing operations, and does not engage in any manufacturing, production or other related activities.

The agreement provides for the payment of royalties of 4% of revenue from products employing the licensed device technology up to the earlier to occur of (i) the payment by the Company of an aggregate of $1.0 million in royalties, or (ii) September 30, 2026. All development and patent costs have been paid by us and patent applications and the technology related to the BolaWrap 100 and the BolaWrap 150 have been completely and solely assigned to the Company, subject to this royalty obligation. As of December 31, 2022 $720 thousand have been paid out under this royalty obligation leaving a maximum of $280 thousand to be paid out in the future.

Seasonality

We do find that local and international law enforcement does have seasonality in how they purchase and expend funds. Many local law enforcement agencies in the US are on a July 1 to June 30th calendar year resulting in increased spending in Q3 and Q4 of the fiscal year. The US federal government is on an October 1 to September 30th budget year resulting in use or loose spending that often occurs in Q3 of the fiscal year. Some domestic and international budgets are on a calendar fiscal year resulting in Q4 typically being the largest buying quarter of the year.

Financial Information about Customer Concentration and Geographic Areas

Financial information regarding customer concentration and geographic areas in which we operate is contained in Note 17, Major Customers and Related Information to our consolidated financial statements.

Human Capital

Executive Officers

The Company’s executive officers serve at the discretion of the board of directors. The current executive officers of Wrap Technologies, Inc. and their ages and business experience are set forth below.

TJ Kennedy, age 51, was appointed as a director of the Company in April 2021, and Chief Executive Officer of the Company in April 2022. Prior to his appointment as the Company’s Chief Executive Officer, Mr. Kennedy served as the Chief Executive Officer, president, and member of the board of directors of Qumu, Inc. (NASDAQ: QUMU) (“Qumu”) from July 2020 to April 2022. Qumu was acquired in 2023 by Enghouse Systems. From January 2019 to July 2020, Mr. Kennedy served as the Chief Executive Officer and member of the board of directors of Allerio, Inc., and a director of the Public Safety Network from January 2018 to July 2020. From July 2013 to January 2018, Mr. Kennedy served as the President/Deputy Executive Director of FirstNet – the First Responder Network Authority and independent authority of the US federal government. FirstNet was the federal authority created by the US Congress to build out the first nationwide public safety broadband network for first responders in the world. Mr. Kennedy negotiated the public private partnership that was a result of the $100B IDIQ contract with the US federal government. Mr. Kennedy holds a Bachelor of Science in Health Promotion and Education from the University of Utah, and a Master of Business Administration from Johns Hopkins University.

Kevin Mullins, age 53, began serving as the Company’s President on April 18, 2022. Prior to being appointed as the Company’s President, Mr. Mullins served as the President and Chief Executive Officer of Intrensic, LLC since 2015, which provides digital evidence and video management software solutions for law enforcement agencies. Mr. Mullins has also served on the board of directors of SaferMobility, LLC since 2013, a provider of a campus security solution that delivers personal safety through an easy-to-use smartphone application that connects directly to your security or law enforcement teams. Mr. Mullins received a Bachelor of Arts in Business Administration from Virginia’s College at Wise, Virginia, and a Master in Business Administration from the University of Virginia in Charlottesville, Virginia.

Chris DeAlmeida, age 45, was appointed as Chief Financial Officer of the Company in July 2022. Mr. DeAlmeida is an accomplished senior financial executive, with experience in financial management and analysis, financial reporting, and mergers and acquisitions activity. Prior to his appointment, Mr. DeAlmeida was Chief Financial Officer of Encore Dredging Partners since January 2020, and acted as a consulting partner at BCH Group since 2018. Additional roles include Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer at Orion Group Holdings, Inc. (NYSE: ORN) from 2012 to 2018, Vice President Accounting and Finance at Orion Group Holdings, Inc. from 2007 to 2012 and Investor Relations at Continental Airlines, Inc. (NYSE: UAL) from 2005 to 2007. Mr. DeAlmeida holds a Bachelor of Science in Finance from the University of Houston at Clear Lake.

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

Employees

We employ 69 full-time employees with 66 in the US, two located in the United Kingdom and one located in Australia. In addition to our four executive officers, we had 16 persons engaged in sales, marketing, sales support and training, 28 in production, 13 in research and development and 8 in administration. In addition, we engage consultants from time to time to provide additional sales, marketing, training and research and development services, and anticipate engaging consultants going forward to supplement our full- and part-time personnel.

In our commitment to operational excellence and maintaining a favorable employer reputation, we strive to create a work environment that attracts, develops, and retains the best talents in the industry. Our employees are offered an engaging work experience that contributes to their professional growth and career advancement. We acknowledge that the success of our business is dependent on the collective talents and dedication of our employees, and we are committed to investing in their professional growth and success.

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

We have a history of operating losses and expect to incur additional losses until we achieve sufficient revenue and resulting margins to offset our operating costs. Our net loss for the years ended December 31, 2022 and 2021 was $17.6 million and $24.4 million, respectively. Our reduction in net losses in 2022 was primarily attributable to a new strategic roadmap with tighter cost controls and reduced operating expenses. Our ability to achieve future profitability is dependent on a variety of factors, many of which are outside of our control. Failure to achieve profitability or sustain profitability, if achieved, may require us to raise additional financing, which could have a material negative impact on the market value of our Common Stock.

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

We expect to depend on sales of the BolaWrap product line and related cassettes for the foreseeable future. A lack of demand for this product, or its failure to achieve broader market acceptance, would significantly harm our growth prospects, operating results and financial condition. To execute our business plan successfully, we will need to execute on the following objectives, either on our own or with strategic collaborators:

●	Grow our commercialization of the BolaWrap product, and develop additional future products and accessories for commercialization;

●	Maintain required regulatory approvals for our products in global market locations;

●	Expand, and as required, enforce our intellectual property portfolio for the BolaWrap product and other future products;

●	Maintain sales, distribution and marketing capabilities, and/or enter into strategic partnering arrangements to access such capabilities; and

●	Grow market acceptance for the BolaWrap product line and/or other future products.

We face risks commercializing our virtual reality training platform and may be unsuccessful in growing revenues.

We continue to invest substantial funds in further developing and commercializing our Wrap Reality product line which is highly competitive. The commercial launch of the Wrap Reality Virtual Training product is in the early stages in a new marketplace for 3D Virtual Reality training that competes with a legacy 2D virtual training environment. We expect 2D virtual training companies to either try to buy out companies like ours or choose to have to build 3D Virtual reality to compete with us. As one of the only companies with both on premise 3D Virtual Reality and later in 2023 full cloud 3D Virtual Reality we plan to compete on both fronts, our ability to commercialize this 3D Virtual Reality product line may be influenced by many factors, including:

●	our ability to continue to develop new products and new content;

●	our ability to obtain, set up and service new VR customers;

●	our ability to achieve and maintain market acceptance;

●	the impact of competition; and

●	our ability to attract and retain talent.

We are materially dependent on the acceptance of our product by the law enforcement market. If law enforcement agencies do not purchase our product or we do not meet their expectations, our revenue will be adversely affected and we may not be able to expand into other markets, or otherwise continue as a going concern.

A substantial number of law enforcement agencies may not purchase our remote restraint product. In addition, if our product is not widely accepted by the law enforcement market or we do not meet their expectations, we may not be able to expand sales of our product into other markets. Law enforcement agencies may be influenced by claims or perceptions that our product is not effective or may be used in an abusive manner. Our reputation could be damaged if we do not meet customer expectations for performance, value and quality. Sales of our product to agencies may be delayed or limited by such claims or perceptions or to any negative publicity or damage to our reputation. We now receive earned media that is often positive and helps our sales and growth and having negative earned media will create the opposite effect.

We may incur significant and unpredictable warranty costs as our products are produced, sold, and used.

We warrant our products to be free from defects in materials and workmanship for a period of up to one year from the date of purchase. Additional one-year warranties can be purchased by the customer. We may incur substantial and unpredictable warranty costs from post-production product or component failures. Future warranty costs could further adversely affect our financial position, results of operations and business prospects.

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

We sell our products worldwide and have exported to multiple countries. We expect exports to continue to be a significant part of our future business. The risks inherent in international trade may reduce our international sales or impede growth and harm our business and the businesses of our customers and our suppliers. These risks include, among other things:

●	Changes in tariff regulations;

●	Foreign currency exchange rate fluctuations;

●	Establishing and maintaining relationships with local distributors, agents and dealers;

●	Lengthy shipping times and accounts receivable payment cycles;

●	Import and export control and licensing requirements;

●	Compliance with a variety of US laws, ATF regulations, US Department of Commerce regulations and the Foreign Corrupt Practices Act, by us or key subcontractors or agents;

●	Compliance with a variety of foreign laws and regulations, including unexpected changes in taxation and regulatory requirements;

●	Greater difficulty in safeguarding intellectual property abroad than in the US; and

●	Difficulty in staffing and managing geographically diverse operations.

These and other risks may preclude or curtail international sales or increase the relative price of our products compared to those manufactured in other countries, reducing the demand for our products. Failure to comply with US and international governmental laws and regulations applicable to international business, such as the Foreign Corrupt Practices Act or US export control regulations, could have an adverse impact on our business with the US and international governments.

Global economic weakness and uncertainty, geopolitical conflict, war, and civil unrest, could adversely affect our revenues, gross margins and expenses.

Our business may be impacted by global economic conditions, which have been volatile in recent years. Geopolitical conflict, such as the recent conflict in Ukraine, and related international economic sanctions and their impact may exacerbate this volatility. Specifically, our revenues and gross margins depend significantly on global economic conditions and the demand by foreign governments and agencies for the BolaWrap and Wrap Reality in many of our target markets. Economic weakness and uncertainty in these markets have resulted, and may result in the future, in decreased revenue attributable to these markets, gross margin, earnings or growth rates, and difficulty managing inventory levels. Sustained uncertainty about global economic conditions and geopolitical events may adversely affect demand for the BolaWrap and could cause demand to differ materially from our expectations as foreign governments and agencies curtail or delay spending. Economic weakness and uncertainty also make it more difficult for us to make accurate forecasts of revenues, gross margins and expenses.

The continued impact of COVID-19 and uncertain market conditions may continue to adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic, which has caused significant uncertainty and disruption to global financial markets and supply chains since  early calendar year 2020, continues to adversely affect the Company’s business, operating results, and financial condition, although such disruptions and uncertainties have abated. The extent to which the COVID-19 pandemic continues to impact our financial conditions and results of operations, or those of our third-party suppliers, will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including the continued duration of the outbreak in the markets we target, new information which may emerge concerning the severity of COVID-19 and its variants, and the actions being taken to contain COVID-19 or treat its impact, among others. Uncertainty surrounds the duration and broader impact of the COVID-19 pandemic and therefore, the effects it will have on our financial results and operations. If economic or market conditions in key global markets deteriorate, we may experience material adverse effects on our business, financial condition, and results from operations.

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

Substantially all our employees are located in the US. In addition to our employees, we rely on (i) distributors, agents, and third-party logistics providers in connection with product sales and distribution and (ii) raw material and component suppliers in the US, Canada, Europe and Asia. If we, or any of these third-party partners encounter any disruptions to our or their respective operations or facilities, or if we or any of these third-party partners were to shut down for any reason, including by pandemic, fire, natural disaster, such as a hurricane, tornado or severe storm, power outage, systems failure, labor dispute, or other unforeseen disruption, then we or they may be prevented or delayed from effectively operating our or their business, respectively. Any losses or damages we incur could have a material adverse effect on our financial results and our ability to conduct business as expected.

We anticipate that a significant portion of our revenue in the short-term will be generated from international sales, which may adversely affect our ability to timely collect accounts receivable.

During the year ended December 31, 2022, we generated approximately 34% of our revenue from international sales. Due principally to the longer sales cycle, procurement delays and regulatory issues associated with domestic sales versus international sales, we currently anticipate that a significant portion of our sales in the year ending December 31, 2023 will be generated from international orders. In the event we are unable to timely collect account receivables associated with international sales, or timing of such international sales is delayed, our financial condition could be adversely and materially affected.

If we are unable to manage our projected growth, our growth prospects may be limited, and our future profitability may be adversely affected.

We intend to continue to expand our sales and marketing and our manufacturing capability. Rapid expansion may strain our staffing, financial and other resources. If we are unable to manage our growth, our business, operating results, and financial condition could be adversely affected. Our systems, procedures, controls, and management resources may not be adequate to support our future growing operations and we have started to upgrade them and will continue to do so in 2023. We are working to continually improve our operational, financial, and other internal systems to manage our growth effectively, and any failure to do so may lead to inefficiencies and redundancies, and result in reduced growth prospects and profitability.

We may face personal injury and other liability claims that harm our reputation and adversely affect our sales and financial condition.

Our product is intended to be used in confrontations to de-escalate the situation and reduce the chance for injury to officers and the subjects that they interact with. There is always a chance that use could result in injury to those involved, whether involving our product. Our product may cause or be associated with such injuries. A person injured in a confrontation or otherwise in connection with the use of our product may bring legal action against us to recover damages based on theories including personal injury, wrongful death, negligent design, dangerous product, or inadequate warning. We may also be subject to lawsuits involving allegations of misuse of our product. If successful, personal injury, misuse, and other claims could have a material adverse effect on our operating results and financial condition. Although we carry product liability insurance, significant litigation could also result in a diversion of management’s attention and resources, negative publicity, and an award of monetary damages in excess of our insurance coverage.

The nature of our business may result in undesirable press coverage or other negative publicity.

Our solutions are used to assist law enforcement and first responders in volatile encounters. Even when our device works as intended, incidents can lead to injury, loss of life and other negative outcomes, and such events are likely to receive negative publicity even if not directly caused by BolaWrap. If our product fails to help de-escalate an encounter, related adverse outcomes may receive negative media attention. At times, body or dash camera images or other images of use of our product may become a matter of public record due to legal or other obligations (for example, because of public-records requests or subpoenas to provide information or to testify in court), and we may receive negative media attention as a result.

We may be subject to criticism and unflattering media coverage regarding the effectiveness of our remote restraint solutions and the cost of our solutions to our customers, or the appropriateness of use on persons in crisis or the mentally ill. Such negative publicity could have an adverse impact on new sales, which would adversely impact our financial results and prospects.

Our future success is dependent on our ability to expand sales, and our inability to grow our sales force or maintain and grow distributors would negatively affect our sales.

Our distribution strategy is to pursue sales through multiple channels with an emphasis on direct sales, as well as independent distributors, domestically and internationally. Our inability to recruit and retain sales personnel and maintain and add police equipment distributors who can successfully sell our products could adversely affect our sales. If we do not competitively price our products, provide high quality big free products and solutions, meet the requirements of any end-users, provide adequate marketing support, or comply with the terms of any distribution arrangements, such distributors may fail to aggressively market our product or may terminate their relationships with us. These developments would likely have a material adverse effect on our sales. Our reliance on the sales of our products by distributors for a large portion of our sales also makes it more difficult to predict our revenue, cash flow and operating results.

We expect to expend significant resources to generate sales due to our lengthy sales cycle, and such efforts may not result in the level of sales or revenue we expect.

Generally, law enforcement agencies consider a wide range of issues before committing to purchase a product, including product benefits, training time and costs, the cost to use our product in addition to, or in place of, other less lethal products even though they are likely more dangerous, time in market, product reliability and budget constraints. The length of our sales cycle may range from 30 days to a year or more. We may incur substantial selling costs and expend significant effort in connection with the evaluation of our product by potential customers before they place an order if they place an order at all. If these potential customers do not purchase our product, we will have expended significant resources without corresponding revenue.

Most of our intended end-users are subject to budgetary and political constraints that may delay or prevent sales.

Most of our intended end-user customers are government agencies at all levels. These agencies often do not set their own budgets and therefore have little control over the amount of money they can spend. In addition, these agencies experience political pressure that may dictate the way they spend money. As a result, even if an agency wants to acquire our product, it may be unable to purchase our product due to budgetary or political constraints. Some government agency orders may also be canceled or substantially delayed due to budgetary, political, or other scheduling delays, which frequently occur in connection with the acquisition of products by such agencies.

Our dependence on third-party suppliers for key components of our products makes us vulnerable to price increases, inflation, recession, and supply shortages that could delay shipment of our products and reduce our sales or margins.

We depend on certain domestic and foreign suppliers for the delivery of components used in the assembly of our product. Approximately 70% of our supply chain is from domestic US suppliers. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or sub-assemblies and reduced control over pricing and timing of delivery of components and subassemblies. Specifically, we depend on suppliers of sub-assemblies, electronic components, injection molded plastic parts, and other miscellaneous custom parts for our product, some from sole source suppliers. In late 2022 we started to drive more diversity into our supply chain, and we plan to continue to build multiple suppliers for critical parts to reduce our dependence on a small number of suppliers. We are still subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities or changes for bugs or enhancements. Delays in our suppliers’ abilities, especially any sole suppliers, to provide us with necessary materials and components may delay production or may require us to seek alternative supply sources. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition.

We have recently experienced, and in the future are likely to experience, disruption of the supply of some of our parts, components, and assemblies that we obtain from suppliers. For example, the rapid increase in global demand as the COVID-19 pandemic wanes has caused, and is expected to continue to cause, significant stress on global supply chains. As economies around the world have reopened, sharp increases in demand have created significant disruptions to the global supply chain, which have affected our ability to source and receive certain goods on a timely basis and at anticipated costs. Increases in input costs and freight due to price inflation and global supply chain disruptions may adversely affect our financial performance.

We do not have any long-term supply agreements with any suppliers. We actively monitor and mitigate supply chain risk, but there can be no assurance that our mitigation plans will be effective to prevent disruptions that may arise from shortages of materials that we use in the production of our products. Any interruption of supply for any material components of our products could significantly delay production and shipment of our products and have a material adverse effect on our revenue, profitability, and financial condition.

We may not be able to successfully integrate acquisitions in the future, and we may not be able to realize, revenue enhancements or other synergies from such acquisitions.

On November 30, 2022, we acquired the rights to certain software assets and services to drive the rapid enhancement of our Wrap Reality Cloud platform. We believe this acquisition should help speed up our path to marketing with 3D Virtual Reality in the cloud in addition to our robust 3D Virtual Reality on premise. However, our ability to successfully implement our business plan and achieve targeted financial results and other benefits including, among other things, greater market presence and development, and enhancements to our product portfolio and customer base, is dependent on our ability to successfully identify, consummate and integrate acquisitions we may acquire in the future. We may not realize the intended benefits of the acquisition of other businesses in the future as rapidly as, or to the extent, anticipated by our management. There can be no assurance that we will be able to successfully integrate any other acquired businesses, products or technologies without substantial expense, delay or other operational or financial problems. Acquisitions involve several risks, some or all of which could have a material adverse effect on our acquired businesses, products or technologies. Furthermore, there can be no assurance that any acquired business, product, or technology will be profitable or achieve anticipated revenues and income. Our failure to manage our acquisition and integration strategy successfully could have a material adverse effect on our business, results of operations and financial condition. The process of integrating an acquired business involves risks, including but not limited to:

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

Our BolaWrap device is classified as a firearm and the BolaWrap 150 is also classified as an "Any other Weapon (AOW). Both firearms and explosive devices are regulated by the US Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”) involving substantial regulatory compliance. ATF regulations are enforced by surveillance and inspection of federal firearms licensees (“FFLs”). If ATF finds a violation, it can institute a wide range of enforcement actions, ranging from warnings to more severe sanctions such as fines, penalties, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions or total shutdown of production, and criminal prosecution. Any such actions could have a material adverse impact on our operations.

The federal firearms laws impose strict controls over the possession and transfers of firearms, which may impact our ability to transfer devices to customers. Because ATF has classified our devices as AOWs, we must register our devices with the ATF at the time of manufacture. Before we may transfer our registered devices to any customer, including a government agency, we must obtain approval from the ATF. The ATF processing time for transfer applications varies significantly, depending on the prospective transferee. Applications to transfer AOWs to U.S., state or local government entities are usually processed in 1-3 weeks, while transfers to private, non-licensed individuals require a longer processing time because of the required background investigation of the transferee. These types of transfers may take 6-8 months or longer.

The federal firearms laws prohibit interstate transfers of firearms to non-licensed persons or entities. Consequently, we are prohibited from transferring our devices directly to a non-government, non-licensed individual or entity in a different state. To accomplish such a transfer, we must first obtain ATF approval to transfer the device to another FFL dealer in the end-user’s state. After that transfer is completed, the FFL dealer must obtain ATF approval to transfer the device to the non-government, non-licensed individual. The ATF may deny any transfer application if such transfer would violate state law or when the transferee is prohibited from possessing a firearm.

Our device may face state restrictions, especially regarding sales to private security agencies. Our product sales may be significantly affected by international, federal, state and local regulations. Failure to comply with regulations could also result in the imposition of fines, penalties and other actions that could adversely impact our financial position, cash flows and operating results.

Our product is also controlled by the US Department of Commerce (“DOC”) for exports directly from the US. Consequently, we need to obtain export licenses from the DOC for the export of our products from the US. Compliance with or future changes in US export regulations could significantly and adversely affect any future international sales.

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

Our products, including the BolaWrap 100 and BolaWrap 150, are protected by limited patent and other intellectual property protection. If we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights.

Our future success depends in part upon our proprietary technology. We currently own nineteen issued US patents related to the BolaWrap technology and have eight US patents pending. We have filed foreign patent applications in the European Union (up to 38 countries) and seventeen other countries and reserved our rights to file additional foreign patents. Our protective measures taken thus far, including our issued patents, pending patents, issued and pending trademarks and trade secret laws, may prove inadequate to protect our proprietary rights. To date we have a total of 53 issued domestic and international patents for our small global company. During 2022 we filed thirty-three patent applications, two of which were US filings. We feel the significant investment in patent protection in the US and abroad creates a significant amount of IP and value in Wrap Technologies. However, there can be no assurance we will be granted any patent rights from pending patents. The scope of any possible patent rights may not prevent others from developing and selling competing products. The validity and breadth of claims covered in any possible patents involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, lengthy, and expensive. In addition, any patents, if granted, may be held invalid upon challenge, or others may claim rights in or ownership of our patents.

Our competitive position may be seriously damaged if our products are found to infringe on the intellectual property rights of others.

Other companies and our competitors may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our products. Any intellectual property infringement claims made against us, with or without merit, could be costly and time-consuming to defend and divert our management’s attention from our business. In the event of a successful claim of infringement against us and if we are unable to license the allegedly infringed technology, our business and operating results could be adversely affected. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of our resources. An adverse result from intellectual property litigation could force us to do one or more of the following:

●	Cease selling, incorporating, or using products or services that incorporate the challenged intellectual property;

●	Obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

●	Redesign products or services that incorporate the disputed technology.

If we are forced to take any of the foregoing actions, we could face substantial costs and shipment delays and our business could be materially harmed. Although we carry general liability insurance, our insurance may not cover potential claims of this type or be adequate to indemnify us for all liability that may be imposed.

In addition, it is possible that others may seek indemnity from us if our products are found or alleged to infringe the intellectual property rights of others. Any such claim for indemnity could result in substantial expense to us that could harm our operating results.

Competition in the law enforcement market could reduce our sales, make our products obsolete or inferior and prevent us from achieving profitability.

The law enforcement market is highly competitive, and adoption of new policing tools and innovative training solutions may take time, Law enforcement adherence to currently used products may also slow adaptation to new policing tools. We face competition from numerous larger, better capitalized, more experienced and more widely known companies that make less-lethal weapons and other law enforcement products. One or more of our competitors may have developed or may succeed in developing technologies and products that are more effective than any of ours, rendering our technology and products obsolete or noncompetitive. Increased competition could result in reduced sales, greater pricing pressure, lower gross margins, and prevent us from achieving profitability.

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

Our business is dependent on the ability to attract and retain key personnel.

We are dependent on our ability to retain and motivate our high-quality personnel, especially managers, sales and skilled engineering and manufacturing personnel. Competition for such personnel is intense, and we may not be able to attract, assimilate or retain other highly qualified managerial, sales and technical personnel in the future. The inability to attract and retain the necessary managerial, sales and technical personnel could cause our business, operating results or financial condition to suffer.

In 2022, the business went through significant transformation including the creation of our mission, vision and core values. New management built the company's first strategic roadmap to outline the market space where BolaWrap and Wrap Reality fit and have changed significant elements of the business to improve training, which has now become a revenue source over a cost center. There has been a shift to build repeatable domestic sales and build additional resources into international sales. We changed our customer service department into a customer success team. We improved our pricing on devices and cassettes. We built additional distributor relationships. In the last three quarters of 2022, the new management team significantly reduced operating expenses in almost all areas. These changes reduced overall headcount, contractor costs and spending. While greatly improving our financial foundation, it also required turnover of personnel and changes to how we operate.

Risk Factors Relating to Our Financial Statements and Operating Results

We cannot predict our future operating results. Our quarterly and annual results will likely be subject to fluctuations caused by many factors, any of which could result in our failure to achieve our expectations.

We currently expect that the BolaWrap product will be the primary source of our revenue in 2023. We expect our revenue to vary significantly due to several factors. Many of these factors are beyond our control. Any one or more of these factors, including those listed below, could cause us to fail to achieve our revenue expectations. These factors include, among others:

●	Our ability to develop, manufacture, ship and supply product to customers;

●	Market acceptance of, and changes in demand for, our products;

●	Gains or losses of significant customers, distributors, or strategic relationships;

●	Unpredictable volume and timing of customer orders;

●	The availability, pricing, and timeliness of delivery of components in our supply chain for our products;

●	Fluctuations in the availability of manufacturing capacity or manufacturing yields and related manufacturing costs;

●	Timing of new technological advances, product announcements or introductions by us and by our competitors;

●	Unpredictable warranty costs associated with our products;

●	Budgetary cycles and order delays by customers or production delays by us or our suppliers;

●	Regulatory changes affecting the marketability of our products;

●	Logistics challenges of obtaining supplies and components and shipping products resulting from the pandemic;

●	General economic conditions that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling;

●	General political conditions in this country and in various other parts of the world that could affect spending for the products that we intend to offer; and

●	Seasonality of purchasing timeframes and procurement delays impact sales.

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

If we incur additional expenses in a quarter in which we do not experience increased revenue, our results of operations will be adversely affected, and we may incur larger losses than anticipated for that quarter. Factors that could cause our expense to fluctuate from period to period include:

●	The timing and extent of our research and development efforts;

●	Investments and costs of maintaining or protecting our intellectual property;

●	Marketing and sales efforts to promote our products and technologies;

●	The timing of personnel and consultant hiring; and

●	Supply chain and inventory cost variations.

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

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that our internal control over financial reporting was effective as of December 31, 2022, it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the Company’s stock price.

Risk Factors Relating to Our Common Stock

Our stock price is volatile and may continue to be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors.

The market price of our Common Stock has fluctuated significantly to date and in the future may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

●	Actual or anticipated fluctuations in our operating results;

●

Failure of securities analysts to initiate or maintain coverage of our Company, changes in financial estimates by any securities analysts who follow our Company, or our failure to meet these estimates or the expectations of investors;

●	Rating changes by any securities analysts who follow our Company;

●	Changes in the availability of federal funding to support local law enforcement efforts, or local budgets;

●	International budget changes or changeover in government leadership;

●	Announcements by us of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	Changes in operating performance and stock market valuations of other security product companies generally;

●	Price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	Announcements of merger or acquisition transactions;

●	Changes in our board of directors or management and key personnel;

●	Sales of large blocks of our Common Stock, including sales by our founders, executive officers, directors and significant stockholders;

●	Lawsuits threatened or filed against us;

●	Short sales, hedging and other derivative transactions involving our capital stock;

●	General economic conditions in the US and abroad; and

●	Other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many security and technology companies. Stock prices of many security and technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. Stock prices of nanocap securities and small cap securities have fluctuated even more than medium and large cap companies in recent years.

We are and, in the future, may be subject to securities litigation, which may be expensive and could divert management attention.

Our share price is volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. For instance, in September 2020 a putative class action lawsuit and in November 2020 a shareholder derivative lawsuit were filed against us and certain of our directors and officers. The lawsuit was dismissed in May 2022.

Lawsuits of this nature divert financial and management resources that would otherwise be used to benefit our operations. Although we denied the material allegations in the lawsuits and defended ourselves vigorously, defending the lawsuits may result in substantial costs. Any lawsuit to which we or our directors or officers are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Any of these results could adversely affect our business.

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

Management and certain directors owned more than 10% of our Common Stock at December 31, 2022. As a result, our management and certain directors, acting individually or as a group, has the potential ability to exert influence on the outcome of issues requiring approval by our stockholders.

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

Sales of shares of Common Stock issuable upon the exercise of any future options or warrants and vesting of restricted stock units may lower the price of our Common Stock.

At December 31, 2022, we had we had outstanding options and unvested stock units of on 6.4 million shares of our Common Stock. The issuance of shares of Common Stock issuable upon the exercise of options or issuance from restricted stock units or the exercise of warrants that may be outstanding in the future could cause substantial dilution to existing holders of our Common Stock, and the sale of those shares in the market could cause the market price of our Common Stock to decline. The potential dilution from the issuance of these shares could negatively affect the terms on which we are able to obtain equity financing.

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

As a result of disclosure of information in this report and in the filings that we are required to make as a public company, our business, operating results, and financial condition have become more visible, which has resulted in, and may in the future result in threatened or actual litigation, increased competition due to this insight, including by key competitors and other third parties. If any such claims are successful, our business, operating results and financial condition could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business, operating results and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices, sales, training, assembly, and warehouse facilities are located at 1817 West 4th Street, Tempe, Arizona. The lease of 11,256 square feet commenced in June 2019 and was for an initial lease term through July 2022. The aggregate monthly payments were $8,120 per month, increasing 3% for June and July 2022 during the lease term, plus other certain costs and charges as specified in the lease agreement, including the Company’s proportionate share of the building operating expense and real estate taxes. In January 2022 we renewed this lease for three years with aggregate payments of $9,905 commencing August 2022, increasing 4% annually through the term ending July 31, 2025.

Beginning in October 2017, we commenced reimbursing former officer, stockholder and consultant, Mr. Elwood Norris, $1,500 per month on a month-to-month basis for laboratory facility costs.

We rent space from time to time on a month-to-month basis for remotely located employees. We currently have three Wrap Reality employees located in a 4,000 square foot space in Buffalo, New York on a month-to-month rental agreement, which payments are currently $2,750 per month.

ITEM 3. LEGAL PROCEEDINGS

Shareholder Derivative Litigation

On November 13, 2020, Naresh Rammohan filed a shareholder derivative action in the US District Court for the Central District of California against current and former Company officers as well as current and former Company directors alleging unjust enrichment, breach of fiduciary duty, waste of corporate assets, and contribution claims under the Securities Exchange Act of 1934, docketed as Case No. 2:20-cv-10444-DMG-PVCx. The derivative action was dismissed with prejudice by stipulation of the parties on May 3, 2022.

Other Legal Information

We may become subject to other legal proceedings, as well as demands and claims that arise in the normal course of our business, including claims of alleged infringement of third-party patents and other intellectual property rights, breach of contract, employment law violations, and other matters and matters involving requests for information from us or our customers under federal or state law. Such claims, even if not meritorious, could result in the expenditure of significant financial and management resources. We make a provision for liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. On December 31, 2022, we had no provision for liability under existing litigation.

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

Holders

At December 31, 2022 there were 41,175,993 shares of Common Stock outstanding and approximately 19 stockholders of record.

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

Stockholders ratified an increase to the shares authorized under the plan of an additional 2,100,000 shares in May 2019, an additional 1,900,000 shares in June 2020, an additional 1,500,000 shares in June 2021, and an additional 1,500,000 shares in May 2022, for a total of 9,000,000 shares reserved for issuance under the Plan as of the date of this Report. At December 31, 2022, there were 1,556,291 shares of Common Stock available for grant under the Plan.

The following table sets forth information as of December 31, 2022, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	5,491,399	$4.55	1,556,291
Equity compensation plans not approved by security holders	-	-	-
Total	5,491,399	$4.55	1,556,291

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

Overview

We are a global public safety technology and services company that delivers safe and effective policing solutions to law enforcement and security personnel worldwide. We are leading the movement for safer outcomes by equipping law enforcement with safe, non-pain compliance tools and immersive training for the modern world. We began sales of our first public safety product, the BolaWrap 100 remote restraint device, in late 2018. In late 2020 we added a new solution to our public safety technologies, which is our virtual reality (“VR”) training platform – Wrap Reality. Wrap Reality is now sold to law enforcement agencies for simulation training as well as corrections departments for the societal reentry scenarios. In Q1 2022 we delivered a new generation product, the BolaWrap 150. The BolaWrap 150 is electronically deployed and is more robust, smaller, lighter and simpler to deploy than the BolaWrap 100 that has been phased out.

Our target market for our solutions includes approximately 900,000 full-time sworn law enforcement officers in over 18,000 federal, state, and local law enforcement agencies in the US and over 12 million police officers in more than 100 countries. Additionally, we are exploring opportunities in other domestic markets, such as military and private security. Our international focus is on countries with the largest police forces. According to 360iResearch, a market research consulting firm, our non-lethal products are part of a global market segment expected to grow to $16.1 billion by 2027.

We focus our efforts on the following products and services:

BolaWrap Remote Restraint Device – is a hand-held remote restraint device that discharges a seven and half-foot bola style Kevlar tether to entangle an individual at a range of 10-25 feet. BolaWrap assists law enforcement to safely and effectively control encounters early in the use of force continuum without resorting to painful force options.

Wrap Reality – is a law enforcement 3D training system employing immersive computer graphics VR with proprietary software-enabled content. It allows up to two participants to enter a simulated training environment simultaneously, and customized weapons controllers enable trainees to engage in strategic decision making along the force continuum. Wrap Reality has 38 scenarios for law enforcement and corrections and 25 scenarios at this time for societal reentry. Wrap Reality is one of the most robust 3D Virtual Reality solutions on the market for law enforcement and societal reentry today.

In addition to the US law enforcement market, we have shipped our restraint products to 59 countries. We have established an active distributor network representing 50 states and one dealer representing the US territory of Puerto Rico. We have distribution agreements with 49 international distributors covering 54 countries. We focus significant sales, training and business development efforts to support our distribution network in addition to our internal sales team.

We focus significant resources on research and development innovations and continue to enhance our products and plan to introduce new products. We believe we have established a strong brand and market presence globally and have established significant competitive advantages in our markets.

Recent Developments

During the year ended December 31, 2022, we accomplished the following:

●

Through our strategic roadmap process, determined the exact market fit for where BolaWrap and Wrap Reality operate in the law enforcement marketplace. (See our Force Factor slide for a visual depiction)

●	Created and implemented a strategic roadmap to lead the company to long-term growth and produce lasting value for shareholders

●	Controlled our costs and reduced full year 2022 operating expenses $5.0 million or 19% as compared to 2021

●

Our strategic roadmap is centered on sustainably growing sales through building repeatable domestic BolaWrap sales, ramping international sales on the new BolaWrap 150, and implementing a customer success function expanding existing agencies to full patrol-wide BolaWrap deployment. Customer Success did not exist as a specific function until mid Q3 of 2022 and is building on our proactive approach to expand sales in 2023 with existing customers and agencies.

●	Added a dedicated inside sales function to grow our velocity and follow up on new leads.

●	Expanded our distributor and partner relationships

●	Leveraged product diversification and innovation to catalyze sales growth.

●

Improved pricing on BolaWrap 150 devices and cassettes now that the product has proven itself to law enforcement as a significant upgrade. This has a direct and positive impact on future gross margins.

●

Adjusted our training curriculum to include the when and the why BolaWrap is used. Transitioned to charging for our respected training services. Documented our curriculum for submittal to all US Peace Officers Standards and Training (POST) councils.

●	Implemented changes to how we sell Wrap Reality and have now solidified our go forward virtual reality model as a Software as a Service (“SaaS”) model.

●

Entered into a Professional Services and Technology Acquisition Agreement with Lumeto and Spatial, whereby Lumeto and Spatial will provide the Company certain technology, services, and perpetual licenses for use within the Company’s Wrap Reality virtual simulation training platform.

Management Changes

As previously reported in January 2022, the Board of Directors approved and initiated a leadership transition plan to support the next phase of its company strategy. The transition and corporate strategy included the resignation of Thomas P. Smith, our President, Chief Executive Officer and director, and the announcement of the planned retirement of James A. Barnes our former Chief Financial Officer, Secretary and Treasurer, who retired in July 2022 upon the appointment of Chris DeAlmeida as our Chief Financial Officer. After a period of transition managed by Special Transition Committee consisting of directors Scot Cohen and Kim Sentovich and including interim contract executives, on April 18, 2022, the Company appointed TJ Kennedy, a current director, as our Chief Executive Officer and Kevin Mullins as our President. Both Messrs. Kennedy and Mullins have significant leadership experience in public safety technology prior to their appointment. Mr. Mullins is leading go to market functions in the President role. In late December 2022, we also brought onboard Tracey Friedlander as our General Counsel.

Business Outlook and Challenges

We believe our Company's products and solutions are gaining global recognition and awareness through various channels such as social media, trade shows, and media exposure, among others. In part, this recognition and awareness can be attributed to positive feedback from law enforcement agencies and the successful deployment of our products. As a result, our brand, Wrap, is becoming increasingly recognized on a global scale as a leader in remote restraint and non-lethal solutions.

In addition, we are focused on aggressive marketing and public relations efforts. We are confident in the potential market opportunities for our remote restraint and virtual reality solutions in the law enforcement and security sectors worldwide. These opportunities are driven by the increasing demand for less-lethal policing.

In the law enforcement sector, our BolaWrap product has been successfully deployed in the field, as reported by many agencies. BolaWrap is now in use by over 900 US law enforcement agencies and in 59 countries. Due to its safe remote restraint capabilities, some agencies do not deem its usage a categorical reportable use of force and rather place it underneath early use of force such as handcuffs. In our strategic roadmap, we clarified that law enforcement agencies deploy BolaWrap when verbal commands breakdown but long before there is justifiable escalation to pepper spray, pepper ball, batons, bean bags, tasers or Conducted Electrical Weapons (CEW’s) or firearms.

Some agencies voluntarily report usage to Wrap but many do not. In the usage reports we have been provided; officers have reported successful outcomes in 82% of the use cases. This percentage is higher than what is often seen with less lethal tools. From the information we have been provided, the most common BolaWrap use case is for individuals with behavioral health issues, and the second most common BolaWrap use case is during domestic violence calls. Twenty-six percent of the reported persons who are wrapped with the BolaWrap are thought to be under the influence of alcohol or drugs.

There are many reasons why we may not receive reports on all the use of the BolaWrap, including, when uses of BolaWrap are considered evidence in ongoing criminal cases, are controlled by local policy or regulation, or require officer and union and other released to be shared with us. However, some agencies have shared bodycam footage of successful field deployments with us, which we may use in our training and education efforts. We believe that as the reports of BolaWrap's effectiveness in de-escalation continue to increase, it will contribute to our future revenue growth.

Our company anticipates/believes that our portfolio of safe, remote restraint products and training services has a strong and expanding pipeline of market opportunities in the law enforcement, military, corrections, and homeland security sectors both domestically and internationally. With the increasing demand for more humane and safer policing practices, we expect a continued surge in our global business. Currently, we are exploring major international business prospects while simultaneously seeking to establish relationships with large police agencies in the US. However, we acknowledge that it is challenging to predict the exact timeline for closing these deals, or whether they will ultimately materialize.

As part of our efforts to expand our sales and distribution operations, we provide a comprehensive training program for law enforcement officers and trainers in using the BolaWrap. This training equips them with knowledge about the appropriate use and limitations of BolaWrap in tandem with modern policing techniques for de-escalation of encounters. We now focus on also teaching when and why BolaWrap should be used, including the specific area of success (I.e., after verbal commands break down and before the law enforcement officer is ready to escalate to less lethal pain compliance tools. Our company believes that law enforcement trainers and officers who have been trained to use our products, or have witnessed demonstrations, are more inclined to support the acquisition and deployment of our products by their respective departments to drive successful outcomes. As of December 31, 2022, over 1,360 agencies have received BolaWrap training with over 4,580 training officers at those agencies certified as BolaWrap instructors and qualified to train the rest of their departments, representing a 32% increase in agencies and a 30% increase in trained officers as compared to December 31, 2021.

Operating expenses for the full year 2022 reduced by $5.0 million or 19% as compared to the full year 2021. Our new management team immediately prioritized reducing operating expenses, and in the second quarter, conducted a thorough top to bottom assessment of all aspects of our business. This assessment culminated in the creation of a strategic roadmap aimed at achieving sustainable growth and delivering long-term value to our shareholders. Our strategic roadmap centers on expanding our sales by building repeatable domestic BolaWrap sales, increasing international sales of the new BolaWrap 150, and expanding the deployment of BolaWrap to full patrol-wide utilization via a customer success function. Additionally, we have established a dedicated inside sales leader to increase our velocity on new leads. To catalyze sales growth, we are expanding our distributor and partner relationships while simultaneously diversifying and innovating our product offerings. As part of our strategic roadmap, we have made the decision to improve the pricing on BolaWrap 150 devices and cassettes, given the product's proven success as a significant upgrade for law enforcement. These increased margins will drive us to breakeven and profitability more quickly. We have also begun charging for our respected training services.

Changes have been implemented in how we sell Wrap Reality, and we have established a Software as a Service (SaaS) model for our virtual reality technology moving forward. We acquired a cloud software capability and will now be offering both on premise and cloud 3D Virtual Reality options for Wrap Reality later in 2023. We believe the synergy in BolaWrap to de-escalate and reduce uses of force and the immersive 3D Virtual Reality training for law enforcement and corrections create a unique well positioned law enforcement technology company that is prepared for 21st Century policing and driving safe outcomes. Now with our key focus on where BolaWrap and Wrap Reality fit into the Force Factor diagram below in Figure X, agencies are likely to see significant increased usage where BolaWrap is a tool that can be used every week to appropriately de-escalate a dangerous situation and save the lives and careers of the officers we serve and save the lives of the individuals they interact with on dangerous calls. We anticipate these changes will have a significant positive impact on our future success and growth.

Our company is confident that implementing these strategic changes will lead to substantial sales growth and put us on a path towards sustainable profitability. Although geopolitical tensions and macroeconomic challenges have affected our quarterly results in the past and may in the future, we believe our firm is uniquely positioned to provide lifesaving technologies and training that enable law enforcement officers worldwide to conduct safe and effective encounters while reducing the use of force. If departments follow our newly released Use of Force Guarantee requirements, we are confident enough to offer that in 12 months we would buy their BolaWrap devices back if they do not reduce their reportable use of force by 10%. With an increasing addressable market, Wrap offers a unique value proposition. Our improved pricing strategy, coupled with reduced operating expenses and our growing sales outlook, is expected to help reduce losses and improve cash flow in the future.

Looking ahead to the coming years, we plan to increase the number of product demonstrations and training sessions, particularly in international markets. Our new focus on the when and why BolaWrap is used is already showing improved results. This is a departure of the hardware product only approach of the past. Our sales of the BolaWrap 150 and Wrap Reality are expected to continue to rise significantly, aided by our ongoing cost savings and cost control measures, which should lead to an overall reduction in cash burn. As a result, we anticipate reaching an adjusted EBITDA break-even point by the conclusion of fiscal 2023, and if strong sales persist, we may achieve profitability by the end of 2024.

With the transaction with Lumeto in late November 2022, we have continued to invest in our VR system while working to continue to develop real-world scenarios into our robust Wrap Reality platform. In the future, the Lumeto transaction will allow for a cloud-based option of our Wrap Reality platform including a lower initial capital commitment for hardware. We plan to increase marketing activities for our VR solution to both law enforcement and corrections throughout 2023 and expect to launch the cloud-based version in mid-2023.

At December 31, 2022 we had backlog of approximately $257 thousand expected to be delivered in the first quarter of 2023. Additionally, we had deferred revenue of $333 thousand expected to be recognized generally over the next five years. Our deferred revenue mostly is from Wrap Reality subscription and other revenue. We expect our deferred revenue to grow in future years due to the SaaS business model on Wrap Reality. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation, in the normal course of business.

Since inception, we have generated significant losses from operations and anticipate that we will continue to generate significant losses from operations for the foreseeable future. We believe that we have adequate financial resources to sustain our operations for the next year. For the full year 2022 we reduced our net loss by more than $6.8 million versus the comparable prior year. Net cash used in operations during the full year 2022 was $3.6 million less than cash used in operations during the full year 2021. This improvement was a result of our strategic roadmap as well as our cost control measures implemented in Q2, Q3 and Q4 of last year.

We expect that we will continue to innovate new applications for our public safety technology, open new geographies, develop new products and technologies to meet diverse customer requirements and identify and develop new markets for our products.

We believe that our sales in 2022, were significantly adversely affected by the shift to our BolaWrap 150 product and the discontinuation of the BolaWrap 100 production line, along with the limited ability to demonstrate and train customers in 2021 due to the COVID-19 pandemic, particularly internationally. We had many customers that were happy with the BolaWrap 100 and many distributors who also like the BolaWrap 100 that were concerned about not being able to continue to expand with the first-generation device. This device was completely turned off from sales in Q4 of 2021 and product delays kept our BolaWrap 150 from being fully delivered to customers until late Q1 in 2022. This gap in having product to sell as well as the unhappiness in turning off the first-generation product while it was still having success in the field, created significant work throughout 2022 to get the BolaWrap 150 approved by departments as well as by import and federal authorities for international countries. We also had a much slower than expected trade in the timeframe of BolaWrap 100 to BolaWrap 150 due to the customer affinity for our first to market device. A lesson learned by the company was to continue to sell BolaWrap 100 cartridges and to announce in late 2022 that we will build and supply the BolaWrap 150 for at least five years from its launch date. This will allow departments that are going to do very large agency wide deployments to count on the BolaWrap 150 to be available even if we bring to market a newer device that has new features.

However, we witnessed a rebound in the second half of 2022, following the full-scale production and sales of the BolaWrap 150. New device supply chain and product issues improved. We got on the road and demonstrated the new and enhanced capabilities of the BolaWrap 150 and customers clearly saw the enhanced capabilities and have come to respect and want the new technology.

Supply chain disruptions have also affected our operations and could negatively impact our ability to source materials, manufacture and distribute products. Moreover, financial markets are experiencing significant volatility, which could potentially affect our ability to enter into or modify favorable terms and conditions regarding equity and debt financing activities. Nevertheless, we currently have $19.3 million in cash and cash equivalents and short-term investments as of December 31, 2022, which we believe provides sufficient capital to fund our operations for the next twelve months and absorb the potential near-term impacts of the pandemic and other economic uncertainty. However, liquidity constraints and access to capital markets could still negatively affect our liquidity and require changes to our investment strategy.

We acknowledge that the work carried out by our employees and associates is critical and essential, as per various published standards. We have taken several measures to ensure the safety and security of our employees, while also ensuring the availability and functionality of our critical infrastructure. In compliance with the guidelines issued by the Centers for Disease Control and local authorities, we have implemented COVID-19 safety measures in the workplace. Nevertheless, we recognize that events related to the pandemic could potentially result in lost or delayed revenue for our Company. These events include restrictions on our suppliers' ability to meet delivery requirements and commitments, employees' inability to perform their work due to illness caused by the pandemic or local, state, or federal mandates requiring employees to stay home. Delays in carriers' ability to deliver our products to customers, unforeseen deviations from customers or foreign governments restricting the ability to conduct business, and customers' inability to pay us on a timely basis, if at all, could also limit our revenue.

Our Company may be positively or negatively impacted by continued social unrest, protests against racial inequality, and movements like "Defund the Police." Such unrest may be further fueled by misleading information or negative publicity about our solutions. We believe our solutions are actually the answer to reducing use of force and driving safer outcomes for officers and the citizens they interact with each day. Although the intensity of these events may have subsided, some may still indirectly or directly influence police agency budgets and the funding available to current and potential customers. In addition, participants in these events may attempt to create the impression that our solutions are contributing to the perceived problems, potentially harming our business and operations, including our revenues, earnings, and cash flows from operations.

Changes in our management and other critical personnel have the potential to positively or negatively affect our business. Such disruptions could have an adverse impact on our operations, programs, growth, financial condition, or results of operations. On the other hand, improvements in our operations, operating expenses, and go-to-market approaches could positively influence the success of our business in the future.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the US (“US GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. We evaluate our estimates, on an on-going basis, including those estimates related to recognition and measurement of contingencies and accrued expense. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Other than the planned production change requiring a new estimate of exit expense, there were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the period ended December 31, 2022.

Recent Accounting Pronouncements

New pronouncements issued for future implementation are discussed in Note 1 to our financial statements.

Segment and Related Information

The Company operates as a single segment. The Company’s chief operating decision maker is its Chief Executive Officer, who manages operations for purposes of allocating resources. Refer to Note 17, Major Customers and Related Information, in our financial statements for further discussion.

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

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table and narrative sets forth for the periods indicated certain items of our statement of operations, expressed in thousands of dollars. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Report.

	Year Ended December 31,		Change
	2022	2021	$	%
(in thousands)
Revenues:
Product sales	$7,481	$7,381	$100	1%
Other revenue	568	348	220	63%
Total revenues	8,049	7,729	320	4%
Cost of revenues
Products and services	4,315	4,987	(672)	(13%)
Product line exit expense	-	747	(747)	(100%)
Total cost of revenues	4,315	5,734	(1,419)	(25%)
Gross profit	3,734	1,995	1,739	87%

Operating expenses:
Selling, general and administrative	16,386	20,276	(3,890)	(19%)
Research and development	5,078	6,214	(1,136)	(18%)
Total operating expenses	21,464	26,490	(5,026)	(19%)
Loss from operations	$(17,730)	$(24,495)	$6,765	28%

Revenue

We reported revenue of $8.0 million for the year ended December 31, 2022 (“Fiscal 2022”) as compared to revenue of $7.7 million for the year ended December 31, 2021 ("Fiscal 2021"), a 4% increase over the prior year. International revenues decreased from $4,372 thousand for the year ended December 31, 2021 to $2,734 thousand for the year ended December 31, 2022. We incurred discounts of $898 thousand during the year ended December 31, 2022, primarily as a result of promotional programs designed to encourage domestic customers to upgrade to the BolaWrap 150. These discounts compare to business discounts of $561 thousand in the prior year. We expect a decline to minimal discounts in 2023 as we have phased out our promotional upgrade offer.

International revenues generally consist of larger orders with the end user being large, centralized government agencies. These orders continue to be lumpy and difficult to predict as to both timing and amount. International orders anticipated in the second quarter were delayed significantly due to the changeover from the BolaWrap 100 but those orders for BolaWrap 150 are anticipated in future quarters. Some key international customers had approved the BolaWrap 100 and even purchased just prior to our announcement of the BolaWrap 150 a significant number of devices and cartridges. Because of the large size of these agencies, they wanted to grow on a single device and not multiple devices, but Wrap management made the decision to shut down the BolaWrap 100 product line for new devices in 2021. We believe that revenue during the fiscal year 2023 will increase overall compared to the revenue recorded during 2022 due to growth of domestic sales and anticipated international orders from a robust pipeline, although no assurances can be given. We believe based on pipeline that these larger international deals are more likely to book and ship in the latter half of 2023.

We incurred product promotional costs of $688 thousand for Fiscal 2022, related primarily to BolaWrap 150 demonstration products and the cost of training products and accessories delivered to law enforcement agencies that were expensed as marketing costs. A total of $924 thousand of such product promotional costs were incurred during the Fiscal 2021.

We had $333 thousand of deferred revenue at December 31, 2022, of which $198 thousand related to VR, $11 thousand was related to training and $124 thousand related to BolaWrap extended warranties and services. As we potentially secure increased bookings for Wrap Reality, as well as BolaWrap extended warranties, we expect our deferred revenue to grow in future quarters.

At December 31, 2022, we had backlog of $257 thousand expected to be delivered in the first quarter of 2023. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instance’s cancellation in the normal course of business.

Gross Profit

Our gross profit for Fiscal 2022 was $3.7 million or a gross margin of 46%. Excluding the non-cash charge related to a restructuring inventory charge, our gross profit for Fiscal 2021 was $2.7 million resulting in a gross margin of 35%. The Fiscal 2022 gross profit represented an 87% increase over prior year as a result of rolling out the BolaWrap 150 product, selling price adjustments implemented in September of 2022, and a reduction of promotional pricing, offset by some supply chain issues and inventory adjustments.

As our revenue history is limited, historical margins may not accurately reflect future margins. However, we expect higher margins with the production of the BolaWrap 150 compared to previous production due to design changes and improved pricing. Our margins are also subject to variations based on the sales channels and product mix through which our products are sold. At present, our cassettes have lower margins than BolaWrap devices. As we scale cassette production, we will look to reduce our costs and drive higher cassette margins. Cassettes in 2022 were a total of 23% of our overall revenue and will continue to grow as a recurring revenue base as more BolaWrap devices are in the field and the usage of BolaWrap increases due to the need of officers to de-escalate earlier to prevent injuries and use of higher levels of force.

We regularly introduce updates and revisions to our products, which may include changes to raw materials and components, and can impact our product costs. Given our limited experience with warranty costs, our estimated future warranty expenses may affect our gross margins.

Our global supply chain has experienced notable component shortages, extended lead times, cost fluctuations, and logistical constraints, all of which have affected our product costs. Although we anticipate these supply chain obstacles to ease in 2023, we acknowledge that future supplier shortages, quality problems, and logistics delays could impact our production schedules and have a material negative impact on our financial condition, results of operation, and cash flows.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense decreased significantly by $3.9 million during Fiscal 2022 when compared to Fiscal 2021 due to cost containment efforts.

Share-based compensation costs allocated to SG&A decreased to $2.7 million compared to $4.6 million for the comparable prior year. This $1.9 million decrease resulted primarily from changes in management, one-time costs in the prior year period, and changes in the stock price.

Salaries and burden costs of $6.5 million for Fiscal 2022 was an increase of $951 thousand or a 17% increase due to higher bonus accrual as a result of meeting full year targets, and one-time recruiting expenses associated with changes in management. During Fiscal 2022, as compared to the prior year, we incurred reduced advertising and promotions costs (including product promotion costs) of $769 thousand, increased professional fees of $377 thousand, and reduced consulting and contract services fees of $905 thousand. We expect expenditures for SG&A expenses in 2023 to remain in line with 2022 despite expected revenue growth.

Advertising and promotion costs were $1.1 million for during Fiscal 2022 or a decrease of $0.8 million as compared to $1.9 Million during Fiscal 2021. The changes in advertising costs were related to reductions in consultants and other cost containment efforts.

Research and Development Expense

Research and development expense decreased by $1.1 million for Fiscal 2022, when compared to Fiscal 2021. We incurred a $257 thousand period over period decrease in share-based compensation expense allocated to research and development expense as a result of cost containment efforts and changes in personnel. Outside consulting costs decreased by $847 thousand and prototype related costs decreased by $2 thousand for Fiscal 2022, primarily due to reduced costs related to finalizing the BolaWrap 150 product.

Operating Loss

Loss from operations during Fiscal 2022 of $17.6 million was a reduction of $6.8 million when compared to Fiscal 2021, reflecting increased margin and the focus on reducing operating costs and implementation of our strategic roadmap.

Liquidity and Capital Resources

Overview

We have experienced net losses and negative cash flows from operations since our inception. As of December 31, 2022, we had cash and cash equivalents of $5.3 million, short-term investments of  $13.9 million, positive working capital of $23.7 million and had sustained cumulative losses attributable to stockholders of $67.4 million. We believe that our cash on hand and short-term investments will sustain our operations for at least the next twelve months.

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

Our future capital requirements, cash flows and results of operations could be affected by, and will depend on, many factors, some of which are currently unknown to us, including, among other things:

●	The speed at which BolaWrap is accepted to be on every officer and the speed at which departments move from small deployments to all field officers;
●	The speed of new sales being booked and the success of our marketing efforts;
●	Decisions regarding staffing, development, production, marketing, and other functions;

●	The timing and extent of market acceptance of our products;

●	Costs, timing and outcome of planned production and required customer and regulatory compliance of our products;

●	Costs of preparing, filing and prosecuting our patent applications and defending any future intellectual property-related claims;

●	Costs and timing of additional product development;

●	Costs, timing and outcome of any future warranty claims or litigation against us associated with any of our products;

●	Ability to collect accounts receivable; and

●	Timing and costs associated with any new financing.

Principal factors that could affect our ability to obtain cash from external sources including from exercise of outstanding warrants and options include:

●	Volatility in the capital markets; and

●	Market price and trading volume of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Cash Flow

Operating Activities

During Fiscal 2022, net cash used in operating activities was $14.6 million. The net loss of $17.6 million was decreased by non-cash expense of $4.4 million consisting primarily of share-based compensation expense of $3.2 million. Other major component changes using operating cash included an increase of $2.4 million in inventories and a net increase in accounts payable and accrued liabilities of $250 thousand. A decrease in accounts receivable of $957 thousand increased the cash used in operating activities.

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

Investing Activities

During Fiscal 2022, we used $30.5 million of cash to purchase short-term investments and we had proceeds from maturities of short-term investments of $46.6 million.

During Fiscal 2021, we used $55 million of cash to purchase short-term investments and had proceeds from maturities of short-term investments of $50 million.

We used $256 thousand and $995 thousand of cash for the purchase of property and equipment during Fiscal 2022 and Fiscal 2021, respectively. We invested $173 thousand and $187 thousand in patents during Fiscal 2022 and Fiscal 2021, respectively.

Financing Activities

During Fiscal 2022, we received $83 thousand in proceeds from the exercise of previously issued stock options.

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

Pursuant to the Professional Services and Technology Acquisition Agreement (the “Agreement”) entered into with Lumeto, Inc. and Spatial Industries Group, Inc. (collectively, “Service Provider”), which Agreement provides that the Service Provider will provide to the Company certain technology, services, and perpetual licenses for use within the Company’s Wrap Reality virtual simulation training platform (the “Technology, Services, and License”), we are obligated to pay to the Service Provider (a) a cash payment upon the execution of the Agreement of $700,000, (b) a cash payment of $125,000 upon the completion of certain project delivery milestones expected in Q1, and (c) a cash payment of $125,000 upon the completion and delivery of the final Technology, Services, and License which is expected in Q2.

In January 2022 we extended our facility lease for three years through July 2025 and we are committed to aggregate lease payments on the lease of $121 thousand in 2023, $126 thousand in 2024 and $75 thousand in 2025.

At December 31, 2022 we were committed for approximately $3.6 million for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

Effects of Inflation

In 2022 we had increased in labor and materials due to inflation. We believe in 2023 that low unemployment and higher salaries will create higher payroll costs and increased operating expenses in the business. We have seen increases from multiple suppliers for materials as well as labor.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2022, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022 and, based on this evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2022, based on the framework and criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2023 (the “Proxy Statement”), which must be filed no later than 120 days after the close of the fiscal year ended December 31, 2022, pursuant to Regulation 14A.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the SEC on or before May 1, 2023.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the SEC on or before May 1, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission on or before May 1, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the SEC on or before May 1, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be incorporated by reference from the Company’s definitive proxy statement, to be filed with the SEC on or before May 1, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as a part of this report:
	(1)	Index to Financial Statements
		Report of Independent Registered Public Accounting Firm (PCAOB ID: 89)	F-2
		Balance Sheets as of December 31, 2022 and 2021	F-3
		Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2022 and 2021	F-4
		Statements of Stockholders’ Equity for the Years Ended December 31, 2022 and 2021	F-5
		Statements of Cash Flows for the Years Ended December 31, 2022 and 2021	F-6
		Notes to Financial Statements	F-7

	(2)	Financial Statement Schedules
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

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, filed on April 17, 2017.
3.2	Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, filed on April 17, 2017.
3.3	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed on February 10, 2023.
4.1	Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1, filed on May 30, 2017.
4.2	Form of Investor Warrant, dated October 30, 2018. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on November 5, 2018.
4.3	Form of Placement Agent Warrant, dated October 30, 2018. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on November 5, 2018.
4.4	Form of Investor Warrant, dated June 18, 2019. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on June 18, 2019.
4.5	Form of Offering Agent Warrant, dated June 18, 2019. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on June 18, 2019.
4.6	Form of Warrant Agreement. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on June 2, 2020.
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

10.6

Engagement Letter by and between Wrap Technologies, Inc., Dinosaur Financial Group, LLC and Katalyst Securities LLC, dated June 12, 2019. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on June 18, 2019.

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

10.18	Amendment No. 3 to the Wrap Technologies, Inc. 2017 Equity Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8, filed on November 5, 2021.
10.19	Separation Agreement between the Company and Mr. Smith, dated January 24, 2022. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on January 26, 2022.
10.20	Consulting Agreement between the Company and LWV Consulting, LLC, dated January 24, 2022. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on January 26, 2022.
10.21	Consulting Agreement between the Company and LRHIRSH, LLC, dated January 24, 2022. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on January 26, 2022.
10.22	Employment Agreement between Wrap Technologies, Inc. and TJ Kennedy, dated April 13, 2022. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 19, 2022.
10.23	Employment Agreement between Wrap Technologies, Inc. and Kevin Mullins, dated April 13, 2022. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on April 19, 2022.
10.24

Letter Agreement by and between Wrap Technologies, Inc. and Chris DeAlmeida, executed July 20, 2022. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on July 25, 2022.

10.25

Transition Agreement and Release of Claims, dated July 24, 2022, by and between Wrap Technologies, Inc. and James Barnes. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on July 25, 2022.

10.26

Professional Services and Technology Acquisition Agreement, dated November 22, 2022, by and between Wrap Technologies, Inc., Lumeto, Inc. and Spatial Industries Group, Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on November 29, 2022.

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
32.1

Certifications pursuant to 18 USC. Section 1350. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.*

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

WRAP TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Wrap Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wrap Technologies, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2016.

Somerset, New Jersey

March 2, 2023

Wrap Technologies, Inc.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$5,330	$4,937
Short-term investments	13,949	29,983
Accounts receivable and contract assets, net	2,830	3,859
Inventories, net	3,975	1,566
Prepaid expenses and other current assets	775	868
Total current assets	26,859	41,213
Property and equipment, net	758	976
Operating lease right-of-use asset, net	285	51
Intangible assets, net	2,569	1,982
Other assets	100	9
Total assets	$30,571	$44,231

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,419	$1,779
Accrued liabilities	1,463	824
Customer deposits	-	43
Deferred revenue- short term	166	155
Operating lease liability - short term	108	56
Total current liabilities	3,156	2,857

Long-term liabilities:
Deferred revenue- long term	167	110
Operating lease liability - long term	193	-
Total long-term liabilities	360	110
Total liabilities	3,516	2,967

Commitments and contingencies (Note 9 and 14)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; none issued and outstanding	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 41,175,993 and 40,851,945 shares issued and outstanding each period, respectively	4	4
Additional paid-in capital	94,333	91,025
Accumulated deficit	(67,376)	(49,759)
Accumulated other comprehensive loss	94	(6)
Total stockholders' equity	27,055	41,264
Total liabilities and stockholders' equity	$30,571	$44,231

See accompanying notes to consolidated financial statements.

Wrap Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Revenues:
Product sales	$7,481	$7,381
Other revenue	568	348
Total revenues	8,049	7,729
Cost of revenues
Products and services	4,315	4,987
Product line exit expense	-	747
Total cost of revenues	4,315	5,734
Gross profit	3,734	1,995

Operating expenses:
Selling, general and administrative	16,386	20,276
Research and development	5,078	6,214
Total operating expenses	21,464	26,490
Loss from operations	(17,730)	(24,495)

Other income (expense):
Investment income	52	31
Other	61	15
	113	46
Net loss	$(17,617)	$(24,449)

Net loss per basic and diluted common share	$(0.43)	$(0.62)
Weighted average common shares used to compute net loss per basic and diluted common share	41,174,812	39,281,620

Comprehensive loss:
Net loss	$(17,617)	$(24,449)
Net unrealized gain (loss) on short-term investments	100	(21)
Comprehensive loss	$(17,517)	$(24,470)

See accompanying notes to consolidated financial statements.

Wrap Technologies, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at January 1, 2021	37,554,162	$4	$71,705	$(25,310)	$15	$46,414
Common shares issued upon exercise of warrants at $6.50 per share	1,661,320	-	10,798	-	-	10,798
Common shares issued upon exercise of warrants at $8.125 per share	153,692	-	1,249	-	-	1,249
Common shares issued upon exercise of stock options	915,404	-	1,678	-	-	1,678
Common shares issued upon vesting of restricted stock units	524,491	-	-	-	-	-
Common shares issued for services	42,876	-	239	-	-	239
Share-based compensation expense	-	-	5,356	-	-	5,356
Net unrealized loss on short-term investments	-	-	-	-	(21)	(21)
Net loss for the period	-	-	-	(24,449)	-	(24,449)
Balance at December 31, 2021	40,851,945	$4	$91,025	$(49,759)	$(6)	$41,264

Common shares issued upon exercise of stock options	55,500	-	83	-	-	83
Share-based compensation expense	-	-	3,225	-	-	3,225
Common shares issued upon vesting of restricted stock units	268,548	-	-	-	-	-
Net unrealized gain on short-term investments	-	-	-	-	100	100
Net loss for the period	-	-	-	(17,617)	-	(17,617)
Balance at December 31, 2022	41,175,993	$4	$94,333	$(67,376)	$94	$27,055

See accompanying notes to consolidated financial statements.

Wrap Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(17,617)	$(24,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	762	478
Share-based compensation	3,225	5,356
Common shares issued for services	-	239
Product line exit expense	-	747
Gain on sale of assets	-	(27)
Warranty provision	210	10
Software impairment charge	-	170
Change in contingent liability	-	(23)
Non-cash lease expense	101	88
Provision for doubtful accounts	72	123
Changes in assets and liabilities:
Accounts receivable	957	(2,111)
Inventories	(2,410)	559
Prepaid expenses and other current assets	93	(109)
Accounts payable	(360)	546
Operating lease liability	(91)	(94)
Customer deposits	(43)	41
Accrued liabilities and other	611	(54)
Warranty settlement	(181)	38
Deferred revenue	68	249
Net cash used in operating activities	(14,603)	(18,223)

Cash Flows From Investing Activities:
Purchase of short-term investments	(30,466)	(55,014)
Proceeds from maturities of short-term investments	46,600	50,005
Capital expenditures for property and equipment	(256)	(995)
Investment in patents and trademarks	(173)	(187)
Purchase of intangible assets	(700)	(750)
Proceeds from long-term deposits	(92)	4
Net cash provided by (used in) investing activities	14,913	(6,937)

Cash Flows From Financing Activities:
Proceeds from exercise of warrants	-	12,047
Proceeds from exercise of stock options	83	1,678
Repayment of debt	-	(275)
Net cash provided by financing activities	83	13,450

Net (decrease) increase in cash and cash equivalents	393	(11,710)
Cash and cash equivalents, beginning of period	4,937	16,647
Cash and cash equivalents, end of period	$5,330	$4,937

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Change in unrealized gain on short-term investments	$100	$(21)
Right-of-use asset and liability recorded during period	$234	$-

See accompanying notes to consolidated financial statements.

Wrap Technologies, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share and share amounts)

1.          ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Wrap Technologies, Inc., a Delaware corporation (the “Company”, “we”, “us”, and “our”), is a publicly traded company with our Common Stock, par value $0.0001 per share (“Common Stock”), listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “WRAP”. The Company is a developer and supplier of public safety products and training services for law enforcement and security personnel. The Company’s primary product is the BolaWrap® remote restraint device. The principal markets for the Company’s proprietary products and services are in North and South America, Europe, the Middle East and Asia.

Principles of Consolidation

The Company has one wholly owned subsidiary, Wrap Reality, Inc. formed in December 2020 that sells a virtual reality (“VR”) training system primarily targeting law enforcement agencies. The consolidated financial statements include the accounts of this subsidiary after elimination of intercompany transactions and accounts.

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the US of America (“US GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the US of America requires management to make estimates and assumptions (e.g., share-based compensation valuation, allowance for doubtful accounts, valuation of inventory and intangible assets, warranty reserve, accrued costs, valuation allowance related to deferred tax assets and recognition and measurement of contingencies) that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Concentrations of Risk

Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consisted primarily of cash, cash equivalents, US treasury bills and accounts receivable from customers. The Company maintains its cash and cash equivalent deposits at two domestic financial institutions. The Company is exposed to credit risk in the event of default by a financial institution to the extent that cash and cash equivalents are in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company places its cash and cash equivalents with high-credit quality financial institutions and are managed within established guidelines to mitigate risks. To date, the Company has not experienced any losses on its cash and cash equivalents.

Concentrations of Accounts Receivable and Revenue – The Company has a limited number of domestic and international customers. The Company may experience concentrations in both accounts receivable and revenue due to the timing of sales and collections of related payments (see Note 17).

Concentration of Suppliers – The Company assembles its BolaWrap products in-house using components and subassemblies from a limited number of suppliers and contract suppliers. In particular, a single supplier is currently the sole manufacturer of the BolaWrap battery assembly, and another single supplier is the sole manufacturer of the propulsion component for BolaWrap cassettes. Other parts are solely sourced from other suppliers. If supplier shortages or logistic delays occur, or quality problems arise, production schedules could be significantly delayed or costs significantly increased, which could in turn have a material adverse effect on the Company’s financial condition, results of operation and cash flows.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in Money Market Funds and US (“US”) Treasury bills and are stated at fair value.

Short-Term Investments

The Company’s short-term investments consist of US Treasury bills with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date. As of December 31, 2021, all of the Company’s short-term investments were classified as available-for-sale and are carried at estimated fair value with any unrealized gains and losses, unrelated to credit loss factors, included in other comprehensive income in our consolidated statements of stockholders’ equity.

Share-Based Compensation

The Company follows the fair value recognition provisions issued by the FASB in ASC Topic 718, Stock Compensation (“ASC 718”) and has adopted Accounting Standards Update (“ASU”) 2018-07 for share-based transactions with non-employees. Share-based compensation expense recognized during 2022 and 2021 includes stock option and restricted stock unit compensation expense. The grant date fair value of stock options is determined using the Black-Scholes option-pricing model. The grant date is the date at which an employer and employee or non-employee reach a mutual understanding of the key terms and conditions of a share-based payment award and approved by the Company’s Board of Directors. The Black-Scholes option-pricing model requires inputs including the market price of the Company’s Common Stock on the date of grant, the term that the stock options are expected to be outstanding, the implied stock volatilities of several publicly traded peers over the expected term of stock options, risk-free interest rate and expected dividend. Each of these inputs is subjective and generally requires significant judgment to determine. The grant date fair value of restricted stock units is based upon the market price of the Company’s Common Stock on the date of the grant. We determine the amount of share-based compensation expense based on awards that we ultimately expect to vest and account for forfeitures as they occur. The fair value of share-based compensation is amortized to compensation expense over the vesting term.

Loss per Share

Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per common share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential Common Stock instruments outstanding to be antidilutive. Stock options and restricted stock units exercisable or issuable for a total of 6,413,546 and 5,596,853 shares of Common Stock were outstanding at December 31, 2022 and 2021, respectively. These securities are not included in the computation of diluted net loss per common share for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

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

At December 31, 2022 and 2021, the Company had an allowance for credit losses related to accounts receivable of $205 and $134, respectively. If a major customer’s creditworthiness deteriorates, or actual defaults exceed our historical experience, such estimates could change and impact our future reported financial results.

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

At December 31, 2022 and 2021 the Company had no reserve for obsolescence.

Property, Equipment and Depreciation

Property and equipment is stated at cost. Depreciation on property and equipment is computed over the estimated useful lives of three years using the straight-line method. On any retirement or disposition of property and equipment, the related cost and accumulated depreciation or amortization is removed, and a gain or loss recorded.

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

Intangible Assets

Intangible assets consist of (a) capitalized legal fees and filing costs related to obtaining patents and trademarks, (b) tradenames and software, (c) purchased software, and (d) the purchase cost of indefinite-lived website domains. The estimated useful lives of identifiable intangible assets with definite useful lives have been estimated to be between one and twenty years. Purchased website domain costs with an indefinite useful life are not subject to amortization, but are subject to an annual impairment test, by comparing their carrying amount with their corresponding fair value. For any given intangible asset with an indefinite useful life, if its fair value exceeds its carrying amount no impairment loss shall be recognized.

The carrying value of intangibles is periodically reviewed and impairments, if any, are recognized when the future undiscounted cash flows realized from the assets is less than its carrying value.

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. The Company did not recognize any other impairment loss during the years ended December 31, 2022 and 2021.

Classification and Valuation of Warrants

The Company accounts for warrants as either equity or liabilities based upon the characteristics and provisions of each particular instrument. Warrants valued and classified as equity are recorded as additional paid-in capital based on the issue date fair value and no further adjustment to valuation is made. As of December 31, 2022, the Company has no warrants or other derivative financial instruments that require separate accounting as liabilities and periodic revaluation.

Advertising and Promotion Costs

Advertising costs are charged to expense as incurred and were $426 and $145 for the years ended December 31, 2022 and 2021, respectively. The Company also incurred product promotion costs for demonstration products delivered to prospective customers of $688 and $924 for the years ended December 31, 2022 and 2021, respectively. Advertising and promotion costs are included in selling, general and administrative expenses in the accompanying statements of operations.

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

Revenue Recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers on January 1, 2018. The Company enters into contracts that include various combinations of products, accessories, software and services, each of which are generally distinct and are accounted for as separate performance obligations. Product sales include BolaWrap products and accessories. Other revenue includes VR revenues, service, training and shipping revenues.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenues. Shipping and handling costs invoiced to customers are included in revenue. Actual shipping and handling costs were $296 and $167 for the years ended December 31, 2022 and 2021, respectively. Actual revenues from shipping and handling were $109 and $88 for the years ended December 31, 2022 and 2021, respectively.

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

The $747 of exit costs were recorded as a component of cost of revenues. There was no such expense recorded during the year ended December 31, 2022. Development and start-up expense of new products are expensed as incurred except for capitalized equipment and tooling.

Warranty Reserves

The Company warrants its products and accessories to be free from defects in materials and workmanship for a period of one year from the date of purchase. The warranty is generally limited. The Company currently provides direct warranty service. International market warranties are generally similar to the US market.

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenues are recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. The warranty reserve was $125 and $96 at December 31, 2022 and 2021. Actual warranty costs could differ from estimates.

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

Income Taxes

No income tax expense was recorded for the periods ended December 31, 2022 and 2021 due to losses incurred. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.

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

2.          REVENUE AND PRODUCT COSTS

Revenues consist of product revenue and other revenue. Product sales include BolaWrap products and accessories. Other revenue includes VR revenues, service, training and shipping revenues.

The table below details the activity in our contract liabilities during the year ended December 31, 2022.

	Customer	Deferred
	Deposits	Revenue
Balance at January 1, 2022	$43	$265
Additions, net	-	301
Transfer to revenue	(43)	(233)
Balance at December 31, 2022	$-	$333
Current portion	$-	$166
Long-term portion	$-	$167

At December 31, 2022, the Company’s deferred revenue of $333 thousand of deferred revenue at December 31, 2022, of which $198 thousand related to VR, $11 thousand was related to training and $124 thousand related to BolaWrap extended warranties and services. At December 31, 2021, the Company’s deferred revenue of $265 consisted of $172 related to VR training and $67 related to extended warranties and services.

The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the recognition timing of the revenue for any such underlying performance obligations. The Company had no such assets at December 31, 2022 and 2021. The Company will apply the practical expedient to expense any sales commissions related to performance obligations with an amortization of one year or less when incurred within selling, general and administrative expense.

3.          ASSET ACQUISITION

On November 22, 2022, Wrap Technologies, Inc. (the “Company”), entered into a Professional Services and Technology Acquisition Agreement (the “Agreement”) with Lumeto, Inc. and Spatial Industries Group, Inc. (collectively, “Service Provider”), pursuant to which Service Provider will provide to the Company certain technology, services, and perpetual licenses for use within the Company’s Wrap Reality virtual simulation training platform (the “Technology, Services, and License”), in exchange for (a) a cash payment upon the execution of the Agreement of $700, (b) a cash payment of $125 upon the completion of certain project delivery deadlines, with such delivery deadline projected to be on February 13, 2023, and (c) a cash payment of $125 upon the completion and delivery of the final Technology, Services, and License. Among other things, the Company expects to realize the benefit of an upgraded cloud virtual reality platform as well as capabilities and resources to support its growth of law enforcement and corrections virtual reality training modules and enhanced capabilities. Identified intangible assets associated with this acquisition included software of $700. The useful life of the software is 3 years. There is no assumed residual value for the software.

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

The Company’s cash equivalent Money Market Funds and short-term investments consisting of US Treasury bill securities are classified as Level 1 because they are valued using quoted market prices.

The following table shows the Company’s cash and cash equivalents, Money Market Funds and short-term investments by significant investment category as of December 31, 2022 and 2021.

	As of December 31, 2022
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$3,004	$-	$-	$3,004
US Treasury securities in short-term investments	9,849	100	-	9,949
Certificate of Deposits	4,000	-	-	4,000
Total Financial Assets	$16,853	$100	$-	$16,953

	As of December 31, 2021
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$1,670	$-	$-	$1,670
US Treasury securities in short-term investments	29,989	-	(6)	29,983
Total Financial Assets	$31,659	$-	$(6)	$31,653

Unrealized gains or losses resulting from our short-term investments are recorded in accumulated other comprehensive gain or loss. During the year ended December 31, 2022 and 2021, $100 and $(21) was recorded to accumulated other comprehensive loss and gain, respectively.

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

5.          INVENTORIES, NET

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. Inventories consisted of the following:

	December 31,
	2022	2021
Finished goods	$2,293	$1,027
Work in process	-	2
Raw materials	1,682	537
Inventories - net	$3,975	$1,566

As part of product line exit costs end of life raw material costs aggregating $621 were written off during the year ended December 31, 2021.

6.          PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,
	2022	2021
Production and lab equipment	$513	$500
Tooling	448	273
Computer equipment	531	467
Furniture, fixtures and improvements	181	176
	1,673	1,416
Accumulated depreciation	(915)	(440)
Property and equipment, net	$758	$976

Depreciation expense was $475 and $297 for the years ended December 31, 2022 and 2021, respectively. As part of product line exit costs unamortized production tooling costs of $106 were written off in the second quarter of 2021.

7.          INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	December 31,
	2022	2021
Amortizable intangible assets:
Patents	$575	$416
Trademarks	150	134
Purchased software	1,962	1,212
Other	-	50
	2,687	1,812
Accumulated amortization	(462)	(174)
Total amortizable	2,225	1,638
Indefinite life assets (non-amortizable)	344	344
Total intangible assets, net	$2,569	$1,982

Amortization expense was $287 and $182 for the years ended December 31, 2022 and 2021, respectively. An additional impairment charge of $170 for purchased software was recorded in the second quarter of 2021.

At December 31, 2022, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following:

2023	$498
2024	518
2025	513
2026	212
2027	42
Thereafter	442
Total estimated amortization expense	$2,225

8.          ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $127 and $228 due to related party Syzygy Licensing, LLC (“Syzygy”) as of December 31, 2022 and 2021, respectively.

Accrued liabilities consist of the following:

	December 31,
	2022	2021
Patent and legal costs	$135	$28
Accrued compensation	1,100	628
Warranty costs	125	96
Taxes and other	103	72
	$1,463	$824

Accrued compensation includes $1,022 and $305 in employee bonuses and commissions payable at December 31, 2022 and 2021, respectively.

Changes in our estimated product warranty costs were as follows:

	Year Ended December 31,
	2022	2021
Balance, beginning of period	$96	$48
Warranty settlements	(181)	(62)
Warranty provision	210	110
Balance, end of period	$125	$96

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

For leases beginning on or after January 1, 2019, lease components are accounted for separately from non-lease components for all asset classes. On January 21, 2022, the Company’s lease was amended to extend the expiration date to July 31, 2025. Upon execution of the amendment, which was deemed a lease modification, the Company reassessed the lease liability using the discount rate determined at the modification date and recorded an additional ROU asset for the same amount. The Company’s lease contains renewal provisions and escalating rental clauses and generally requires the Company to pay utilities, insurance, taxes and other operating expenses. The renewal provisions of the existing lease agreement were not included in the determination of the operating lease liabilities and the ROU assets. The Company also reassessed the lease classification and concluded that the lease continues to be an operating lease.

Amortization of ROU operating lease assets was $101 and $88 for the years ended December 31, 2022 and 2021, respectively.

Operating lease expense for capitalized operating leases included in operating activities was $118 and $95 for the years ended December 31, 2022 and 2021, respectively. Operating lease obligations recorded on the balance sheet at December 31, 2022 are:

Operating lease liability- short term	$108
Operating lease liability - long term	193
Total Operating Lease Liability	$301

Future lease payments included in the measurement of lease liabilities on the balance sheet at December 31, 2022 for future periods are as follows:

2023	$121
2024	126
2025	75
Total future minimum lease payments	322
Less imputed interest	(21)
Total	$301

The weighted average remaining lease term is 2.58 years, and the weighted average discount rate is 5.0%.

Certain leases contain provisions for payment of real estate taxes, insurance and maintenance costs by the Company. These expenses are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. The Company had $39 and $29 variable lease expenses during year ended December 31, 2022 or 2021.

The Company had $11 and $0 short-term lease expense during year ended December 31, 2022, or 2021. The Company does not have any finance leases.

10.          DEBT

The Company’s debt at December 31, 2022 and 2021 included operating lease liabilities (see Note 9). The Company’s debt at December 31, 2021 also included business acquisition liabilities.

11.          STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 150,000,000 shares of Common Stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”).

During the year ended December 31, 2021, the Company received proceeds of $12,047 from the exercise of 1,815,012 warrants. At December 31, 2021 the Company had outstanding Common Stock purchase warrants exercisable for 1,391,667 shares that expired on June 1, 2022, and had no purchase warrants outstanding at December 31, 2022.

12.          SHARE-BASED COMPENSATION

On March 31, 2017, the Company adopted, and the stockholders approved, the 2017 Stock Incentive Plan (the “Plan”) authorizing 2,000,000 shares of Common Stock for issuance as awards to employees, directors or consultants. In May 2019, the stockholders ratified an increase in the Plan authorizing an additional 2,100,000 shares of Common Stock, in June 2020 ratified an additional 1,900,000 shares of Common Stock, in June 2021 ratified an additional 1,500,000 shares of Common Stock and in June 2022 ratified an additional 1,500,000 shares of Common Stock, for a total of 9,000,000 shares subject to the Plan. At December 31, 2022, there were 1,556,291 shares of Common Stock remaining available for grant under the Plan.

The Company generally recognizes share-based compensation expense on the grant date and over the period of vesting or period that services will be provided. In January 2022 the Company recognized severance acceleration of $242 of share-based compensation expense resulting from the resignation of the Company’s Chief Executive Officer as part of a management transition plan.

The following table summarizes stock option activity for the year ended December 31, 2022:

		Weighted Average
	Options on		Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding January 1, 2022	3,935,883	$5.24	4.79
Granted	4,153,885	$3.64
Exercised	(55,500)	$1.50
Forfeited, cancelled, expired	(2,542,869)	$5.79
Outstanding December 31, 2022	5,491,399	$3.72	5.96	$92
Exercisable December 31, 2022	2,465,110	$4.55	2.13	$92

At December 31, 2022, there were 3,877,169 service-based stock options outstanding, and 1,614,230 performance-based stock options outstanding, which performance-based stock options were granted in April 2022 to the Company’s Chief Executive Officer and President, subject to future market capitalization targets. 1,049,145 of the 4,153,885 stock options granted included in the table above were granted in April 2022 outside the Plan as an employment inducement grant but are subject to the terms and conditions of the Plan.

The Company uses the Black-Scholes option pricing model to determine the fair value of service-based options granted. The following table summarizes the assumptions used to compute the fair value of options granted to employees and non-employees:

	For the Year Ended
	December 31,
	2022	2021
Expected stock price volatility	49%	50%
Risk-free interest rate	2.47%	0.90%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%
Expected life of options - years	5.96	5.74
Weighted-average fair value of options granted	$0.88	$2.57

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

The risk-free interest rate assumption is based upon observed interest rates on zero coupon US Treasury bonds whose maturity period is appropriate for the term of the options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company calculates the expected life of the options using the Simplified Method for the employee stock options as the Company does not have sufficient historical exercise data.

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

Stock option expense was $1,770 and $2,608 for the years ended December 31, 2022 and 2021, respectively.

The following table summarizes information about stock options outstanding at December 31, 2022:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$1.50 –2.27	820,750	0.39	$1.62	481,750	$1.50
$2.55 –3.83	876,409	0.87	$2.92	35,000	$3.61
$3.85 –5.78	2,050,010	2.19	$5.24	1,869,613	$5.28
$5.88 –8.82	130,000	6.25	$6.42	78,747	$6.36

Restricted Stock Units

The Plan provides for the grant of restricted stock units (“RSUs”). RSUs are settled in shares of the Company’s Common Stock as the RSUs become vested. The following table summarizes RSU activity for the years ended December 31, 2022 and 2021:

		Weighted Average	Weighted Average
	Service-Based	Grant Date	Vesting
	RSU's	Fair Value	Period (Years)
Unvested at January 1, 2021	428,006	$6.13	2.3
Granted - service based	398,662	$5.59
Vested	(524,491)	$5.55
Forfeited and cancelled	(32,874)	$6.10
Unvested at December 31, 2021	269,303	$6.47	2.0
Granted - service based	988,850	$2.49
Vested	(268,548)	$4.13
Forfeited and cancelled	(67,273)	$6.45
Unvested at December 31, 2022	922,057	$2.88	2.11

A total of 175,173 RSUs included in the table above were granted in April 2022 outside the Plan as an employment inducement grant but are subject to the terms and conditions of the Plan.

RSU expense was $1,455 and $2,748 for the years ended December 31, 2022 and 2021, respectively.

Share-Based Compensation Expense

The Company recorded share-based compensation in its statements of operations for the relevant periods for options and RSUs as follows:

	For the Year Ended
	December 31,
	2022	2021
Selling, general and administrative	$2,684	$4,558
Research and development	541	798
Total share-based expense	$3,225	$5,356

As of December 31, 2022, total estimated compensation cost of stock options granted and outstanding but not yet vested was $3,327 which is expected to be recognized over the weighted average period of 3.38 years. As of December 31, 2022, total estimated compensation cost of RSUs granted and outstanding but not yet vested was $1,900 which is expected to be recognized over the weighted average period of 2.11 years.

13.         DEFINED CONTRIBUTION PLAN

The Company has a defined contribution savings plan for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. This plan was formed on January 1, 2022. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company’s contributions for the year ended December 31, 2022 was $0 respectively.

14.          COMMITMENTS AND CONTINGENCIES

Facility Lease

See Note 9.

Related Party Technology License Agreement

The Company is obligated to pay royalties and development and patent costs pursuant to an exclusive Amended and Restated Intellectual Property License Agreement dated as of September 30, 2016, with Syzygy, a company owned and controlled by stockholder/consultant Mr. Elwood Norris and stockholder/consultant Mr. James Barnes. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000 in royalties or until September 30, 2026, whichever occurs earlier The Company recorded $274 and $278 for royalties incurred during the years ended December 31, 2022 and 2021, respectively. Maximum payout still available under this arrangement is $280.

Service Provider Agreement

Pursuant to the Professional Services and Technology Acquisition Agreement (the “Agreement”) entered into with Lumeto, Inc. and Spatial Industries Group, Inc. (collectively, “Service Provider”), which Agreement provides that the Service Provider will provide to the Company certain technology, services, and perpetual licenses for use within the Company’s Wrap Reality virtual simulation training platform (the “Technology, Services, and License”), we are obligated to pay to the Service Provider (a) a cash payment upon the execution of the Agreement of $700, (b) a cash payment of $125 upon the completion of certain project delivery milestones expected in Q1and (c) a cash payment of $125 upon the final completion and delivery of the final Technology, Services, and License in Q2.

Purchase Commitments

At December 31, 2022 the Company was committed for approximately $3,626 for future component deliveries that are generally subject to modification or rescheduling in the normal course of business.

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

Litigation

Securities Litigation

On November 15, 2021, the Hon. Dolly M. Gee of the US District Court for the Central District of California (the “Court”) granted the motion to dismiss filed by the Company, David Norris (“Norris”), James A. Barnes (“Barnes”), Thomas Smith (“Smith”), Mike Rothans (“Rothans”) and Marc Thomas (“Thomas”) (collectively, “Defendants”) in the action captioned In re Wrap Technologies, Inc. Securities Exchange Act Litigation (the “Securities Action”). The Court granted Defendants’ motion on the grounds that the complaint failed to identify any statement by Defendants that was either false or made with scienter. Concurrently, the Court granted Plaintiff leave to file a second amended complaint on or before December 6, 2021, noting that a failure to file a second amended complaint by that date would result in dismissal of the Securities Action with prejudice. On December 20, 2021, following Plaintiff’s failure to file a second amended complaint, the Court dismissed the Securities Action with prejudice.

Shareholder Derivative Litigation

On November 13, 2020, Naresh Rammohan filed a shareholder derivative action in the US District Court for the Central District of California against current and former Company officers as well as current and former Company directors alleging unjust enrichment, breach of fiduciary duty, waste of corporate assets, and contribution claims under the Securities Exchange Act of 1934, docketed as Case No. 2:20-cv-10444-DMG-PVCx. The derivative action was dismissed with prejudice by stipulation of the parties on May 3, 2022.

15.          RELATED PARTY TRANSACTIONS

Commencing in October 2017 the Company began reimbursing Mr. Elwood Norris, a former officer and current stockholder and consultant of the Company, $1.5 per month on a month-to-month basis for laboratory facility expense, for an aggregate of $18 during the years months ended December 31, 2022, and 2021, respectively. Mr. Norris retired as the Company’s Chief Technology Officer effective June 30, 2021 and commencing July 1 was engaged as a month-to-month consultant. A greater than 10% stockholder, Mr. Norris was paid a monthly fee of $7.5 per month for aggregate consulting payments of $90 for the period ended December 31, 2022, and $45 for the six-month period ended December 31, 2021.

See Notes 8 and 14 for additional information on related party transactions and obligations.

16.          INCOME TAXES

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

The Company did not provide any current or deferred US federal income tax provision or benefit for the periods presented because of operating losses since inception. As of December 31, 2022, the Company has federal net operating loss carryforwards of approximately $51,774 to reduce future taxable income. Approximately $703 will expire in 2037 with the balance having an indefinite carryforward period. Certain changes in stock ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. As of December 31, 2022, management has not determined the extent of any such limitations, if any. The Company is subject to taxation in the US and various state jurisdictions. All the Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions due to the generation of net operating losses and credit carryforwards.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the periods ended December 31, 2022, and 2021 applicable under FASB ASC 740. The Company did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

The provision for (benefit from) income taxes consist of the following:

	Year Ended December 31,
	2022	2021
Current tax benefit	$-	$-
Deferred tax benefit	3,756	6,409
Change in valuation allowance	(3,756)	(6,409)
Income tax benefit (provision)	$-	$-

A reconciliation of the provision for income taxes at the federal statutory rate of 21% to the Company’s provision for income tax is as follows:

	Year Ended December 31,
	2022	2021
Income taxes benefit computed at federal statutory rate	$3,700	$5,139
State income taxes, net of federal effect	345	480
Permanent differences and other	(289)	790
Change in valuation allowance	(3,756)	(6,409)
Income tax benefit (provision)	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$14,898	$11,773
Research tax credits	65	60
Stock compensation	1,216	847
Accruals and other	324	211
	16,503	12,891
Deferred tax liabilities:
Depreciation and other	534	678
	534	678
Net deferred tax assets	15,969	12,213
Less valuation allowance	(15,969)	(12,213)
Net deferred taxes after valuation allowance	$-	$-

In accordance with ASU 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, the Company recognizes windfall tax benefits associated with the exercise of stock options as a component of tax expense (rather than equity). Accordingly, our federal and state operating loss carryforwards include net windfall tax deductions from stock option exercises and RSU vesting of approximately $(597) and $3,168 during the years ended December 31, 2022 and 2021, respectively.

17.          MAJOR CUSTOMERS AND RELATED INFORMATION

Major Customers

For the year ended December 31, 2022, revenues from two distributors accounted for approximately 36% and 25% of revenues with no other single customer accounting for more than 10% of total revenues. Accounts receivable from one distributor accounted for 70% of net accounts receivable at December 31, 2022.

For the year ended December 31, 2021, revenues from three distributors accounted for approximately 26%, 19% and 17% of revenues with no other single customer accounting for more than 10% of total revenues. Accounts receivable from three distributors accounted for 48%, 16% and 15% of net accounts receivable at December 31, 2021.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location.

	For the Year
	Ended December 31,
	2022	2021
Americas	$5,315	$3,357
Europe, Middle East and Africa	2,487	2,385
Asia Pacific	247	1,987
Total revenues	$8,049	$7,729

See Note 1 – Concentrations of Risks for information on reliance on suppliers.

18.          SUBSEQUENT EVENTS

The Company has evaluated other events subsequent to December 31, 2022 through the date the accompanying financial statements were filed with the Securities and Exchange Commission and noted that there have been no other events or transactions which would affect the Company’s financial statements for the year ended December 31, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tempe, State of Arizona, on the 2nd day of March 2023.

WRAP TECHNOLOGIES, INC

Date: March 2, 2023	By:	/s/ TJ Kennedy
TJ Kennedy
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ TJ Kennedy	Chief Executive Officer	March 2, 2023
TJ Kennedy	(Principal Executive Officer)

/s/ Chris DeAlmeida	Chief Financial Officer, Secretary and Treasurer	March 2, 2023
Chris DeAlmeida	(Principal Accounting Officer)

/s/ Wayne R. Walker	Chairman of the Board	March 2, 2023
Wayne R. Walker

/s/ Scot Cohen	Director	March 2, 2023
Scot Cohen

/s/ Michael Parris	Director	March 2, 2023
Michael Parris

/s/ Kevin Sherman	Director	March 2, 2023
Kevin Sherman

/s/Kimberly Sentovich	Director	March 2, 2023
Kimberly Sentovich