Form 10-K/A
period 2022-12-31
WRAP TECHNOLOGIES, INC.
filed 2023-05-01
CIK 1702924

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 41,371,923 shares of common stock, par value $0.0001 per share, as of April 25, 2023.

Documents Incorporated by Reference:
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Wrap Technologies, Inc. (the “Company,” “our” or “we”) for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2023 (the “Original Filing”). We are filing this Amendment to present the information required by Items 10, 11, 12, 13, and 14 of Part III of the Original Filing in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after fiscal year end. In addition, the reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (i) Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and (ii) Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety. In addition, new certifications of our principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2022 are attached, each as of the filing date of this Amendment. Except as described above, no other changes have been made to the Original Filing.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The executive officers and Board of Directors (the “Board”) of Wrap Technologies, Inc. (the “Company”) are set forth in the table below. The Company’s executive officers are appointed by the Board and serve at the discretion of the Board, subject to the terms of any employment agreements they may have with the Company. Each director serves for a one-year term, until his or her successor is elected and qualified, or until earlier resignation or removal. Our Bylaws provide that the authorized number of directors shall be fixed by the Board from time to time. There are no family relationships between any of the directors and the Company’s executive officers.

Name	Age	Positions
Kevin Mullins	54	Chief Executive Officer and Director
Chris DeAlmeida	45	Chief Financial Officer, Treasurer and Secretary
Wayne Walker	64	Chairman of the Board
Scot Cohen	53	Director
Michael Parris	63	Director
Kevin Sherman	52	Director
Kimberly Sentovich	55	Director
Bruce Bernstein	59	Director
Marc Savas	55	Director

Kevin Mullins began serving as the Company’s President on April 18, 2022, as the Company’s Chief Executive Officer on April 14, 2023, and as a member of the Company’s Board of Directors on April 21, 2023. Prior to being appointed as the Company’s President, Mr. Mullins served as the President and Chief Executive Officer of Intrensic, LLC since 2015, which provides digital evidence and video management software solutions for law enforcement agencies. Mr. Mullins has also served on the board of directors of SaferMobility, LLC since 2013, a provider of a campus security solution that delivers personal safety through an easy-to-use smartphone application that connects directly to your security or law enforcement teams. Mr. Mullins received a Bachelor of Arts in Business Administration from Virginia’s College at Wise, Virginia, and a Masters in Business Administration from the University of Virginia in Charlottesville, Virginia.

The Board believes Mr. Mullins knowledge in the security and law enforcement market, together with his experience with the Company since his appointment as President, provides valuable insight and experience as a member of the Board.

Chris DeAlmeida began serving as the Company’s Chief Financial Officer and Treasurer in July 2022, and was appointed Secretary on April 21, 2023. Mr. DeAlmeida is an accomplished senior financial executive, with experience in financial management and analysis, financial reporting, investor relations, and mergers and acquisitions activity. Prior to his appointment, Mr. DeAlmeida was Chief Financial Officer of Encore Dredging Partners since January 2020, and acted as a consulting partner at BCH Group since 2018. Additional roles include Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer at Orion Group Holdings, Inc. (NYSE: ORN) from 2012 to 2018, Vice President Accounting and Finance at Orion Group Holdings, Inc. from 2007 to 2012 and Investor Relations at Continental Airlines, Inc. (NYSE:UAL) from 2005 to 2007. Prior to Continental, Mr. DeAlmeida held various progressing roles in accounting and finance with BMC Software, Inc. and Moody Review. Mr. DeAlmeida holds a Bachelor of Science in Finance from the University of Houston at Clear Lake.

Wayne Walker was appointed as a director of the Company in November 2018, as Lead Independent Director from January 2021 to June 2021, and as Chairman of the Board in January 2022. Mr. Walker has more than 30 years of experience in corporate law, governance and corporate restructuring, including 15 years at the DuPont Company in the Securities and Bankruptcy Group, where he worked in the Corporate Secretary’s office and served as Senior Counsel. In 2003, Mr. Walker founded Walker Nell Partners, Inc. (“Walker Nell”), an international business consulting firm providing corporate governance and restructuring, fiduciary services, litigation support, and other services to client corporations and law firms, where he continues to serve as President. Mr. Walker currently serves on the board of directors of Petro Pharmaceuticals, Inc. (NASDAQ: PTPI), AYRO, Inc. (NASDAQ: AYRO), AMMO, Inc. (NASDAQ: POWW), and Pharmacyte Biotech, inc. (NASDAQ: PMBC). He is the former Vice President of the Board of Education of the City of Philadelphia, Chairman of the Board of Trustees of National Philanthropic Trust, a public charity that holds over $11.0 billion of assets under management, and Chairman of the Board of Directors for Habitat for Humanity International, a global non-profit, non-governmental housing organization. He holds a Bachelor of Arts Degree from Loyola University New Orleans and a Juris Doctorate from Catholic University of America. He also studied finance for non-financial managers at the University of Chicago’s Graduate School of Business.

The Board believes that Mr. Walker’s substantial knowledge and more than 30 years of experience in corporate governance, restructuring and corporate litigation enhances the Board’s corporate governance and related experience.

Scot Cohen cofounded the Company with Messrs. James Barnes and Elwood Norris in March 2016, and currently serves as a director of the Company. Mr. Cohen served as Executive Chairman of the Company from July 2017 until June 2021. Prior to July 2017, he served as a Manager until the Company’s incorporation in March 2017 at which time he was appointed as the Company’s Corporate Secretary until January 2018. Mr. Cohen has over 20 years of experience in institutional asset management, wealth management, and capital markets. He currently manages several operating partnerships that actively invest in the energy sector in addition to maintaining an active investment portfolio in various public companies, early-stage private companies, hedge funds and alternative assets including real estate. Some of these include serving as principal of the Iroquois Capital Opportunity Fund, a closed end private equity fund he founded in 2010 which focuses on investments in North American oil and gas assets; as the Manager of V3 Capital, LLC, an investor in public and private companies that he founded in 2015, and was the co-founder of Iroquois Capital Investment Group, LLC. Mr. Cohen currently sits on the board of directors of Charlie’s Holding, Inc., and serves as Executive Chair of the Board of Petro River Oil Corp. since 2012. Mr. Cohen earned his Bachelor of Science degree from Ohio University.

The Board believes Mr. Cohen’s success with multiple private investment firms, his extensive contacts within the investment community and financial expertise strengthens the Company’s efforts to raise capital to fund the continued implementation of its business plan.

Michael Parris was appointed as a director of the Company in November 2017. Mr. Parris has been a partner at Perry Rogers Partners Inc. (“Perry Rogers”), a sports management firm, since 1996, where he primarily oversees the SHAQ Brand and other strategic alliances. His role at Perry Rogers encompasses business development, worldwide brand management, marketing and public relations. Prior to joining Perry Rogers, Mr. Parris had a successful career in law enforcement with the Newark Police Department in Newark, New Jersey, rising to the rank of Lieutenant. During his career in law enforcement, he worked and commanded several specialized units, including Homicide, Robbery, and Internal Affairs. Mr. Parris holds a Bachelor of Science degree in Business Management from the University of Phoenix.

The Board believes that given his background in law enforcement and worldwide marketing and brand experience, Mr. Parris’ broad experience and insights into the markets served by the Company benefits the Board and the Company.

Kevin Sherman was appointed as a director of the Company in April 2021. Mr. Sherman currently serves as the Chief Executive Officer of Tractor Beverages, Inc. (“Tractor”).  Prior to his appointment as Chief Executive Officer, Mr. Sherman served as Chief Marketing Officer and Chief Revenue Officer, positions he held since 2018. Mr. Sherman has served as a member of the board of directors of Tractor since 2015. From 2012 to 2017, Mr. Sherman served as a member of the board of directors, Chief Executive Officer, President, and Chief Marketing Officer of True Drinks, Inc. Mr. Sherman holds a Bachelor of Arts in Philosophy from Gordon College and a Master of Arts in Educational Administration from Loyola Marymount University.

The Board believes that Mr. Sherman's extensive experience in marketing products, building brands and driving revenue growth enhances the Board's experience and makes him a valuable member of the Board and as a resource for the management team.

Kimberly Sentovich was appointed as a director of the Company in April 2021, and has indicated that she does not intend to stand for reelection at the 2023 Annual Meeting of Stockholders.

Ms. Sentovich is a seasoned merchandising, operations, IT and supply chain executive with 30 years of experience with multi-billion-dollar profit and loss responsibility.  Ms. Sentovich is currently the Chief Executive Officer for Rachio, a provider of smart irrigation solutions for consumers and professionals. From 2017 to 2019, Ms. Sentovich served as the Senior Vice President of Operations for Torrid, an apparel retailer.  From 2015 to 2017, Ms. Sentovich was Executive Vice President of Stores and Logistics at Gymboree, responsible for all 1,300 company owned stores in North America.  Ms. Sentovich previously spent seven years (2008-2015) at Walmart rising from Regional Vice President of Operations – California to Divisional Senior Vice President of Operations – Pacific Division and fifteen years at The Home Depot (1993-2008) rising to the level of Regional Vice President of Operations. Ms. Sentovich has served on the board of directors of One Stop Systems (NASDAQ: OSS) from 2019 to present and the Children's Hospital of Orange County from 2016 to present, on which she serves on the Executive Committee, Compensation Committee, Nominating Committee, and Finance Committee. Ms. Sentovich obtained her MBA from The Paul Merage School of Business, University of California, Irvine and her B.A. in Philosophy and Political Science with a Minor in economics from Bryn Mawr College.

Ms. Sentovich’s extensive executive and operations experience, as well as her independence, judgment and exceptional leadership experience makes her a valuable addition to the Board.

Bruce Bernstein was appointed as a director of the Company in April 2023. Mr. Bernstein has over thirty-five years of experience in the securities industry, primarily as senior portfolio manager for two alternative finance funds as well as in trading and structuring of arbitrage strategies. Mr. Bernstein has served as President of Rockmore Capital, LLC since 2006, the manager of a direct investment and lending fund with peak assets under management of $140 million. Previously, he served as Co-President of Omicron Capital, LP, an investment firm based in New York, which he joined in 2001. Omicron Capital focused on direct investing and lending to public small cap companies and had peak assets under management of $260 million. Prior to joining Omicron Capital, Mr. Bernstein was with Fortis Investments Inc., where he was Senior Vice President in the bank’s Global Securities Arbitrage business unit, specializing in equity structured products and equity arbitrage and then President in charge of the bank’s proprietary investment business in the United States. Prior to Fortis, Mr. Bernstein was Director in the Equity Derivatives Group at Nomura Securities International specializing in cross-border tax arbitrage, domestic equity arbitrage and structured equity swaps. Mr. Bernstein started his career at Kidder Peabody, where he rose to the level of Assistant Treasurer. Mr. Bernstein serves as a member of the Board of Directors of Xwell, Inc. (Formerly XpresSpa Holdings, Inc.) the leading airport spa company in the world, based in New York, serves as a Director for Neurotrope since November 14, 2016 and, Petros Pharmaceuticals, Inc. Mr. Bernstein holds a Bachelor of Business Administration from City University of New York (Baruch).

The Board believes that Mr. Bernstein’s experience in finance, audit, capital markets and in advising public companies provides significant benefit to the Company and as a member of the Board.

Marc Savas was appointed as a director of the Company in April 2023. Mr. Savas has over thirty-five years of experience in accelerating revenue for companies, and is skilled in developing and guiding leadership teams, executing tactical, strategic and technical plans, and brings a comprehensive understanding of organizational efficiency. Mr. Savas currently serves as President of Vector97, a privately held waste hauling and recycling consulting firm, since February 2012. He has overseen Vector97 from a startup company through engineering its sale to SIB in June of 2022. Mr. Savas remains President of Vector97 and has joined the SIB leadership team. He currently serves as a Director of SRAX since October 2015. Previously, he founded Unfair Advantage, Inc. and Living Full Blast, Inc., a management and efficiency consulting firm serving the Venture Capital and Legal vertical markets serving as Chief Executive officer until January 2012. Mr. Savas has also served as a member of the Board of Directors of Motivational, Inc., a charitable organization, from July 2020 to present, and as a member of the Board of Directors of RMP, a charitable organization, from December 2022 to present. Mr. Savas holds a Bachelor of Science in Marketing from Northern Arizona University of Flagstaff Arizona, and completed the Executive Development Program of the Marshall School of Business of the University of Southern California.

The Board believes that Mr. Savas’ experience in organizational efficiency and effectiveness, together with his extensive knowledge in finance, scalability and implementing successful business strategies, makes him a valuable member of the Board.

Board Meetings

Directors hold office until the next annual meeting of the stockholders or until their successors have been elected or appointed and duly qualified. Vacancies on the Board that are created by the retirement, resignation or removal of a director may be filled by the vote of the majority of the remaining members of the Board, with such new director serving the remainder of the term or until his/her successor shall be elected and qualified.

The Board is elected by and is accountable to our stockholders. The Board establishes Company policy and provides strategic direction, oversight, and control. The Board met ten times during the year ended December 31, 2022, and all incumbent directors attended at least 75% of the aggregate number of meetings of the Board and of the committees on which each of the directors served. The Board also acted by unanimous written consent three times during the year ended December 31, 2022.

Committees of the Board of Directors

Our Board currently has three standing committees which consist of the Audit Committee, Compensation Committee and Nominating and Governance Committee. Our Board has adopted written charters for each of the Audit Committee, Compensation Committee, and Nominating and Governance Committee, copies of which are publicly available on our website at ir.wrap.com under the “Governance” tab. Our Board may establish other committees from time to time as it deems necessary or appropriate. The chart below reflects the standing committees of our Board and the composition of each committee as of the date of this Amendment:

Committees
Director Name	Audit	Compensation	Nominating and Governance

Scot Cohen
Michael Parris	X	X	X
Kevin Sherman	X	CC	X
Wayne Walker		X
Kimberly Sentovich	CC		CC
Bruce Bernstein	X
Marc Savas		X

CC – Committee Chair
X – Member

Audit Committee

The Audit Committee assists our Board in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy that the accountants are independent of management. The Audit Committee currently consists of Messrs. Michael Parris, Bruce Bernstein, Kevin Sherman and Kimberly Sentovich, with Kimberly Sentovich serving as Chair, each of whom is a non-management member of our Board that we believe meets the criteria for independence under the applicable Nasdaq rules and SEC rules and regulations. Ms. Sentovich is also our designated Audit Committee financial expert, as defined under SEC rules. We believe that the composition of our Audit Committee meets the criteria for independence under the applicable Nasdaq rules and SEC rules and regulations, and the functioning of our Audit Committee complies with the applicable Nasdaq rules and SEC rules and regulations.

The Audit Committee met four times during the year ended December 31, 2022, with all members of the Audit Committee in attendance. The Audit Committee met with our Chief Financial Officer and with our independent registered public accounting firm and evaluated the responses by the Chief Financial Officer, both to the facts presented and to the judgments made by our independent registered public accounting firm.

Compensation Committee

The Compensation Committee determines our general compensation policies and the compensation provided to our directors and officers. The Compensation Committee also reviews and determines bonuses for our officers and other employees. In addition, the Compensation Committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers the 2017 Plan. The Compensation Committee currently consists of Messrs. Michael Parris, Marc Savas, Kevin Sherman and Wayne Walker, with Kevin Sherman serving as Chair, each of whom is a non-management member of our Board that we believe meets the criteria for independence under the applicable Nasdaq rules and SEC rules and regulations. We believe that the composition of our Compensation Committee meets the criteria for independence under the applicable Nasdaq rules and SEC rules and regulations, and the functioning of our Compensation Committee complies with the applicable Nasdaq rules and SEC rules and regulations.

The Compensation Committee met informally numerous times during the year ended December 31, 2022, and all action recommended or taken with respect to executive compensation was subsequently presented to and approved by the full Board, with all members of the Compensation Committee in attendance. The Compensation also acted by Unanimous Written Consent three times during the year ended December 31, 2022.

Nominating and Governance Committee

The Nominating and Governance Committee is responsible for making recommendations to our Board regarding candidates for directorships and the size and composition of our Board. In addition, the Nominating and Governance Committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the full Board concerning corporate governance matters. The Nominating and Governance Committee currently consists of Ms. Kimberly Sentovich and Messrs. Michael Parris and Kevin Sherman, with Kimberly Sentovich serving as Chair.

The Nominating and Governance Committee held two meetings during the year ended December 31, 2022, with all members of the Nominating and Governance Committee in attendance.

Director Nominations

The Board nominates directors for election at each annual meeting of stockholders, appoints new directors to fill vacancies when they arise, and has the responsibility to identify, evaluate and recruit qualified director candidates to the Board for such nomination or appointment.

The Nominating and Governance Committee identifies director nominees by first considering those current members of the Board who are willing to continue service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue service are considered for re-election, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. After being nominated by the Nominating and Governance Committee, director nominees are selected by a majority of the members of the Board. Although the Company does not have a formal diversity policy, in considering the suitability of director nominees, both the Nominating and Governance Committee and the Board consider such factors as they deem appropriate to develop a Board that is diverse in nature and comprised of experienced and seasoned advisors. Factors considered by the Nominating and Governance Committee and the Board include judgment, knowledge, skill, diversity, integrity, experience with businesses and other organizations of comparable size, including experience in law enforcement, the use of force product industry, intellectual property, business, corporate governance, marketing, finance, administration or public service, the relevance of a candidate’s experience to our needs and experience of other Board members, experience with accounting rules and practices, the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members, and the extent to which a candidate would be a desirable addition to the Board and any committees of the Board.

A stockholder who wishes to suggest a prospective director nominee for the Board may notify the Corporate Secretary of the Company in writing with any supporting material the stockholder considers appropriate. Director nominees suggested by stockholders are considered in the same way as director nominees recommended by other sources.

Board Role in Risk Assessment

Management, in consultation with outside professionals, as applicable, identifies risks associated with the Company’s operations, strategies and financial statements. Risk assessment will also be performed through periodic reports received by the Audit Committee from management, counsel and the Company’s independent registered public accountants relating to risk assessment and management. Audit Committee members meet privately in executive sessions with representatives of the Company’s independent registered public accountants. The Board also provides risk oversight through its periodic reviews of the financial and operational performance of the Company.

Board Leadership Structure

Wayne Walker serves as the Chair of the Board as an independent director. Our Board believes the Company is best served by having an independent Chair of the Board of Directors and it will review and consider the continued appropriateness of this structure at least annually.

Indemnification of Officers and Directors

As permitted by the Delaware General Corporation Law, the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) applicable to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. We will provide any person, without charge, a copy of our Code upon written request to Investor Relations, Wrap Technologies, Inc., at 1817 W 4th Street, Tempe, Arizona 85281. A copy of the Code is publicly available by visiting our website at www.wrap.com.

Stockholder Communications

If you wish to communicate with the Board, you may send your communication in writing to:

Wrap Technologies, Inc.
1817 W 4th Street
Tempe, Arizona 85281
Attn: Corporate Secretary

You must include your name and address in the written communication and indicate whether you are a stockholder of the Company. Our Corporate Secretary will review any communication received from a stockholder, and all material and appropriate communications from stockholders will be forwarded to the appropriate director or directors or committee of the Board based on the subject matter.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our officers, directors, and persons who beneficially own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater-than-ten-percent stockholders are also required by the SEC to furnish us with copies of all Section 16(a) forms that they file.

Based solely on a review of copies of such reports furnished to our Company and representation that no other reports were required during the year ended December 31, 2022, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC, other than the below:

●	one late Form 4 filed by L.W. Varner Jr, the Company’s former Interim Chief Executive Officer;
●	one late Form 4 filed by TJ Kennedy, the Company’s former Chief Executive Officer;
●	one late Form 4 filed by Kevin Mullins;
●	one late Form 4 filed by Glenn Hickman, the Company’s former Chief Operating Officer; and
●	one late Form 4 filed by Chris DeAlmeida.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information regarding the compensation awarded to or earned by the current and former executive officers listed below during the years ended December 31, 2022, and 2021. We have opted to comply with the reduced executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act of 1933, as amended (the “Securities Act”), which require compensation disclosure for only our principal executive officers, the two most highly compensated executive officers other than our principal executive officer and up to two additional executive officers during the year. Throughout this document, the six officers below are referred to as our “Named Executive Officers or “NEOs”.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(2)	All Other Compensation(3)	Total

Kevin Mullins (4) Chief Executive Officer and Director	2022	$200,000	$-	$506,250	$1,721,691	$-	$2,427,941

Chris DeAlmeida (5) Chief Financial Officer, Treasurer and Secretary	2022	$103,125	$-	$227,500	$318,500	$-	$649,125

TJ Kennedy (6) Former Chief Executive Officer and Director	2022	$276,667	$50,000	$742,982	$2,293,879	$-	$3,363,528

Glenn Hickman (7)	2022	$225,000	$25,000	$106,500	$-	$-	$356,500
Former Chief Operating Officer	2021	$112,500	$25,000	$165,000	$183,164	$41,918	$527,582

LW Varner, Jr. (8) Former Interim Chief Executive Officer	2022	$-	$-	$50,000	$-	$150,000	$200,000

Thomas P. Smith (9)	2022	$33,333	$100,000	$-	$-	$300,000	$433,333
Former Chief Executive Officer and President	2021	$400,000	$100,000	$-	$994,043	$-	$1,494,043

(1)
Amounts reported in this column do not reflect the amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date fair value of restricted stock units (“RSUs”) granted to the named executive officers during the fiscal year ended December 31, 2022, as computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification 718 (“ASC 718”). Assumptions used in the calculation of these amounts are included in the notes to our financial statements included in our Annual Report. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Specifically, the number in the table above includes:

●         For Mr. Mullins, RSU granted in April 2022, as part of an Inducement grant in connection with begin named President.;
●         For Mr. DeAlmeida, RSUs granted in July 2022, in connection with being named Chief Financial Officer;
●         For Mr. Kennedy, $725,000 for RSUs granted in April, in connection with being named Chief Executive Officer and $17,982 for RSUs granted for Board responsibilities from January 1, 2022 through April 17, 2022;
●         For Mr. Hickman, RSUs granted March 2022 and March 2021 for continued service;
●         For. Mr. Varner, RSUs granted February 19, 2022 in connection with being named Interim Chief Executive Officer; and

(2)
Amounts reported in this column do not reflect the amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted to the named executive officers during each fiscal year, as computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in the notes to our financial statements included in our Annual Report. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our named executive officers will only realize compensation to the extent the trading price of our Common Stock is greater than the exercise price of such stock options. Specifically, the number in the table above includes:

●         For Mr. Mullins, $856,193 for options granted in April 2022 and $865,498 for Performance Options granted in April. 2022 in connection with begin named President.;
●         For Mr. DeAlmeida, options granted in July 2022, in connection with being named Chief Financial Officer;
●         For Mr. Kennedy, $1,141,589 for options granted in April 2022 and $1,152,290 for Performance Options granted in April 2022 in connection with being named Chief Executive Officer;
●         For Mr. Hickman, options granted in March 2021 for continued service; and
●         For. Mr. Smith, options granted in connection with his Separation Agreement in January 2022 and options granted in March 2021.

(3)
Amounts reported in this column represent other compensation paid to executive officers. Amounts for Mr. Hickman include $41,918 for his consulting agreement in 2021. For Mr. Varner, the amount reflects the consulting payments made to his consulting firm, LWV Consulting, LLC. For his services as Interim Chief Executive Officer during 2022. Amounts for Mr. Smith represent the severance payments made per his Separation Agreement.

(4)
Kevin Mullins was appointed as the Company’s President on April 18, 2022, as the Company’s Chief Executive Officer on April 14, 2023, and was appointed as a member of the Board of Directors on April 21, 2023.

(5)	Chris DeAlmeida was appointed as the Company’s Chief Financial Officer and Treasurer effective July 25, 2022, and was appointed Secretary on April 21, 2023.

(6)	TJ Kennedy served as the Company’s Chief Executive Officer from April 18, 2022, to April 14, 2023.

(7)
Glenn Hickmann served as the Company’s Chief Operating Officer from July 2021 to April 17, 2023. He was paid $41,918 for consulting services in 2021 prior to becoming an employee, and this amount is included as Other Compensation in the table above.

(8)
LW Varner, Jr. served as the Company’s Interim Chief Executive Officer from January 24, 2022, until his resignation effective April 18, 2022. LW Varner was paid as a consultant through LWV Consulting, LLC. And was not an employee of the Company.

(9)	Mr. Smith served as the Company’s Interim Chief Executive Officer from October 2020 through March 2021, and as Chief Executive Officer from March 2021 through January 2022.

Employment Arrangements

Thomas Smith. Mr. Smith and the Company were parties to an At-Will Employment, Confidential Information, Non-Compete/Non-Solicitation, Invention Assignment, and Arbitration Agreement, dated September 9, 2020 (the “Smith Agreement”). Under the terms of the Smith Agreement, Mr. Smith’s employment by the Company was at-will and was for no specified period. The Smith Agreement also provided for the payment to Mr. Smith of $150,000 in consideration for Mr. Smith’s agreement to, among other covenants, not to compete with the Company following his termination of employment with the Company for a period of 12 months, or solicit customers, employees or others. The $150,000 required to be paid to Mr. Smith under the terms of the Smith Agreement was paid to Mr. Smith in September 2020.

Effective January 24, 2022, Mr. Smith resigned as the Company’s President and Chief Executive Officer, and as a director of the Company (the “Resignation Date”), pursuant to a separation agreement entered into by the Company and Mr. Smith on the Resignation Date (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. Smith is entitled to (i) a one-time bonus payment of $100,000 for the achievement of certain business objectives in 2021, (ii) severance in an amount equal to nine months of his base salary paid in installments over a period of nine months following the Resignation Date, (iii) continued vesting of equity-based awards granted pursuant to the Company’s 2017 Plan and outstanding as of the Resignation Date through and until December 31, 2022, (iv) an extension of the time period during which Mr. Smith may exercise outstanding vested stock options through the first anniversary of the Resignation Date (or, if earlier, through the original expiration date of the applicable stock option), and (v) reimbursement for the Company portion of any healthcare premiums provided to Mr. Smith and any covered dependents under COBRA through December 31, 2022, subject to Mr. Smith’s election of coverage under COBRA. As part of the Separation Agreement, Mr. Smith has entered into a general release of claims in favor of the Company, affirmed his obligations to abide by restrictive covenants, and agreed to a mutual non-disparagement covenant with the Company.

LW Varner, Jr. Effective on the date of Mr. Smith’s resignation, January 24, 2022, the Company announced the appointment of LW Varner, Jr., 71, as Interim Chief Executive Officer of the Company. Mr. Varner served as Interim Chief Executive Officer under the terms of a Consulting Agreement dated January 24, 2022, by and between the Company and LWV Consulting, LLC (the “Interim CEO Consulting Agreement”), pursuant to which LWV Consulting, LLC engaged Mr. Varner to provide consulting services for a term of four weeks (the “Initial Term”), which term automatically renewed for two additional consecutive four-week periods (each additional four-week period being a “Renewal Term”), unless notice of non-renewal was delivered by either LWV Consulting, LLC or the Company to the other party. The Interim CEO Consulting Agreement provided that LWV Consulting or Mr. Varner was entitled to receive: (i) a weekly consulting cash fee of $15,000 during the Initial Term, pro-rated for any partial week; and (ii) an equity-based award for each full week completed during the Initial Term in a form determined at the Board’s discretion with a value as of the grant date equal to $5,000. During any Renewal Term, Mr. Varner was entitled to receive (1) a weekly consulting cash fee of $11,250 during the Renewal Term, pro-rated for any partial week; and (2) an equity-based award for each full week completed during the Renewal Term in a form determined at the Board’s discretion with a value as of the grant date equal to $3,750, which Renewal Term amounts remained subject to change upon certain conditions as provided by the Interim CEO Consulting Agreement. The Interim CEO Consulting Agreement terminated pursuant to its terms on April 18, 2022.

TJ Kennedy. On April 13, 2022, the Company entered into an employment agreement with Mr. Kennedy (the “Kennedy Employment Agreement”) for Mr. Kennedy to serve as the Company’s Chief Executive Officer, effective April 18, 2022.

Effective April 13, 2023 (the “Resignation Date”), TJ Kennedy resigned as Chief Executive Officer and as a member of the Board of Directors of Wrap Technologies, Inc. (the “Company”), pursuant to a separation agreement entered into by and between the Company and Mr. Kennedy (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. Kennedy is entitled to (i) a one-time payment of $115,625 for the achievement of certain business objectives in 2022; (ii) severance in an amount equal to six months of his base salary paid in installments over a period of six months following the Resignation Date; (iii) the issuance of 122,670 shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”), in connection with the continued vesting of certain equity-based awards previously granted to Mr. Kennedy; (iv) the immediate vesting of nonqualified options to purchase 158,554 shares of Common Stock, (v) an extension of the time period during which Mr. Kennedy may exercise outstanding vested stock options through the first anniversary of the Resignation Date (or, if earlier, through the original expiration date of the applicable stock option); and (vi) reimbursement for the Company portion of any healthcare premiums provided to Mr. Kennedy and any covered dependents under the Consolidated Omnibus Reconciliation Act of 1986, as amended (“COBRA”), for a period of 12 months following the Resignation Date, subject to Mr. Kennedy’s election of coverage under COBRA.  As part of the Separation Agreement, Mr. Kennedy has entered into a general release of claims in favor of the Company and affirmed his obligations to abide by restrictive covenants.

Kevin Mullins. On April 13, 2022, the Company entered into an employment agreement with Mr. Mullins (the “Mullins Employment Agreement”) for Mr. Mullins to serve as the Company’s President, effective April 18, 2022. Mr. Mullins was appointed as Chief Executive Officer on April 14, 2023, and was appointed as a member of the Company’s Board of Directors on April 21, 2023.

Pursuant to the Mullins Employment Agreement, unless earlier terminated pursuant to the terms therein, Mr. Mullins will serve as the Company’s President for a term of two years from the effective date of his appointment. On the second anniversary of such effective date of appointment (if Mr. Mullins’s employment has not been earlier terminated or a written notice of non-renewal has not been provided in the time provided to do so), and on each subsequent anniversary thereafter, the Mullins Employment Agreement will automatically renew and extend for a period of 12 months, unless otherwise terminated in accordance with its terms. As compensation for Mr. Mullins’s services to the Company, the Mullins Employment Agreement entitles Mr. Mullins to the following cash payments: (i) an annualized base salary of $300,000 (the “Mullins Base Salary”) and (ii) eligibility for a discretionary cash bonus, with a target amount initial set at 75% of the Mullins Base Salary, but with the final amount to be determined at the sole discretion of the Board.

In addition, and subject to Board approval within ten business days following the Commence Date, Mr. Mullins will be granted the following equity awards, which will be awarded as an inducement for Mr. Mullins appointment as the Company’s President in accordance with Nasdaq Listing Rule 5635(c)(4) (the “Inducement Awards”). The Inducement Awards consist of:

●
175,173 RSUs computed as a grant date fair value of $506,250, which will vest in substantially equal installments on each of the first through third anniversaries of the Commencement Date, subject to Mr. Mullins’s continued employment through each of the vesting dates. Vesting of the RSUs will accelerate upon the occurrence of certain conditions, as more specifically set forth in the Mullins Employment Agreement;

●
A nonqualified option (the “Mullins Option”) to purchase up to 356,747 shares of Common Stock computed at a grant date fair market value of $506,250, at an exercise price of $2.89 per share. The Mullins Option will vest in substantially equal installments on each of the first through third anniversaries of the effective date of Mr. Mullins’s employment, subject to Mr. Mullins’s continued employment through each of the vesting dates. Vesting of the Mullins Option will accelerate upon certain events, as more specifically set forth in the Mullins Employment Agreement; and

●
A nonqualified option (the “Mullins Performance Option”) to purchase up to 692,398 shares of Common Stock equal to 1.69% of the number of shares of Common Stock issued and outstanding on the Commencement Date, at an exercise price of $2.89 per share. The Mullins Performance Option will vest, subject to Mr. Mullins’s continued employment with the Company through each vesting date, as follows: (i)

In the event Mr. Mullins’ employment is terminated by either party for any reason, Mr. Mullins will be entitled to: (i) any earned but unpaid Base Salary earned during his employment with the Company and applicable to all pay periods prior to the termination date; (ii) any unreimbursed business expenses properly incurred, so long as Mr. Mullins makes any reimbursement request within 30 days following termination; and (iii) any employee benefits to which Mr. Mullins may be entitled under the Company’s employee benefit plans or programs which Mr. Mullins participates as of the date of termination of Mr. Mullins’ employment.

If Mr. Mullins’ employment is terminated by the Company without Cause (as defined below), or by Mr. Mullins for Good Reason (as defined below), or upon the end of the initial two-year term or a subsequent renewal term as the result of the Company’s issuance of a notice of non-renewal, then, subject to certain conditions set forth in the Mullins Employment Agreement (including the execution and non-revocation of a general release of claims), Mr. Mullins will be entitled to: (i) severance payments in a total amount equal to 12 months’ worth of the Mullins Base Salary; (ii) any earned but unpaid annual bonus in respect of any completed year that has ended prior to the date of termination; and (iii) receive reimbursement, for a period of up to 12 months, for a portion of the premiums that Mr. Mullins elects to pay for continuation coverage under the Company’s group health plans.

For purposes of the Mullins Employment Agreement: (i) “Good Reason” is defined as (A) a material diminution in either the Base Salary, or Mullins Base Salary, as applicable, not in connection with an Across-the-Company Reduction (as defined in the Employment Agreements), (B) a material diminution in the authority, duties, and responsibilities of either Mr. Kennedy or Mr. Mullins as Chief Executive Officer and President, respectively (collectively, Mr. Kennedy and Mr. Mullins are referred to herein as the “Officers”) , or (C) a material breach by the Company of any of its obligations under the respective Officer’s Employment Agreement, which shall include the failure of the Board to approve either Officer’s equity-based compensation; and (ii) “Cause” is defined as (T) either Officer’s material breach of this Agreement or any other written agreement between such Officer and the Company, including such Officer’s material breach of any representation, warranty or covenant made under any such agreement; (U) an Officer’s material breach of any policy or code of conduct established by the Company and applicable to such Officer that has been previously disclosed or made available to such officer; (V) an Officer’s violation of any law applicable to the workplace (including any law regarding anti-harassment, anti-discrimination, or anti-retaliation); (W) an Officer’s breach of fiduciary duty, fraud, theft or embezzlement; (X) the willful misconduct or gross negligence of an Officer which is, or reasonably could be expected to be, materially injurious to the Company; (Y) the commission by an Officer of, or conviction or indictment of an Officer for, or plea of nolo contendere by an Officer to, any felony (or state law equivalent) or any crime involving moral turpitude or that could otherwise be injurious to the Company (including by being harmful to the Company’s reputation); or (Z) an Officer’s willful failure or refusal, other than due to Disability (as defined in each respective Employment Agreement), to perform an Officer’s obligations pursuant to the respective Employment Agreement or to follow any lawful directive from the Board; provided, however, that if an Officer’s actions or omissions as set forth in this (T), (U), or (Z), are of such a nature that the Board (sitting without such Officer, if applicable) determines that they are curable by such Officer, such actions or omissions must remain uncured ten days after the Board first provided such Officer written notice of the obligation to cure such actions or omissions.

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

Awards Granted Under the 2017 Plan

Because grants under the 2017 Plan are subject to the discretion of the Compensation Committee, awards under the 2017 Plan that may be made in the future are not determinable. Future exercise prices for options granted under the 2017 Plan are also not determinable because they will be based upon the fair market value of the Company’s Common Stock on the date of grant.

The following table discloses all awards granted to the persons or groups specified below under the current version of the 2017 Plan during our most recently completed fiscal year ended December 31, 2022:

Name and Position	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/Share) (1)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Executive Officers

Kevin Mullins, Chief Executive Officer and Director	4/19/2022		356,747	$2.89	$506.250
	4/19/2022	175,173		$2.89	$506,250
	4/19/2022		230,799	$2.89	$300,039
	4/19/2022		230,799	$2.89	$205,411
	4/19/2022		230,800	$2.89	$360,048

Chris DeAlmeida, Chief Financial Officer, Treasurer, and Secretary	7/25/2022	125,000		$1.82	$227,500
	7/25/2022		175,000	$1.82	$318,500

Former Executive Officers

TJ Kennedy, Former Chief Executive Officer	4/19/2022		475,662	$2.89	$675,000
	4/19/2022	17,301		$2.89	$50,000
	4/19/2022	233,564		$2.89	$675,000
	4/19/2022		307,277	$2.89	$479,352
	4/19/2022		307,277	$2.89	$273,477
	4/19/2022		307,278	$2.89	$399,461
	6/30/2022	1,536		$1.86	$2,857
	11/16/2022	5,602		$2.70	$15,125

Glenn Hickman, Former Chief Operating Officer	3/2/2022	50,000		$2.13	$106,500

LW Varner, Jr., Former Interim Chief Executive Officer	2/19/2022	21,186		$2.36	$49,999

Others

Non-Employee Directors	11/16/2022	28,010		$2.70	$75,627
	11/16/2022	40,660		$1.86	$75,628
	11/16/2022	44,225		$1.71	$75,625

Employees and Consultants (excluding executive officers)	Various		253,000	$2.55 to $3.93	$814,030
	Various	198,129		$1.69 to $3.93	$418,076

(1)
Each option was granted at an exercise price equal to the fair market value of our Common Stock on the grant date which was equal to the closing price of a share of our Common Stock, as reported by Nasdaq on the date of grant.

(2)
The amounts reported do not reflect the amounts actually received by the parties. Instead, these amounts reported reflect the aggregate grant date fair value of all options and stock awards granted during fiscal year ended December 31, 2022, as computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in the notes to our financial statements included in our Annual Report. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

Subsequent to the year ended December 31, 2022, the Company has granted a total of 371,850 awards, as follows: On January 3, 2023, the Company granted a total 36,142 RSUs to various non-executive employees at a fair value grant price of $1.71 per share that vests 50% on the second anniversary of the grant date and 50% on the third anniversary of the date of grant. The Company also issued a total 44,750 RSUs which vest over the first 12 months to directors in conjunction with services performed during the fourth quarter 2022 at a fair value grant price of $2.06 per share. On April 6, 2023, the Company granted a total 105,415 RSUs to various non-executive employees at a fair value grant price of $1.62 per share that vest immediately as part of employees’ 2022 bonus compensation.  On April 6, 2023, the Company granted a total 44,816 RSUs to Mr. Kennedy at a fair value grant price of $1.52 per share that vest immediately as part of Mr. Kennedy’s Separation Agreement.  On April 21, 2023, the Company granted a total 64,655  RSUs to Mr. Mullins at a fair value grant price of $1.16 per share that vest immediately as part of Mr. Mullins 2022 bonus compensation. On April 21, 2023, the Company granted a total 24,695 RSUs to Mr. DeAlmeida at a fair value grant price of $1.16 per share that vest immediately as part of Mr. DeAlmeida’s 2022 bonus compensation.

Outstanding Equity Awards as of December 31, 2022

The following table provides information regarding each unexercised stock option to purchase our Common Stock and unvested shares underlying RSUs held by our Named Executive Officers as of December 31, 2022.

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

TJ Kennedy	4/19/2022	-	921,832	(2)	$2.89	4/19/2032	-		-	-	-
	4/19/2022	-	-		-	-	250,865	(3)	$423,962	-	-
	4/19/2022	-	475,662	(4)	$2.89	4/19/2032	-		-	-	-
	4/23/2021	26,250	3,750	(5)	$5.23	4/23/2031	-		-	-	-

Kevin Mullins	4/19/2022	-	692,398	(6)	$2.89	4/19/2023	-		-	-	-
	4/19/2022	-	-		-	-	175,173	(7)	$296,042	-	-
	4/19/2022	-	356,747	(8)	$2.89	4/19/2032	-		-	-	-

Chris DeAlmeida	7/25/2022	-	175,000	(9)	$1.82	7/25/2032	-		-	-	-
	7/25/2022	-	-		-	-	125,000	(10)	$211,250	-	-

Glenn Hickman	3/2/2022	-	-		-	-	50,000	(11)	$196,500	-	-
	3/23/2021	33,055	36,945	(12)	$5.50	3/23/2031	-		-	-	-
	3/23/2021	-	-		-	-	20,000	(13)	$78,600	-	-

Thomas Smith	3/8/2021	233,333	-	(14)	$5.22	1/24/2023	-		-	-	-
	4/1/2020	45,913	-	(14)	$4.26	1/24/2023	-		-	-	-
	3/18/2019	1,000,000	-	(14)	$5.41	1/24/2023	-		-	-	-

(1)	The market value is computed based on the closing market price of our Common Stock on December 31, 2022 of $1.69 per share.

(2)
As part of Mr. Kennedy’s Employment Agreement dated April 13, 2022, a nonqualified option to purchase 2.25% of the number of shares of the Company’s common stock that are issued and outstanding as of the Commencement Date, which will have an exercise price equal to the Fair Market Value (as defined in the Equity Plan) on the grant date, under the Equity Plan and which and will have terms and conditions substantially similar to those set forth in the Equity Plan and this Agreement (the “Performance Option”). The Performance Option will vest, subject to Executive’s continued employment with the Company through each vesting date, (x) with respect to 1/3rd of the award on the date on which the Company’s market capitalization meets or exceeds $250 million for each trading day during three consecutive months, (y) with respect to 1/3rd of the award on the date on which the Company’s market capitalization meets or exceeds $500 million for each trading day during three consecutive months, and (z) with respect to the remaining 1/3rd of the award on the date on which the Company’s market capitalization meets or exceeds $1 billion for each trading day during three consecutive months. The Performance Option will otherwise have terms and conditions as determined by the Board (or a committee thereof) consistent with the Equity Plan. For the avoidance of doubt, if there is a Corporate Transaction and the market capitalization of the Company implied by the applicable purchase price meets a threshold set forth in this subsection (iii), the three month period shall be disregarded and, with effect as of the consummation of such Corporate Transaction, the option shall (1) vest to the extent the market capitalization of the Company implied by the applicable purchase price meets or exceeds a threshold set forth in this Subsection (iii).and (2) be forfeited to the extent the market capitalization of the Company implied by the applicable purchase price does not meet or exceed a threshold set forth in Subsection (iii).

Pursuant to the terms of the Separation Agreement, following his resignation on April 13, 2023, 122,670 shares of the Company’s Common Stock were issued to Mr. Kennedy in connection with the continued vesting of certain previously issued equity-based awards, and nonqualified options to purchase 158,554 shares of Common Stock were immediately vested and must be exercised, if at all, prior to the first anniversary of the Resignation Date (or, if earlier, through the original expiration date of the applicable stock option).

(3)
As part of Mr. Kennedy’s Employment Agreement dated April 13, 2022, an award of restricted stock units, under the Equity Plan and which will have terms and conditions set forth in the Equity Plan and this Agreement, with a grant date fair value equal to $675,000, which will (x) vest in substantially equal installments on each of the first through third anniversaries of the Commencement Date of grant, subject to Executive’s continued employment with the Company through each vesting date, (y) vest (to the extent then unvested) upon the later of (I) Executive’s satisfaction of the Release Condition following a Qualifying Termination and (II) the consummation of a Corporate Transaction (as defined in the Equity Plan), in each case, during the Change in Control Protection Period (as defined below), and (z) otherwise have terms and conditions as determined by the Board (or a committee thereof) consistent with the Equity Plan (the “RSU Award”). No portion of the RSU Award will be settled in shares of the Company’s common stock prior to the 18-month anniversary of the Commencement Date, and thereafter any vested portion of the RSU Award will be settled in shares of the Company’s common stock during the one-year period following each such vesting date, but in all events in compliance with, or exempt from, the requirements of Section 409A (as defined below)). For purposes of this Agreement, “Change in Control Protection Period” shall mean (1) the period beginning on the execution date of definitive documentation, the consummation of which would result in a Corporate Transaction and concluding on the date that is 18 months following the consummation of a Corporate Transaction (in all events subject to the consummation of the Corporate Transaction); and (2) solely to the extent the party or parties with which the Corporate Transaction is consummated requests or otherwise causes the Company to effect the Qualifying Termination, the period beginning on the date that is six months prior to the consummation of a Corporate Transaction (and in all events subject to the consummation of the Corporate Transaction).

Pursuant to the terms of the Separation Agreement, following his resignation on April 13, 2023, 122,670 shares of the Company’s Common Stock were issued to Mr. Kennedy in connection with the continued vesting of certain previously issued equity-based awards, and nonqualified options to purchase 158,554 shares of Common Stock were immediately vested and must be exercised, if at all, prior to the first anniversary of the Resignation Date (or, if earlier, through the original expiration date of the applicable stock option).

(4)
As part of Mr. Kennedy’s Employment Agreement dated April 13, 2022, a nonqualified option to purchase shares of the Company’s common stock, under the Equity Plan and which will have terms and conditions set forth in the Equity Plan and this Agreement, with a grant date fair value equal to $675,000 and an exercise price equal to the Fair Market Value (as defined in the Equity Plan) on the grant date (the “Option Award”). The Option Award will (x) vest in substantially equal installments on each of the first through third anniversaries of the Commencement Date, subject to Executive’s continued employment with the Company through each vesting date, (y) upon the later of (I) Executive’s satisfaction of the Release Condition following a Qualifying Termination and (II) the consummation of a Corporate Transaction (as defined in the Equity Plan), in each case, during the Change in Control Protection Period (as defined below), and (z) otherwise have terms and conditions as determined by the Board (or a committee thereof) consistent with the Equity Plan.

Pursuant to the terms of the Separation Agreement, following his resignation on April 13, 2023, 122,670 shares of the Company’s Common Stock were issued to Mr. Kennedy in connection with the continued vesting of certain previously issued equity-based awards, and nonqualified options to purchase 158,554 shares of Common Stock were immediately vested and must be exercised, if at all, prior to the first anniversary of the Resignation Date (or, if earlier, through the original expiration date of the applicable stock option)

(5)	Mr. Kennedy received stock compensation for his service on the Board of Directors from January 1, 2022 through April 17, 2022.

(6)
As part of Mr. Mullins’ Employment Agreement dated April 13, 2022, he received a nonqualified option to purchase 1.69% of the number of shares of the Company’s common stock that are issued and outstanding as of the Commencement Date, which will have an exercise price equal to the Fair Market Value (as defined in the Equity Plan) on the grant date, under the Equity Plan and which and will have terms and conditions substantially similar to those set forth in the Equity Plan and this Agreement (the “Performance Option”). The Performance Option will vest, subject to Executive’s continued employment with the Company through each vesting date, (x) with respect to 1/3rd of the award on the date on which the Company’s market capitalization meets or exceeds $250 million for each trading day during three consecutive months, (y) with respect to 1/3rd of the award on the date on which the Company’s market capitalization meets or exceeds $500 million for each trading day during three consecutive months, and (z) with respect to the remaining 1/3rd of the award on the date on which the Company’s market capitalization meets or exceeds $1 billion for each trading day during three consecutive months. The Performance Option will otherwise have terms and conditions as determined by the Board (or a committee thereof) consistent with the Equity Plan. For the avoidance of doubt, if there is a Corporate Transaction and the market capitalization of the Company implied by the applicable purchase price meets a threshold set forth in this subsection (iii), the three month period shall be disregarded and, with effect as of the consummation of such Corporate Transaction, the option shall (1) vest to the extent the market capitalization of the Company implied by the applicable purchase price meets or exceeds a threshold set forth in this Subsection (iii).and (2) be forfeited to the extent the market capitalization of the Company implied by the applicable purchase price does not meet or exceed a threshold set forth in Subsection (iii).

(7)
As part of Mr. Mullins’ Employment Agreement dated April 13, 2022, an award of restricted stock units, under the Equity Plan and which will have terms and conditions set forth in the Equity Plan and this Agreement, with a grant date fair value equal to $506,250, which will (x) vest in substantially equal installments on each of the first through third anniversaries of the Commencement Date of grant, subject to Executive’s continued employment with the Company through each vesting date, (y) vest (to the extent then unvested) upon the later of (I) Executive’s satisfaction of the Release Condition following a Qualifying Termination and (II) the consummation of a Corporate Transaction (as defined in the Equity Plan), in each case, during the Change in Control Protection Period (as defined below), and (z) otherwise have terms and conditions as determined by the Board (or a committee thereof) consistent with the Equity Plan (the “RSU Award”). No portion of the RSU Award will be settled in shares of the Company’s common stock prior to the 18-month anniversary of the Commencement Date, and thereafter any vested portion of the RSU Award will be settled in shares of the Company’s common stock during the one-year period following each such vesting date, but in all events in compliance with, or exempt from, the requirements of Section 409A (as defined below)). For purposes of this Agreement, “Change in Control Protection Period” shall mean (1) the period beginning on the execution date of definitive documentation, the consummation of which would result in a Corporate Transaction and concluding on the date that is 18 months following the consummation of a Corporate Transaction (in all events subject to the consummation of the Corporate Transaction); and (2) solely to the extent the party or parties with which the Corporate Transaction is consummated requests or otherwise causes the Company to effect the Qualifying Termination, the period beginning on the date that is six months prior to the consummation of a Corporate Transaction (and in all events subject to the consummation of the Corporate Transaction).

(8)
As part of Mr. Mullins’ Employment Agreement dated April 13, 2022, a nonqualified option to purchase shares of the Company’s common stock, under the Company’s Amended 2017 equity Compensation Plan or any successor plan thereto (the “Equity Plan”) and which will have terms and conditions set forth in the Equity Plan and this Agreement, with a grant date fair value equal to $506,250 and an exercise price equal to the Fair Market Value (as defined in the Equity Plan) on the grant date (the “Option Award”). The Option Award will (x) vest in substantially equal installments on each of the first through third anniversaries of the Commencement Date , subject to Executive’s continued employment with the Company through each vesting date, (y) upon the later of (I) Executive’s satisfaction of the Release Condition following a Qualifying Termination and (II) the consummation of a Corporate Transaction (as defined in the Equity Plan), in each case, during the Change in Control Protection Period (as defined below), and (z) otherwise have terms and conditions as determined by the Board (or a committee thereof) consistent with the Equity Plan.

(9)
As part of Mr. DeAlmeida’s offer letter dated July 13, 2022, he was granted 125,000 shares of restricted stock units which will vest in one third increments annually beginning July 25, 2023, subject to continued service.

(10)
As part of Mr. DeAlmeida’s offer letter dated July 13, 2022, he was granted an option to purchase 175,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the day prior to the grant (the “Option”), which Option shall vest one-third after the first anniversary of the grant date, and one-third on each of the second and third anniversaries of the grant date, subject to continued service.

(11)	One third of the stock options vest on March 2, 2023, with the balance vesting ratably every six months beginning September 2, 2023, over the next two years thereafter.

(12)	One third of the stock options vest on July 1, 2022, with the balance vesting ratably each month beginning August 1, 2022, over the next two years thereafter.

(13)
A total of 30,000 RSUs were held by Mr. Hickman on the date of his appointment as Chief Operating Officer, with one-third, or 10,000 shares, vesting on July 1, 2022, and the balance vesting ratably every six months over the two-year period thereafter, subject to continued service. Mr. Hickman’s employment with the Company terminated on April 17, 2023. As a result of his termination, all unvested RSUs held by Mr. Hickman terminated.

(14)
As part of Mr. Smith’s severance agreement effective January 24, 2022, these options continue to vest in accordance with their terms of one-third at one year from grant with the balance ratably over the following 24 months, however, any options not vesting by December 31, 2022, were forfeited. Accordingly, 12,245 shares of April 1, 2020, options exercisable at $4.26 were forfeited and 166,667 shares of the March 8, 2021 options exercisable at $5.22 were forfeited. During the year ended December 31, 2021, Mr. Smith exercised options on 52,035 shares at $4.26 per share.

Potential Payments Upon Death, Disability, Retirement or Termination

The table below summarizes the benefits payable to each named executive with an employment agreement in the various termination scenarios. No benefits are payable if an executive voluntarily terminates employment without good reason, or employment is terminated by us for cause. In all cases, the executive has the right to exercise vested stock options. Equity awards for which vesting has not occurred will be forfeited according to the provisions of the applicable Long-Term Incentive Plan. The tables below assume that the terminations took place on and with salaries in effect on December 31, 2022.

Kevin Mullins	Death or Disability	Retirement	Involuntary termination without cause or for good reason, not during a protection period
Severance	$-	$-	$300,000
Annual Incentive*	$-	$-	$150,000
Total	$-	$-	$450,000

Chris DeAlmeida	Death or Disability	Retirement	Involuntary termination without cause or for good reason, not during a protection period
Severance	$-	$-	$137,500
Annual Incentive*	$-	$-	$137,500
Total	$-	$-	$275,000

*Bonus must be earned (as determined by the Board) but unpaid Annual Bonus in respect of any completed Bonus Year that has ended prior to the Termination Date, which shall be paid at the same time annual bonuses are paid to senior executives of the Company, but in all events no later than March 15th of the year following the year in which the Termination Date occurs.

Compensation Risks Assessment

As required by rules adopted by the SEC, management has assessed our compensation policies and practices with respect to all employees to determine whether risks arising from those policies and practices are reasonably likely to have a material adverse effect on us. In doing so, management considered various features and elements of the compensation policies and practices that discourage excessive or unnecessary risk taking. As a result of the assessment, we have determined that our compensation policies and practices do not create risks that are reasonably likely to have material adverse effects.

NON-EXECUTIVE DIRECTOR COMPENSATION

The following table sets forth the compensation awarded to, earned by, or paid to each person who served as a director during the fiscal year ended December 31, 2022, other than a director who also served as an executive officer:

	Fees
	Earned	Stock	Option
	or Paid in	Awards	Awards
Name	Cash ($) (1)	($) (2)	($) (3)	Total ($)
Scot Cohen	$60,500	$60,500	$-	$121,000
Wayne R. Walker	$70,500	$60,500	$-	$131,000
Michael Parris	$60,500	$60,500	$-	$121,000
Kimberly Sentovich	$70,500	$60,500	$-	$131,000
Kevin Sherman	$70,500	$60,500	$-	$131,000

(1)
Each non-employee director was paid $15,125 per quarter during the year ended December 31, 2022, which was paid on a quarterly basis in arrears, for their services on the Board. Each independent director that chaired a standing committee of the Board was paid an additional annual cash payment of $10,000, pro-rated for the period served in 2022.

(2)
In accordance with the Amended Board Plan, as defined below, on November 16, 2022, Messrs. Parris, Sherman, Cohen, Walker and Ms. Sentovich each received a total 22,579 shares of Common Stock for their services provided in the first quarter, second quarter and third quarter 2022. The number of shares was calculated based on the amount due Messrs. Parris, Sherman, Cohen, Walker and Ms. Sentovich at the end of each quarter, divided by the closing price of the stock on such date. Additionally, on March 6, 2023, Messrs. Parris, Sherman, Cohen, Walker and Ms. Sentovich each received 8,950 shares of Common Stock for services provided in the fourth quarter 2022.

(3)
As of December 31, 2022, the aggregate number of shares of Common Stock underlying outstanding options held by our non-employee directors were as follows: Mr. Cohen, 250,000 shares; Mr. Parris, 50,000 shares; Ms. Sentovich, 30,000 shares; Mr. Sherman, 30,000 shares; and Mr. Walker, 35,000 shares.

Additional Director Compensation Information

On April 1, 2021, the Board approved a new director compensation plan payable to all non-employee independent directors (“Amended Board Plan”). As revised, under the terms of the Amended Board Plan, non-employee independent directors receive $121,000 annually effective January 1, 2021, payable one-half in cash and one-half in restricted stock units to be settled in shares of the Company’s Common Stock, with 30% vesting immediately, and the remaining 70% vesting in monthly installments throughout the remainder of the year following the date of grant. In addition, each independent director that chairs a standing committee of the Board will receive an additional annual cash payment of $10,000, and any independent director serving as lead independent director of the Board will receive additional annual cash compensation of $25,000. In lieu of director compensation, the Executive Chairman, if any, is to be paid $121,000 annually, effective January 1, 2021, in addition to the grant of an option to purchase 100,000 shares of Common Stock with 30% vesting immediately and the remaining 70% vesting in equal monthly installments over the twelve months from the date of grant.

In addition to annual compensation paid to each member of the Board, each new director appointed to the Board shall receive an initial grant of options to purchase 30,000 shares of Common Stock at an exercise price based on the closing price of the Company’s Common Stock as reported on the Nasdaq Capital Market on the date of grant, which options shall expire, if not previously exercised, ten years from the date of grant, and shall vest as follows: (i) 50% on the one-year anniversary of the date of grant, and (ii) the remaining 50% in four equal quarterly installments over the following year.

Subsequent to the year ended December 31, 2022, the Company appointed two additional independent directors to the Board, Messrs. Bernstein and Salvas.  In connection with their appointment, the Company granted to each of Messrs. Bernstein and Salvas options to purchase 30,000 shares of Common Stock with an exercise price of $1.34 per share, which options expire ten years after the date of their grant and vest (i) 50% on the one-year anniversary of the date of grant, and (ii) the remaining 50% in four equal quarterly installments over the following year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of April 24, 2023, we had one class of voting stock outstanding: Common Stock. The following table sets forth information concerning shares of our Common Stock beneficially owned as of April 24, 2023 (unless otherwise noted), by:

●	each person or entity known by us to be the beneficial owner of 5% or more of the outstanding shares of Common Stock;

●	each person currently serving as director; and

●	each of our Named Executive Officers.

The share amounts in the table below are based on 41,371,923 shares of Common Stock issued and outstanding as of April 25, 2023. To our knowledge, except as otherwise indicated in the footnotes below, each person or entity has sole voting and investment power with respect to the shares of Common Stock set forth opposite such person’s or entity’s name. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities.

	Common Stock
Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class

Named Executive Officers and Directors:
Scot Cohen	5,226,357	(2)	12.6%
Kevin Mullins	366,938	(3)	*
Chris DeAlmeida	159,668	(4)	*
Michael Parris	308,374	(5)	*
Kimberly Sentovich	69,932	(6)	*
Kevin Sherman	74,182	(7)	*
Wayne R. Walker	113,731	(8)	*
Bruce Bernstein	100		*
Marc Savas	-		*
All directors and named executive officers as a group (9 persons)	6,445,436		15.6%
5% Shareholders
Elwood G. Norris	6,472,457	(9)	15.6%

* less than 1%

(1)	Except as otherwise indicated, the business address for these beneficial owners is c/o the Company, 1817 W 4th Street, Tempe, Arizona 85281.

(2)	Includes 4,976,357 shares held by Mr. Cohen and 250,000 shares underlying stock options that may be exercised within 60 days from April 24, 2023.

(3)	Includes 248,023 shares held by Mr. Mullins and 118,915 shares underlying stock options that may be exercised within 60 days from April 24, 2023.

(4)	Includes 159,668 shares held by Mr. DeAlmeida and 0 shares underlying stock options that may be exercised within 60 days from April 24, 2022.

(5)	Includes 258,374 shares held by Mr. Parris and 50,000 shares underlying stock options that may be exercised within 60 days from April 24, 2023.

(6)	Includes 39,932 shares held by Ms. Sentovich and 30,000 shares underlying stock options that may be exercised within 60 days from April 24, 2023.

(7)	Includes 44,182 shares held by Mr. Sherman and 30,000 shares underlying stock options that may be exercised within 60 days from April 24, 2023.

(8)	Includes 83,731 shares held by Mr. Walker Norris directly and 30,000 shares beneficially owned by Mr. Elwood Norris through his family trust.

(9)	Includes 1,000,904 shares held by Mr. Elwood Norris directly and 5,471,553 shares beneficially owned by Mr. Elwood Norris through his family trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Company is obligated to pay royalties and development and patent costs pursuant to an exclusive Amended and Restated Intellectual Property License Agreement dated September 30, 2016, with Syzygy, a company owned and controlled by a stockholder of the Company, Mr. Elwood Norris, and a former officer of the Company, Mr. James Barnes. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000,000 in royalties or until September 30, 2026, whichever occurs earlier. During the years ended December 31, 2022, and 2021 the Company incurred royalties to Syzygy of $270,520 and $278,497, respectively.

Commencing in October 2017, the Company began reimbursing Mr. Elwood Norris, a stockholder of the Company, $1,500 per month on a month-to-month basis for laboratory facility costs and $7,000 per month on a month-to month basis for invention consulting services, for an aggregate of $108,000 during each of the years ended December 31, 2022, and 2021.

Director Independence

Our Board has reviewed the independence of our directors based on the listing standards of the Nasdaq Stock Market (“Nasdaq”). Based on this review, the Board of Directors determined that Messrs. Walker, Sherman, Parris, Bernstein, Savas and Ms. Sentovich are independent, as defined in Rule 5605(a)(2) of the Nasdaq rules. In making this determination, our Board considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our Board deemed relevant in determining their independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Upon recommendation of the Audit Committee of the Board of Directors, the Board appointed Rosenberg Rich Baker Berman, P.A. (“RRBB”) as our independent registered public accounting firm for the year ending December 31, 2023. The Board may terminate the appointment of RRBB as the Company’s independent registered public accounting firm without the approval of the Company’s stockholders whenever the Board deems such termination necessary or appropriate.

Audit Fees

The following table presents fees billed by RRBB for professional services rendered for the fiscal years ended December 31, 2022 and 2021:

	2022	2021
Audit fees (1)	$109,200	$74,000
Audit related fees (2)	3,897	10,000
Tax fees (3)		-
All other fees (4)		-
Total	$113,097	$84,000

(1)
Audit fees include fees and expenses for professional services rendered in connection with the audit of our financial statements for those years, reviews of the interim financial statements that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)
Audit related fees consist of fees billed for assurance related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees”. Included in audit related fees are fees and expenses related to reviews of registration statements and SEC filings other than annual reports on Form 10-K and quarterly reports on Form 10-Q.

(3)
Tax fees include the aggregate fees billed during the fiscal year indicated for professional services for tax compliance, tax advice and tax planning. No such fees were billed by RRBB for 2022 or 2021.

(4)	All other fees consist of fees for products and services other than the services reported above. No such fees were billed by RRBB for 2022 or 2021.

Audit Committee Pre-Approval Policies and Procedures

All audit and non-audit services are pre-approved by the Audit Committee and were pre-approved by the full Board prior to the formation of the Audit Committee in November 2018, which considers, among other things, the possible effect of the performance of such services on the registered public accounting firm’s independence. The Audit Committee pre-approves the annual engagement of the principal independent registered public accounting firm, including the performance of the annual audit and quarterly reviews for the subsequent fiscal year, and pre-approves specific engagements for tax services performed by such firm. The Audit Committee has also established pre-approval policies and procedures for certain enumerated audit and audit related services performed pursuant to the annual engagement agreement, including such firm’s attendance at and participation at Audit Committee and Board meetings; services of such firm associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as comfort letters and consents; such firm’s assistance in responding to any SEC comment letters; and consultations with such firm as to the accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standards or interpretations by the SEC, Public Company Accounting Oversight Board (“PCAOB”), Financial Accounting Standards Board (“FASB”), or other regulatory or standard-setting bodies. The Audit Committee is informed of each service performed pursuant to its pre-approval policies and procedures.

The Audit Committee has considered the role of RRBB in providing services to us for the year ended December 31, 2022, and has concluded that such services are acceptable with such firm’s independence.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

Auditor Independence

Our Audit Committee and our full Board considered that the work done for us in the years ended December 31, 2022, and 2021, respectively, by RRBB was performed while maintaining the independence of RRBB.

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

Date: February 27, 2023

The Audit Committee has reviewed and discussed with management and Rosenberg Rich Baker Berman, P.A., our independent registered public accounting firm, the audited consolidated financial statements in the Wrap Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2022.

Rosenberg Rich Baker Berman, P.A. also provided the Audit Committee with the written disclosures and the letter required by the applicable requirements of the PCAOB regarding the independent auditor’s communication with the Audit Committee concerning independence. The Audit Committee has discussed with the registered public accounting firm their independence from our Company.

Based on its discussions with management and the registered public accounting firm, and its review of the representations and information provided by management and the registered public accounting firm, including as set forth above, the Audit Committee recommended to our Board that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Respectfully Submitted, Kimberly Sentovich, Committee Chair Michael Parris Kevin Sherman

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents were filed as a part of Original Filing:
	(1)	Financial Statements. The financial statements of Wrap Technologies, Inc. included in Part II, Item 8 of the Original filing.

	(2)	Financial Statement Schedules. All schedules were omitted from the Original Filing because they were not applicable or the required information was shown in the financial statements or notes thereto.

	(3)	Exhibits. The exhibits listed on the Exhibit Index of the Original Filing.

(b)		The exhibit list in the Exhibit Index immediately preceding the signature page of this Amendment are being filed as part of this Amendment.

Exhibit Number	Description

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

10.27
Separation Agreement and Release of Claims, dated April 14, 2023, by and between Wrap Technologies, Inc. and TJ Kennedy. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 19, 2023.

14.1	Code of Ethics of the Registrant Applicable to Directors, Officers and Employees. Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K, filed on March 4, 2021.
21.1	Subsidiaries of Wrap Technologies, Inc. Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed on March 4, 2021.
23.1	Consent of Independent Registered Public Accounting Firm - Rosenberg Rich Baker Berman, P.A. **
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
32.1
Certifications pursuant to 18 USC. Section 1350. This certification is being furnished solely to accompany this Annual Report on Form 10-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company.**

Extensible Business Reporting Language (XBRL) Exhibits**

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
** Previously filed.
+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tempe, State of Arizona, on the 1st day of May, 2023.

WRAP TECHNOLOGIES, INC

Date: May 1, 2023	By:	/s/ Chris DeAlmeida
Chris DeAlmeida
Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)