Form 10-Q
period 2023-03-31
WRAP TECHNOLOGIES, INC.
filed 2023-05-10
CIK 1702924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023 a total of 41,663,868 shares of the Registrant’s common stock, par value $0.0001, (“Common Stock”) were issued and outstanding.

WRAP TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wrap Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$9,503	$5,330
Short-term investments	6,500	13,949
Accounts receivable and contract assets, net	1,151	2,830
Inventories, net	5,626	3,975
Prepaid expenses and other current assets	858	775
Total current assets	23,638	26,859
Property and equipment, net	655	758
Operating lease right-of-use asset, net	259	285
Intangible assets, net	2,618	2,569
Other assets	70	100
Total assets	$27,240	$30,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,376	$1,419
Accrued liabilities	1,736	1,463
Customer deposits	1	-
Deferred revenue- short term	169	166
Operating lease liability - short term	111	108
Total current liabilities	3,393	3,156

Long-term liabilities:
Deferred revenue- long term	122	167
Operating lease liability - long term	164	193
Total long-term liabilities	286	360
Total liabilities	3,679	3,516

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; none issued and outstanding	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 41,270,300 and 41,175,993 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	94,961	94,333
Accumulated deficit	(71,404)	(67,376)
Accumulated other comprehensive loss	-	94
Total stockholders' equity	23,561	27,055
Total liabilities and stockholders' equity	$27,240	$30,571

See accompanying notes to unaudited condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Product sales	$616	$1,462
Other revenue	95	137
Total revenues	711	1,599
Cost of revenues	359	932
Gross profit	352	667

Operating expenses:
Selling, general and administrative	3,540	4,606
Research and development	1,072	1,495
Total operating expenses	4,612	6,101
Loss from operations	(4,260)	(5,434)

Other income (expense):
Interest income	236	2
Other	(4)	-
	232	2
Net loss	$(4,028)	$(5,432)

Net loss per basic and diluted common share	$(0.10)	$(0.13)
Weighted average common shares used to compute net loss per basic and diluted common share	41,415,808	40,907,266

Comprehensive loss:
Net loss	$(4,028)	$(5,432)
Net unrealized gain (loss) on short-term investments	-	(23)
Comprehensive loss	$(4,028)	$(5,455)

See accompanying notes to unaudited condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2023	41,175,993	$4	$94,333	$(67,376)	$94	$27,055
Common shares issued upon exercise of stock options	250	-	-	-	-	-
Share-based compensation expense	-	-	628	-	-	628
Common shares issued upon vesting of restricted stock units	94,057	-	-	-	-	-
Settlement – US Treasury bills	-	-	-	-	(94)	(94)
Net loss for the period	-	-	-	(4,028)	-	(4,028)
Balance at March 31, 2023	41,270,300	$4	$94,961	$(71,404)	$-	$23,561

Balance at January 1, 2022	40,851,945	$4	$91,025	$(49,759)	$(6)	$41,264
Common shares issued upon exercise of stock options	50,000	-	75	-	-	75
Share-based compensation expense	-	-	1,029	-	-	1,029
Common shares issued upon vesting of restricted stock units	49,252	-	-	-	-	-
Net unrealized gain (loss) on short-term investments	-	-	-	-	(23)	(23)
Net loss for the period	-	-	-	(5,432)	-	(5,432)
Balance at March 31, 2022	40,951,197	$4	$92,129	$(55,191)	$(29)	$36,913

See accompanying notes to unaudited condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(4,028)	$(5,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	200	183
Share-based compensation	628	1,209
Warranty provision	(33)	12
Non-cash lease expense	26	24
Provision for doubtful accounts	(8)	18
Changes in assets and liabilities:
Accounts receivable	1,687	(398)
Inventories	(1,652)	(304)
Prepaid expenses and other current assets	(83)	133
Accounts payable	(42)	(51)
Operating lease liability	(26)	(21)
Customer deposits	1	(43)
Accrued liabilities and other	306	37
Warranty settlement	(1)	(54)
Deferred revenue	(42)	17
Net cash used in operating activities	(3,067)	(4,850)

Cash Flows From Investing Activities:
Purchase of short-term investments	(2,645)	(4,996)
Proceeds from maturities of short-term investments	10,000	10,000
Capital expenditures for property and equipment	(15)	(81)
Investment in patents and trademarks	(131)	(69)
Investment in long-term deposits	-	(2)
Proceeds from long-term deposits	31	-
Net cash provided by investing activities	7,240	4,852

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	-	75
Net cash provided by financing activities	-	75

Net decrease in cash and cash equivalents	4,173	77
Cash and cash equivalents, beginning of period	5,330	4,937
Cash and cash equivalents, end of period	$9,503	$5,014

Supplemental Disclosure of Non-Cash Investing
and Financing Activities:
Change in unrealized gain on short-term investments	$(94)	$(23)
Right-of-use asset and liability recorded during period	$-	$335

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

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), as filed with the SEC on March 2, 2023. The accompanying condensed consolidated balance sheet at December 31, 2022, has been derived from the audited consolidated balance sheet at December 31, 2022, contained in the Annual Report. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

Loss per Share

Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per Common Share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential Common Stock instruments outstanding to be antidilutive. Stock options and restricted stock units exercisable or issuable for a total of 5,127,830 and 5,350,111 shares of Common Stock were outstanding at March 31, 2023, and 2022, respectively. These securities are not included in the computation of diluted net loss per common share for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

Recent Issued Accounting Guidance

The Company has reviewed recently issued, but not yet effective, accounting pronouncements and does not believe the future adoptions of any such pronouncements will be expected to cause a material impact on its financial condition or the results of operations.

2.          REVENUE AND PRODUCT COSTS

Revenue consists of product revenue and other revenue. Product sales include BolaWrap products and accessories. Other revenue includes VR revenues, service, training and shipping revenues.

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced, and a receivable is recorded. A contract asset is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. The Company may receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below details the activity in our contract liabilities during the three months ended March 31, 2023.

	Customer	Deferred
	Deposits	Revenue
Balance at January 1, 2023	$-	$333
Additions, net	1	30
Transfer to revenue	-	(72)
Balance at March 31, 2023	$1	$291
Current portion	$1	$169
Long-term portion	$-	$122

At March 31, 2023, the Company’s deferred revenue of $291 consisted of $175 related to VR and $10 related to training and $106 related to BolaWrap extended warranties and services. At December 31, 2022, the Company’s deferred revenue of $333 consisted of $198 related to VR, $11 related to training and $124 related to BolaWrap extended warranties and services.

The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract.

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

The Company’s cash equivalent Money Market Funds and short-term investments consisting of U.S. Treasury bill securities and Certificate of Deposits are classified as Level I because they are valued using quoted market prices.

The following table shows the Company’s cash and cash equivalents, Money Market Funds and short-term investments by significant investment category as of March 31, 2023, and December 31, 2022.

	As of March 31, 2023
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$2,764	$-	$-	$2,764
U.S. Treasury securities in short-term investments	-	-	-	-
Certificate of Deposits	6,500	-	-	6,500
Total Financial Assets	$9,264	$-	$-	$9,264

	As of December 31, 2022
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$3,004	$-	$-	$3,004
U.S. Treasury securities in short-term investments	9,849	100	-	9,949
Certificate of Deposits	4,000	-	-	4,000
Total Financial Assets	$16,853	$-	$-	$16,953

Unrealized gains or losses resulting from our short-term investments are recorded in accumulated other comprehensive gain or loss as they are classified as available for sale. During the three months ended March 31, 2023 and 2022, a $0 and $(23) was recorded to accumulated other comprehensive gain (loss), respectively.

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

4.          INVENTORIES, NET

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. Inventories consisted of the following:

	March 31, 2023	December 31, 2022
Finished goods	$3,717	$2,293
Work in process	-	-
Raw materials	1,909	1,682
Inventories - net	$5,626	$3,975

5.          PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31, 2023	December 31, 2022
Production and lab equipment	$503	$513
Tooling	451	448
Computer equipment	553	531
Furniture, fixtures and improvements	181	181
	1,688	1,673
Accumulated depreciation	(1,033)	(915)
Property and equipment, net	$655	$758

Depreciation expense was $118 and $113 for the three months ended March 31, 2023 and 2022, respectively.

6.          INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	March 31, 2023	December 31, 2022
Amortizable intangible assets:
Patents	$701	$575
Trademarks	155	150
Purchased software	1,962	1,962
	2,818	2,687
Accumulated amortization	(544)	(462)
Total amortizable	2,274	2,225
Indefinite life assets (non-amortizable)	344	344
Total intangible assets, net	$2,618	$2,569

Amortization expense was $82 and $70 for the three months ended March 31, 2023 and 2022, respectively.

At March 31, 2023, future amortization expense is as follows:

2023 (9 months)	$330
2024	518
2025	513
2026	309
2027	42
Thereafter	562
Total estimated amortization expense	$2,274

7.          ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $24 and $127 due to related party Syzygy Licensing, LLC (“Syzygy”) as of March 31, 2023 and December 31, 2022, respectively. See Notes 11 for additional information on this related party.

Accrued liabilities consist of the following:

	March 31, 2023	December 31, 2022
Patent and legal costs	$129	$135
Accrued compensation	1,352	1,100
Warranty costs	91	125
Taxes and other	164	103
	$1,736	$1,463

Accrued compensation includes $1,005 and $1,022 in employee bonuses and commissions payable at March 31, 2023 and December 31, 2022, respectively.

Changes in our estimated product warranty costs were as follows:

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$125	$96
Warranty settlements	(1)	(54)
Warranty provision	(33)	12
Balance, end of period	$91	$54

8.          STOCKHOLDERS' EQUITY

The Company’s authorized capital consists of 150,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”).

9.          SHARE-BASED COMPENSATION

On March 31, 2017, the Company adopted, and the stockholders approved, the 2017 Stock Incentive Plan (the “Plan”) authorizing 2,000,000 shares of Common Stock for issuance as awards to employees, directors or consultants. In May 2019, the stockholders ratified an increase in the Plan authorizing an additional 2,100,000 shares of Common Stock, in June 2020 ratified an additional 1,900,000 shares of Common Stock, in June 2021 ratified an additional 1,500,000 shares of Common Stock and in June 2022 ratified an additional 1,500,000 shares of Common Stock, for a total of 9,000,000 shares subject to the Plan. At March 31, 2023, there were 2,735,102 shares of Common Stock remaining available for grant under the Plan.

The Company generally recognizes share-based compensation expense on the grant date and over the period of vesting or period that services will be provided. In January 2022 the Company recognized severance acceleration of $242 of share-based compensation expense resulting from the resignation of the Company’s Chief Executive Officer as part of a management transition plan.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2023:

		Weighted Average
	Options on		Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding January 1, 2023	5,491,399	$3.72	5.96	$92
Granted	-	$0
Exercised	(250)	$1.50
Forfeited, cancelled, expired	(1,300,287)	$5.33
Outstanding March 31, 2023	4,190,862	$3.15	7.49	$98
Exercisable March 31, 2023	1,299,771	$3.74	4.11	$96

At March 31, 2023, there were 2,576,632 service-based stock options outstanding, and 1,614,230 performance-based stock options outstanding, which performance-based stock options were granted in April 2022 to the Company’s former Chief Executive Officer and President, subject to future market capitalization targets. 1,049,145 of the 4,190,862 stock options granted included in the table above were granted in April 2022 outside the Plan as an employment inducement grant, but are subject to the terms and conditions of the Plan.

The Company uses the Black-Scholes option pricing model to determine the fair value of service-based options granted. The following table summarizes the assumptions used to compute the fair value of options granted to employees and non-employees:

	For the Three Months
	Ended March 31,
	2023	2022
Expected stock price volatility	0%	49%
Risk-free interest rate	0%	1.57%
Expected dividend yield	0%	0%
Expected life of options - years	0	1.39
Weighted-average fair value of options granted	$0	$1.72

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

The Company used the Monte Carlo Simulation Model to value at the grant date the aggregate of 1,614,230 market condition performance options granted in April 2022 to the Company’s former Chief Executive Officer and President. The assumptions used in the Monte Carlo Simulation were stock price on date of grant of $2.89, contract term of 10 years, expected volatility of 49% and risk-free interest rate of 2.9%. Vesting is based on sustained market capitalization of $250 million, $500 million and $1 billion and resulted in implied service periods ranging from approximately 4 to 7 years.

Stock option expense was $313 and $737 for the three months ended March 31, 2023 and 2022, respectively.

Restricted Stock Units

The Plan provides for the grant of restricted stock units (“RSUs”). RSUs are settled in shares of the Company’s Common Stock as the RSUs become vested. The following table summarizes RSU activity for the three months ended March 31, 2023:

		Weighted Average	Weighted Average
	Service-Based	Grant Date	Vesting
	RSU's	Fair Value	Period (Years)
Unvested at January 1, 2023	922,057	$2.88	2.11
Granted - service based	124,862	$1.84
Vested	(106,565)	$2.87
Forfeited and cancelled	(3,386)	$5.52
Unvested at March 31, 2023	936,968	$2.56	1.99

RSU expense was $315 and $291 for the three months ended March 31, 2023 and 2022, respectively.

Share-Based Compensation Expense

The Company recorded share-based compensation for options and RSUs in its statements of operations for the relevant periods as follows:

	Three Months Ended March 31,
	2023	2022
Selling, general and administrative	$562	$894
Research and development	66	135
Total share-based expense	$628	$1,029

As of March 31, 2023, total estimated compensation cost of stock options granted and outstanding but not yet vested was $3,061 which is expected to be recognized over the weighted average period of 3.23 years. As of March 31, 2023, total estimated compensation cost of RSUs granted and outstanding but not yet vested was $1,700 which is expected to be recognized over the weighted average period of 1.99 years.

10.          DEFINED CONTRIBUTION PLAN

The Company has a defined contribution savings plan for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. This plan was formed on January 1, 2022. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company’s contributions for the three months ended March 31, 2023 and year ended December 31, 2022 was $0 respectively.

11.          COMMITMENTS AND CONTINGENCIES

Related Party Technology License Agreement

The Company is obligated to pay royalties and development and patent costs pursuant to an exclusive Amended and Restated Intellectual Property License Agreement dated as of September 30, 2016, with Syzygy, a company owned and controlled by stockholder/consultant Mr. Elwood Norris and stockholder/consultant Mr. James Barnes. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000 in royalties or until September 30, 2026, whichever occurs earlier. The Company recorded $24 and $49 for royalties during the three months ended March 31, 2023 and 2022, respectively. Maximum payout still available under this arrangement is $257.

Service Provider Agreement

Pursuant to the Professional Services and Technology Acquisition Agreement (the “Agreement”) entered into with Lumeto, Inc. and Spatial Industries Group, Inc. (collectively, “Service Provider”) on November 22, 2022, as amended on April 2, 2023, which Agreement, provided that the Service Provider provide to the Company certain technology, services, and perpetual licenses for use within the Company’s Wrap Reality virtual simulation training platform (the “Technology, Services, and License”), in consideration for a cash payment of $700to the Service Provider.

Purchase Commitments

At March 31, 2023, the Company was committed for approximately $3,493 for future component deliveries that are generally subject to modification or rescheduling in the normal course of business.

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

12.          RELATED PARTY TRANSACTIONS

Commencing in October 2017 the Company began reimbursing Mr. Elwood Norris, a former officer and current stockholder and consultant of the Company, $1.5 per month on a month-to-month basis for laboratory facility expense, for an aggregate of $4.5 during the three months ended March 31, 2023, and 2022, respectively. Mr. Norris retired as the Company’s Chief Technology Officer effective June 30, 2021, and commencing July 1, 2021, was engaged as a month-to-month consultant. A greater than 10% stockholder, Mr. Norris was paid a monthly fee of $7.5 per month for aggregate consulting payments of $22.5 during each of the three months ended March 31, 2023 and 2022.

See Notes 7 and 11 for additional information on related party transactions and obligations.

13.          MAJOR CUSTOMERS AND RELATED INFORMATION

For the three months ended March 31, 2023, revenues from two distributors accounted for approximately 28% and 15% of revenues with no other single customer accounting for more than 10% of total revenues. For the three months ended March 31, 2022, revenues from two distributors accounted for approximately 25% and 14% of revenues with no other single customer accounting for more than 10% of total revenues.

At March 31, 2023, accounts receivable from one distributor accounted for 41% of net accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2022, accounts receivable from one distributor accounted for 70% of net accounts receivable.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer’s delivery location:

	For the Three Months
	Ended March 31,
	2023	2022
Americas	$710	$1,194
Europe, Middle East and Africa	1	174
Asia Pacific	0	231
Total	$711	$1,599

14.          SUBSEQUENT EVENTS

On April 17, 2023, Kevin Mullins was named Chief Executive Officer. In connection with Mr. Mullins' appointment, TJ Kennedy agreed to immediately step down as the Company’s Chief Executive Officer and a member of the Board of Directors (the “Board”). Additionally, on April 17, 2023 the Company performed a reduction in force that resulted in changes in the composition of the executives of the Company. As part of the reduction in force, Glenn Hickman stepped down as Chief Operating Officer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and with our audited financial statements and other information presented in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”). The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “will,” “could,” “would,” or the negative or plural of such words and similar expressions or variations of such words are intended to identify forward-looking statements,but are not the only means of identifying forward-looking statements. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Report and in our other filings with the Securities and Exchange Commission (“SEC”), including particularly matters set forth under Part I, Item 1A (Risk Factors) of the Annual Report. Furthermore, such forward-looking statements speak only as of the date of this Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For purposes of Management's Discussion and Analysis within this Report, all monetary amounts are stated in thousands except for par values and per share amounts, unless otherwise stated.

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

We focus our efforts on the following products and services:

BolaWrap Remote Restraint Device – is a hand-held remote restraint device that discharges a seven and half-foot Kevlar tether to entangle an individual at a range of 10-25 feet. BolaWrap assists law enforcement to safely and effectively control encounters early in the use of force continuum without resorting to painful force options.

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

Management Changes

On April 17, 2023, Kevin Mullins was named Chief Executive Officer.  In connection with Mr. Mullins' appointment, TJ Kennedy agreed to immediately step down as the Company’s Chief Executive Officer and a member of the Board of Directors (the “Board”).  Additionally, on April 17, 2023 the Company performed a reduction in force that resulted in changes in the composition of the executives of the Company.  As part of the reduction in force, Glenn Hickman stepped down as Chief Operating Officer.

Business Outlook and Challenges

We believe our Company's products and solutions are gaining global recognition and awareness through active use across multiple agencies and continued acceptance worldwide as well as various marketing channels such as demos, social media, trade shows, and media exposure, among others. In part, this recognition and awareness can be attributed to positive feedback from law enforcement agencies and the successful deployment of our products. As a result, our brand, Wrap, is becoming increasingly recognized on a global scale as a leader in remote restraint and non-lethal solutions.

In addition, we are focused on aggressive marketing and public relations efforts. We are confident in the potential market opportunities for our remote restraint and virtual reality solutions in the law enforcement and security sectors worldwide. These opportunities are driven by the increasing demand for less-lethal policing.

In the law enforcement sector, our BolaWrap product has been successfully deployed in the field, as reported by many agencies. BolaWrap is now in use by almost 1,000 US law enforcement agencies and in 59 countries. Due to its safe remote restraint capabilities, many agencies do not deem its usage a categorical reportable use of force and rather place it underneath early use of force such as handcuffs. We train law enforcement agencies deploy BolaWrap when verbal commands breakdown but long before there is justifiable escalation to pain inducing tools such as: pepper spray, pepper ball, batons, bean bags, tasers or Conducted Electrical Weapons (CEW’s) or firearms.

Some agencies voluntarily report usage to Wrap but many do not. In the usage reports we have been provided; officers have reported successful outcomes in 83% of the use cases. This percentage is higher than what is often seen with less lethal tools. From the information we have been provided, the most common BolaWrap use case is for individuals with behavioral health issues, and the second most common BolaWrap use case is during domestic violence calls. Twenty-six percent of the reported persons who are wrapped with the BolaWrap are thought to be under the influence of alcohol or drugs.

There are many reasons why we may not receive reports on all the use of the BolaWrap, including, when uses of BolaWrap are considered evidence in ongoing criminal cases, are controlled by local policy or regulation, or require officer and union and other released to be shared with us. However, many agencies have shared bodycam footage of successful field deployments with us, which we may use in our training and education efforts. We believe that as the reports of BolaWrap's effectiveness in de-escalation continue to increase, it will contribute to our future revenue growth.

Management anticipates that our portfolio of safe, remote restraint products and training services has a strong and expanding pipeline of market opportunities in the law enforcement, military, corrections, and homeland security sectors both domestically and internationally. With the increasing demand for more humane and safer policing practices, we expect a continued surge in our global business. Currently, we are exploring major international business prospects while simultaneously seeking to establish relationships with large police agencies in the US. However, we acknowledge that it is challenging to predict the exact timeline for closing these deals, or whether they will ultimately materialize.

As part of our efforts to expand our sales and distribution operations, we provide a comprehensive training program for law enforcement officers and trainers in using the BolaWrap. This training equips them with knowledge about the appropriate use and limitations of BolaWrap in tandem with modern policing techniques for de-escalation of encounters. We now focus on also teaching when and why BolaWrap should be used, including the specific area of success (i.e., after verbal commands break down and before the law enforcement officer is ready to escalate to pain compliance tools. Management believes that law enforcement trainers and officers who have been trained to use our products, or have witnessed demonstrations, are more inclined to support the acquisition and deployment of our products by their respective departments to drive successful outcomes. As of March 31, 2023, over 1,390 agencies have received BolaWrap training with over 4,660 training officers at those agencies certified as BolaWrap instructors and qualified to train the rest of their departments, representing a 31% increase in agencies and a 26% increase in trained officers as compared to March 31, 2022.

Operating expenses for the three months ended March 31, 2023 reduced by $1.489 million or 24% as compared to the three months ended March 31, 2022. While we made significant strides in reducing quarterly operating expenses in 2022, we believe it is imperative to continue to further reduce operating expenses to align with sales forecasts, while still allowing room for continued growth of revenue.  As a result, in April, we implemented several additional cost reduction measures that are expected to lower certain operating expenses and allow the Company to transition to a just-in-time production model that aligns with sales forecasts. Management believes that by taking these measures, the Company will be on an accelerated path to sustained profitability.

These changes are expected to generate a minimum quarterly reduction in operating expenses of $1.5 million, or $6 million on an annual basis. However, the Company does anticipate incurring additional one-time operating expenses during the second quarter of 2023 due to severance charges associated with the changes in management.

Management is confident that implementing these strategic changes will lead to substantial sales growth and put us on a path towards sustainable profitability. Although geopolitical tensions and macroeconomic challenges have affected our quarterly results in the past and may in the future, we believe our firm is uniquely positioned to provide lifesaving technologies and training that enable law enforcement officers worldwide to conduct safe and effective encounters while reducing the use of force. If departments follow our newly released Use of Force Guarantee requirements, we are confident enough to offer that in 12 months we would buy their BolaWrap devices back if they do not reduce their reportable use of force by 10%. With an increasing addressable market, Wrap offers a unique value proposition. Our improved pricing strategy, coupled with reduced operating expenses and our growing sales outlook, is expected to help reduce losses and improve cash flow in the future.

Looking ahead to the coming years, we plan to increase the number of product demonstrations and training sessions, particularly in international markets. Our new focus on the when and why BolaWrap is used is already showing improved results. This is a departure of the hardware product only approach of the past. Our sales of the BolaWrap 150 and Wrap Reality are expected to continue to rise, aided by our ongoing cost savings and cost control measures, which should lead to an overall reduction in cash burn.

Due to the recent changes in leadership, Wrap will be re-evaluating its previously communicated outlook and guidance for fiscal year 2023. The Board recognizes the importance of providing new leadership with sufficient time to conduct an independent assessment of Wrap's existing pipeline, near-term opportunities, and resource requirements.

At March 31, 2023 we had backlog of approximately $21 thousand expected to be delivered in the second quarter of 2023. Additionally, we had deferred revenue of $291 thousand expected to be recognized generally over the next five years. Our deferred revenue mostly is from Wrap Reality subscription and other revenue. We expect our deferred revenue to grow in future years due to the SaaS business model on Wrap Reality. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation, in the normal course of business.

Since inception, we have generated significant losses from operations and anticipate that we will continue to generate significant losses from operations for the foreseeable future. We believe that we have adequate financial resources to sustain our operations for the next year. We reduced our net loss during the three months ended March 31, 2023 by more than $1.401 million as compared to the three months ended March 31, 2022. Net cash used in operations during the three months ended March 31, 2023 was $1.783 million less than cash used in operations during the three months ended March 31, 2022. This improvement was a result of our strategic roadmap as well as our cost control measures implemented in Q2, Q3 and Q4 of our last fiscal year, and Q1 of this fiscal year.

We expect that we will continue to innovate new applications for our public safety technology, open new geographies, develop new products and technologies to meet diverse customer requirements and identify and develop new markets for our products.

We believe that our sales during the three months ended March 31, 2023 were impacted by the timing of new orders and associated budgeting from our customer.  For the year ended December 31, 2022, our results were significantly adversely affected by the shift to our BolaWrap 150 product and the discontinuation of the BolaWrap 100 production line, along with the limited ability to demonstrate and train customers in 2021 due to the COVID-19 pandemic, particularly internationally.

Supply chain disruptions have also affected our operations and could negatively impact our ability to source materials, manufacture and distribute products. Moreover, financial markets are experiencing significant volatility, which could potentially affect our ability to enter into or modify favorable terms and conditions regarding equity and debt financing activities. Nevertheless, we currently have $16 million in cash and cash equivalents and short-term investments as of March 31, 2023, which we believe provides sufficient capital to fund our operations for the next twelve months and absorb the potential near-term impacts of the pandemic and other economic uncertainty. However, liquidity constraints and access to capital markets could still negatively affect our liquidity and require changes to our investment strategy.

We acknowledge that the work carried out by our employees and associates is critical and essential, as per various published standards. We have taken several measures to ensure the safety and security of our employees, while also ensuring the availability and functionality of our critical infrastructure. In compliance with the guidelines issued by the Centers for Disease Control and local authorities, we have implemented COVID-19 safety measures in the workplace. Nevertheless, we recognize that events related to the COVID-19 pandemic or other global pandemics could potentially result in lost or delayed revenue for our Company. These events include restrictions on our suppliers' ability to meet delivery requirements and commitments, employees' inability to perform their work due to illness caused by a pandemic or local, state, or federal mandates requiring employees to stay home. Delays in carriers' ability to deliver our products to customers, unforeseen deviations from customers or foreign governments restricting the ability to conduct business, and customers' inability to pay us on a timely basis, if at all, could also limit our revenue.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Other than the planned production change requiring a new estimate of exit expense, there were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the period ended March 31, 2023. Our accounting policies are more fully described in Note 1. Organization and Summary of Significant Accounting in the notes to our audited consolidated financial statements included in the Annual Report.

Recent Accounting Pronouncements

New pronouncements issued for future implementation are discussed in Note 1. Organization and Summary of Significant Accounting Policies of our financial statements.

Segment and Related Information

The Company operates as a single segment. The Company’s chief operating decision maker is its Chief Executive Officer, who manages operations for purposes of allocating resources. Refer to Note 13. Major Customers and Related Information, in our financial statements for further discussion.

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

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Report.

	Three Months Ended March 31,		Change
	2023	2022	$	%
Revenues:
Product sales	$616	$1,462	$(846)	(58)%
Other revenue	95	137	(42)	(31)%
Total revenues	711	1,599	(888)	(56)%
Cost of revenues	359	932	(573)	(61)%
Gross profit	352	667	(315)	(47)%

Operating expenses:
Selling, general and administrative	3,540	4,606	(1,066)	(23)%
Research and development	1,072	1,495	(423)	(28)%
Total operating expenses	4,612	6,101	(1,489)	(24)%
Loss from operations	$(4,260)	$(5,434)	$1,174	(22)%

Revenue

We reported net revenue of $711 thousand for the three months ended March 31, 2023, as compared to $1.6 million for the quarter ended March 31, 2022, a 56% decrease over the prior year. International revenues decreased from $405 thousand for the three months ended March 31, 2022 to $1 thousand for the three months ended March 31, 2023. We believe that our sales during the three months ended March 31, 2023 were impacted by the timing of new orders and associated budgeting from our customer. We also incurred discounts of $22 thousand during the three months ended March 31, 2023, as a result of promotional programs designed to encourage customers to upgrade to the BolaWrap 150. Gross sales were $733 million for the three months ended March 31, 2023, before such discounts. The discounts compares to normal business discounts of $388 thousand in the comparable quarter of the prior year. We expect a decline to minimal discounts in 2023 as we have phased out our promotional upgrade offer.

International revenues generally consist of larger orders with the end user being large, centralized government agencies. These orders continue to be lumpy and difficult to predict as to both timing and amount. International orders anticipated in the second quarter of 2022 were delayed significantly due to the changeover from the BolaWrap 100 but those orders for BolaWrap 150 are anticipated in future quarters. Some key international customers had approved the BolaWrap 100 and even purchased just prior to our announcement of the BolaWrap 150 a significant number of devices and cartridges. Because of the large size of these agencies, they wanted to grow on a single device and not multiple devices, but Wrap management made the decision to shut down the BolaWrap 100 product line for new devices in 2021. We believe that revenue during the fiscal year 2023 will increase overall compared to the revenue recorded during 2022 due to growth of domestic sales and anticipated international orders from a robust pipeline, although no assurances can be given. We believe based on pipeline that these larger international deals are more likely to book and ship in the latter half of 2023.

We incurred product promotional costs of $54 thousand during the three months ended March 31, 2023, related primarily to BolaWrap 150 demonstration products and the cost of training products and accessories delivered to law enforcement agencies that were expensed as marketing costs. We are responding to increased demand for training as a result of expanded product and brand awareness and increased successful field use by agencies but due to awareness expect reductions in product promotional costs from the prior year.

We had $291 thousand of deferred revenue at March 31, 2023, of which $175 thousand related to VR, $10 thousand was related to training and $106 thousand related to BolaWrap extended warranties and services. As we potentially secure increased bookings for Wrap Reality, as well as BolaWrap extended warranties, we expect our deferred revenue to grow in future quarters.

At March 31, 2023, we had backlog of $21 thousand expected to be delivered in the second quarter of 2023. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instance’s cancellation in the normal course of business.

Gross Profit

Our gross profit for the three months ended March 31, 2023 was $352 thousand, or a gross margin of 50%. Our gross profit for the three months ended March 31, 2022, was $667 thousand resulting in a gross margin of 42%. The Fiscal 2022 gross profit represented an 87% increase over prior year as a result of rolling out the BolaWrap 150 product, selling price adjustments implemented in September of 2022, and a reduction of promotional pricing, offset by some supply chain issues and inventory adjustments.

As our revenue history is limited, historical margins may not accurately reflect future margins. However, we expect higher margins with the production of the BolaWrap 150 compared to previous production due to design changes and improved pricing. Our margins are also subject to variations based on the sales channels and product mix through which our products are sold. At present, our cassettes have lower margins than BolaWrap devices. As we scale cassette production, we will look to reduce our costs and drive higher cassette margins. Cassettes were a total of 17% of our overall revenue in the three months ended March 31, 2023, and will continue to grow as a recurring revenue base as more BolaWrap devices are in the field and the usage of BolaWrap increases due to the need of officers to de-escalate earlier to prevent injuries and use of higher levels of force.

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

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense of $3.5 million for the three months ended March 31, 2023 decreased significantly, by $1.1 million, when compared to $4.6 million for the three months ended March 31, 2022, due to cost containment efforts.

Share-based compensation costs allocated to SG&A decreased to $562 thousand compared to $891 million for the comparable prior quarter. This $329 thousand decrease resulted primarily from changes in management, one-time costs in the prior year period, and changes in the stock price.

Salaries and burden costs of $1.4 million for the three months ended March 31, 2023 was a decrease of $122 thousand, or a 8% decrease, due to reduced headcount and one-time recruiting expenses. During three months ended March 31, 2023, as compared to same period during the prior year, we reduced professional fees by $149 thousand, and reduced consulting and contract services fees by $153 thousand. We expect expenditures for SG&A expenses in 2023 to remain in line with 2022 despite expected revenue growth.

Advertising and promotion costs were $163 thousand for during the three months ended March 31, 2023, or a decrease of $164 thousand as compared to $327 thousand during the three months ended March 31, 2022. The changes in advertising costs were related to reductions in consultants and other cost containment efforts.

Research and Development Expense

Research and development expense decreased by $423 thousand for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022. We incurred a $71 thousand period over period decrease in share-based compensation expense allocated to research and development expense as a result of cost containment efforts and changes in personnel. Outside consulting costs decreased by $107 thousand and prototype related costs decreased by $168 thousand for the three months ended March 31, 2023, primarily due to reduced costs related to finalizing the BolaWrap 150 product.

Operating Loss

Loss from operations of $4.3 million during the three months ended March 31, 2023 was a reduction of $1.2 million compared to loss from operations of $5.4 million during the three months ended March 31, 2022, reflecting increased margin and the focus on reducing operating costs.

Liquidity and Capital Resources

Overview

We have experienced net losses and negative cash flows from operations since our inception. As of March 31, 2023, we had cash and cash equivalents of $9.5 million, short-term investments of $6.5 million, positive working capital of $20.2 million and had sustained cumulative losses attributable to stockholders of $71.4 million. We believe that our cash on hand and short-term investments will sustain our operations for at least the next twelve months.

Our primary source of liquidity to date has been funding from our stockholders from the sale of equity securities and the exercise of derivative securities, consisting of options and warrants. We expect our primary source of future liquidity will be from the sale of products, exercise of stock options and warrants and from future equity or debt financings.

Capital Requirements

Due in part to the volatility caused by COVID-19, we do not have a high degree of confidence in our estimates for our future liquidity requirements or future capital needs, which will depend on, among other things, capital required to introduce new products and the operational staffing and support requirements, as well as the timing and amount of future revenue and product costs. We anticipate that demands for operating and working capital may grow depending on decisions on staffing, development, production, marketing, training and other functions and based on other factors outside of our control. We believe we have sufficient capital to sustain our operations for the next twelve months. Although the Company has adequate capital to sustain its operations during the next twelve months, management will continue to evaluate attractive sources of additional capital.

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

Cash Flow

Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities was $3.07 million. The net loss of $4.03 million was decreased by non-cash expense of $813 thousand consisting primarily of share-based compensation expense of $628 thousand. Other major component changes using operating cash included an increase of $1.65 million in inventories and a net reduction in accounts payable and accrued liabilities of $264 thousand. An increase in accounts receivable of $1.69 million reduced the cash used in operating activities.

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

Investing Activities

During the three months ended March 31, 2023, we used $2.6 million of cash to purchase short-term investments and we had proceeds from maturities of short-term investments of $10 million. During the three months ended March 31, 2022, we used $4.85 million of cash to purchase short-term investments and we had proceeds from maturities of short-term investments of $10 million.

We used $15 thousand and $81 thousand of cash for the purchase of property and equipment during the three months ended March 31, 2023 and 2022, respectively. We invested $131 thousand and $69 thousand in patents during the three months ended March 31, 2023 and 2022, respectively. We had proceeds from long-term deposits of $31 thousand and $0 during the three months ended March 31, 2023 and 2022, respectively.

Financing Activities

During the three months ended March 31, 2023 and 2022, we received $0 and $75 thousand in proceeds from the exercise of previously issued stock options.

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

Pursuant to the Professional Services and Technology Acquisition Agreement (the “Agreement”) entered into with Lumeto, Inc. and Spatial Industries Group, Inc. (collectively, “Service Provider”) on November 22, 2022, as amended on April 2, 2023, which Agreement, provided that the Service Provider provide to the Company certain technology, services, and perpetual licenses for use within the Company’s Wrap Reality virtual simulation training platform (the “Technology, Services, and License”), in consideration for a cash payment of $700 made to the Service Provider upon the execution of the Agreement.

In January 2022 we extended our facility lease for three years through July 2025 and we are committed to aggregate lease payments on the lease of $91 thousand for nine months in 2023, $126 thousand in 2024 and $75 thousand in 2025.

At March 31, 2023, we were committed for approximately $3.493 million for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

Effects of Inflation

During the three months ended March 31, 2023 and year ended December 31, 2022, we had increased in labor and materials due to inflation. We believe in 2023 that low unemployment and higher salaries will create higher payroll costs and increased operating expenses in the business. We have seen increases from multiple suppliers for materials as well as labor.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended March 31, 2023, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, as of March 31, 2023, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

Other Legal Information

We may become subject to other legal proceedings, as well as demands and claims that arise in the normal course of our business, including claims of alleged infringement of third-party patents and other intellectual property rights, breach of contract, employment law violations, and other matters and matters involving requests for information from us or our customers under federal or state law. Such claims, even if not meritorious, could result in the expenditure of significant financial and management resources. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. At March 31, 2023, we had no provision for liability under existing litigation.

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

Item 1A. Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2022.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Annual Report on Form 10-K for the year ended December 31, 2022, and subsequent reports filed pursuant to the Exchange Act which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. The risks described in the Annual Report on Form 10-K and subsequent reports filed pursuant to the Exchange Act are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered securities were issued during the three months ended March 31, 2023, that were not previously reported.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1	Severance Agreement and Release of Claims, dated May 8, 2023, by and between Wrap Technologies, Inc. and Glenn Hickman.
Exhibit 31.1

Certification of Kevin Mullins, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2

Certification of Chris DeAlmeida, Principal Accounting Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Kevin Mullins, Principal Executive Officer, and Chris DeAlmeida, Principal Accounting Officer.*

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
May 10, 2023
Chris DeAlmeida Chief Financial Officer and Treasurer (Principal Accounting Officer)