Form 10-Q
period 2023-06-30
WRAP TECHNOLOGIES, INC.
filed 2023-08-10
CIK 1702924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023 a total of 41,968,389 shares of the Registrant’s common stock, par value $0.0001, (“Common Stock”) were issued and outstanding.

WRAP TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wrap Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$11,688	$5,330
Short-term investments	6,500	13,949
Accounts receivable and contract assets, net	1,949	2,830
Inventories, net	6,520	3,975
Prepaid expense and other current assets	722	775
Total current assets	27,379	26,859
Property and equipment, net	588	758
Operating lease right-of-use asset, net	232	285
Intangible assets, net	2,588	2,569
Other assets	69	100
Total assets	$30,856	$30,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,928	$1,419
Accrued liabilities	8,562	1,463
Customer deposits	3	-
Deferred revenue- short term	211	166
Operating lease liability - short term	113	108
Total current liabilities	10,817	3,156

Long-term liabilities:
Deferred revenue- long term	129	167
Operating lease liability - long term	135	193
Total long-term liabilities	264	360
Total liabilities	11,081	3,516

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; none issued and outstanding	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 41,910,687 and 41,175,993 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	96,182	94,333
Accumulated deficit	(76,411)	(67,376)
Accumulated other comprehensive loss	-	94
Total stockholders' equity	19,775	27,055
Total liabilities and stockholders' equity	$30,856	$30,571

See accompanying notes to unaudited condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Product sales	$1,034	$969	$1,650	$2,431
Other revenue	168	196	263	333
Total revenue	1,202	1,165	1,913	2,764
Cost of revenue	534	708	893	1,640
Gross profit (loss)	668	457	1,020	1,124

Operating expense:
Selling, general and administrative	4,745	3,764	8,286	8,370
Research and development	1,002	1,476	2,073	2,971
Total operating expense	5,747	5,240	10,359	11,341
Loss from operations	(5,079)	(4,783)	(9,339)	(10,217)

Other income (expense):
Interest income	88	-	324	2
Other	(16)	(2)	(20)	(2)
Total other income (expense)	72	(2)	304	-
Net loss	$(5,007)	$(4,785)	$(9,035)	$(10,217)

Net loss per basic and diluted common share	$(0.12)	$(0.12)	$(0.22)	$(0.25)
Weighted average common shares used to compute net loss per basic and diluted common share	41,709,718	40,978,820	41,483,669	40,943,241

Comprehensive loss:
Net loss	$(5,007)	$(4,785)	$(9,035)	$(10,217)
Net unrealized gain (loss) on short-term investments	-	12	-	(11)
Comprehensive loss	$(5,007)	$(4,773)	$(9,035)	$(10,228)

See accompanying notes to unaudited condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

(unaudited)

Three Months Ended June 30, 2023

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at April 1, 2023	41,270,300	$4	$94,961	$(71,404)	$-	$23,561
Common shares issued upon exercise of stock options	-	-	-	-	-	-
Share-based compensation expense	-	-	1,221	-	-	1,221
Common shares issued upon vesting of restricted stock units	640,387	-	-	-	-	-
Net loss for the period	-	-	-	(5,007)	-	(5,007)
Balance at June 30, 2023	41,910,687	$4	$96,182	$(76,411)	$-	$19,775

Six Months Ended June 30, 2023

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2023	41,175,993	$4	$94,333	$(67,376)	$94	$27,055
Common shares issued upon exercise of stock options	250	-	-	-	-	-
Share-based compensation expense	-	-	1,849	-	-	1,849
Common shares issued upon vesting of restricted stock units	734,444	-	-	-	-	-
Settlement – US Treasury bills	-	-	-	-	(94)	(94)
Net loss for the period	-	-	-	(9,035)	-	(9,035)
Balance at June 30, 2023	41,910,687	$4	$96,182	$(76,411)	$-	$19,775

Three Months Ended June 30, 2022

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at April 1, 2022	40,951,197	$4	$92,129	$(55,191)	$(29)	$36,913
Share-based compensation expense	-	-	727	-	-	727
Common shares issued upon vesting of restricted stock units	40,964	-	-	-	-	-
Net unrealized gain on short-term investments	-	-	-	-	12	12
Net loss for the period	-	-	-	(4,785)	-	(4,785)
Balance at June 30, 2022	40,992,161	$4	$92,856	$(59,976)	$(17)	$32,867

Six Months Ended June 30, 2022

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2022	40,851,945	$4	$91,025	$(49,759)	$(6)	$41,264
Common shares issued upon exercise of stock options	50,000	-	75	-	-	75
Share-based compensation expense	-	-	1,756	-	-	1,756
Common shares issued upon vesting of restricted stock units	90,216	-	-	-	-	-
Common shares issued for services	-	-	-	-	-	-
Net unrealized loss on short-term investments	-	-	-	-	(11)	(11)
Net loss for the period	-	-	-	(10,217)	-	(10,217)
Balance at June 30, 2022	40,992,161	$4	$92,856	$(59,976)	$(17)	$32,867

See accompanying notes to unaudited condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(9,035)	$(10,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	403	380
Share-based compensation	1,849	1,756
Warranty provision	(44)	45
Non-cash lease expense	53	49
Provision for doubtful accounts	(4)	8
Changes in assets and liabilities:
Accounts receivable	884	2,446
Inventories	(2,545)	(467)
Prepaid expense and other current assets	53	168
Accounts payable	508	(417)
Operating lease liability	(52)	(41)
Customer deposits	3	(39)
Accrued liabilities and other	7,149	106
Warranty settlement	(6)	(63)
Deferred revenue	8	79
Net cash used in operating activities	(776)	(6,207)

Cash Flows From Investing Activities:
Purchase of short-term investments	(2,645)	(14,890)
Proceeds from maturities of short-term investments	10,000	20,000
Capital expenditures for property and equipment	(66)	(168)
Investment in patents and trademarks	(176)	(102)
Purchase of intangible assets	(10)	-
Investment in long-term deposits	-	(2)
Proceeds from long-term deposits	31	-
Net cash provided by investing activities	7,134	4,838

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	-	75
Net cash provided by financing activities	-	75

Net decrease in cash and cash equivalents	6,358	(1,294)
Cash and cash equivalents, beginning of period	5,330	4,937
Cash and cash equivalents, end of period	$11,688	$3,643

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Change in unrealized gain on short-term investments	$(94)	$(11)
Right-of-use asset and liability recorded during period	$-	$335

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

Loss per Share

Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per Common Share reflects the potential dilution of securities that could share in the earnings of an entity. The Company’s losses for the periods presented cause the inclusion of potential Common Stock instruments outstanding to be antidilutive. Stock options and restricted stock units exercisable or issuable for a total of 4,117,586 and 6,458,823 shares of Common Stock were outstanding at June 30, 2023, and 2022, respectively. These securities are not included in the computation of diluted net loss per common share for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

Recent Issued Accounting Guidance

The Company has reviewed recently issued, but not yet effective, accounting pronouncements and does not believe the future adoptions of any such pronouncements will be expected to cause a material impact on its financial condition or the results of operations.

2.          REVENUE AND PRODUCT COSTS

Revenue consists of product revenue and other revenue. Product sales include BolaWrap products and accessories. Other revenue includes VR revenue, service, training and shipping revenue.

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

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced, and a receivable is recorded. A contract asset is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract. The Company may receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below details the activity in our contract liabilities during the six months ended June 30, 2023.

	Customer	Deferred
	Deposits	Revenue
Balance at January 1, 2023	$-	$333
Additions, net	3	124
Transfer to revenue	-	(117)
Balance at June 30, 2023	$3	$340
Current portion	$3	$211
Long-term portion	$-	$129

At June 30, 2023, the Company’s deferred revenue of $340 consisted of $217 related to VR, $17 related to training and $106 related to BolaWrap extended warranties and services. At December 31, 2022, the Company’s deferred revenue of $333 consisted of $198 related to VR, $11 related to training and $124 related to BolaWrap extended warranties and services.

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

The Company’s cash equivalent Money Market Funds and short-term investments consisting of U.S. Treasury bill securities and Certificate of Deposits are classified as Level 1 because they are valued using quoted market prices.

The following table shows the Company’s cash and cash equivalents, Money Market Funds and short-term investments by significant investment category as of June 30, 2023, and December 31, 2022.

	As of June 30, 2023
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$2,774	$-	$-	$2,774
U.S. Treasury securities in short-term investments	-	-	-	-
Certificate of Deposits	6,500	-	-	6,500
Total Financial Assets	$9,274	$-	$-	$9,274

	As of December 31, 2022
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$3,004	$-	$-	$3,004
U.S. Treasury securities in short-term investments	9,849	100	-	9,949
Certificate of Deposits	4,000	-	-	4,000
Total Financial Assets	$16,853	$100	$-	$16,953

Unrealized gains or losses resulting from our short-term investments are recorded in accumulated other comprehensive gain or loss as they are classified as available for sale. During the three and six months ended June 30, 2023, a $0 gain and $0 loss was recorded to accumulated other comprehensive gain (loss), respectively. During the three and six months ended June 30, 2022, a $12 gain and $11 loss was recorded to accumulated other comprehensive gain (loss), respectively.

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

4.          INVENTORIES

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. Inventories consisted of the following:

	June 30, 2023	December 31, 2022
Finished goods	$3,793	$2,293
Work in process	-	-
Raw materials	2,727	1,682
Inventories - net	$6,520	$3,975

5.          PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2023	December 31, 2022
Production and lab equipment	$506	$513
Tooling	490	448
Computer equipment	561	531
Furniture, fixtures and improvements	181	181
	1,738	1,673
Accumulated depreciation	(1,150)	(915)
Property and equipment, net	$588	$758

Depreciation expense was $118 and $236 for the three and six months ended June 30, 2023, respectively, and $124 and $237 for the three and six months ended June 30, 2022, respectively.

6.          INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	June 30, 2023	December 31, 2022
Amortizable intangible assets:
Patents	$744	$575
Trademarks	157	150
Purchased software	1,962	1,962
	2,863	2,687
Accumulated amortization	(629)	(462)
Total amortizable	2,234	2,225
Indefinite life assets (non-amortizable)	354	344
Total intangible assets, net	$2,588	$2,569

Amortization expense was $85 and $167 for the three and six months ended June 30, 2023, respectively, and $73 and $143 for the three and six months ended June 30, 2022, respectively.

At June 30, 2023, future amortization expense is as follows:

2023 (9 months)	$259
2024	518
2025	513
2026	290
2027	42
Thereafter	612
Total estimated amortization expense	$2,234

7.          ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $40 and $127 due to related party Syzygy Licensing, LLC (“Syzygy”) as of June 30, 2023 and December 31, 2022, respectively. See Notes 11 for additional information on this related party.

The Company consummated an offering of Series A Convertible Preferred Stock and Warrants (“Offering”), which Offering closed on July 5, 2023, resulting in gross proceeds to the Company of approximately $10 million of which $7.4 million was received on June 29, 2023. The $7.4 million received was recorded to cash with an offset to accrued expense.

Accrued liabilities consist of the following:

	June 30, 2023	December 31, 2022
Patent and legal costs	$103	$135
Accrued compensation	777	1,100
Warranty costs	75	125
Pre-funding of the sale of shares, preferred stock and warrants	7,350	-
Taxes and other	257	103
Total	$8,562	$1,463

Accrued compensation includes $80 and $1,022 in employee bonuses and commissions payable at June 30, 2023 and December 31, 2022, respectively.

Changes in our estimated product warranty costs were as follows:

	Six Months Ended June 30,
	2023	2022
Balance, beginning of period	$125	$96
Warranty settlements	(6)	(63)
Warranty provision	(44)	45
Balance, end of period	$75	$78

8.          STOCKHOLDERS' EQUITY

The Company’s authorized capital consists of 150,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”).

9.          SHARE-BASED COMPENSATION

On March 31, 2017, the Company adopted, and the stockholders approved, the 2017 Stock Incentive Plan (the “Plan”) authorizing 2,000,000 shares of Common Stock for issuance as awards to employees, directors or consultants. In May 2019, the stockholders ratified an increase in the Plan authorizing an additional 2,100,000 shares of Common Stock; in June 2020 ratified an additional 1,900,000 shares of Common Stock; in June 2021 ratified an additional 1,500,000 shares of Common Stock; and in June 2022 ratified an additional 1,500,000 shares of Common Stock; for a total of 9,000,000 shares subject to the Plan. At June 30, 2023, there were 2,848,936 shares of Common Stock remaining available for grant under the Plan.

The Company generally recognizes share-based compensation expense on the grant date and over the period of vesting or period that services will be provided. In April 2023 the Company recognized severance acceleration of $178 of share-based compensation expense resulting from the resignation of the Company’s Chief Executive Officer and Chief Operating Officer due to a reduction in force that resulted in changes in the composition of the executives of the Company. In January 2022 the Company recognized severance acceleration of $242 of share-based compensation expense resulting from the resignation of the Company’s Chief Executive Officer as part of a management transition plan.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2023:

		Weighted Average
	Options on Common Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding January 1, 2023	5,491,399	$3.72	5.96	$92
Granted	60,000	$1.34
Exercised	(250)	$1.5
Forfeited, cancelled, expired	(1,982,900)	$4.14
Outstanding June 30, 2023	3,568,249	$3.37	8.08	$7
Exercisable June 30, 2023	1,052,714	$4.56	6.79	$0

At June 30, 2023, there were 1,954,019 service-based stock options outstanding, and 1,614,230 performance-based stock options outstanding, which performance-based stock options were granted in April 2022 to the Company’s former Chief Executive Officer and President, subject to future market capitalization targets. 1,049,145 of the 3,568,249 stock options granted included in the table above were granted in April 2022 outside the Plan as an employment inducement grant, but are subject to the terms and conditions of the Plan.

The Company uses the Black-Scholes option pricing model to determine the fair value of service-based options granted. The following table summarizes the assumptions used to compute the fair value of options granted to employees and non-employees:

	For the Six Months
	Ended June 30,
	2023	2022
Expected stock price volatility	49%	49%
Risk-free interest rate	3.64%	1.09%
Expected life of options	6.66	1.82
Weighted-average fair value of options granted	$0.55	$1.32

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

Stock option expense was $255 and $567 for the three and six months ended June 30, 2023, respectively, and $408 and $1,145 for the three and six months ended June 30, 2022, respectively.

Restricted Stock Units

The Plan provides for the grant of restricted stock units (“RSUs”). RSUs are settled in shares of the Company’s Common Stock as the RSUs become vested. The following table summarizes RSU activity for the six months ended June 30, 2023:

	Service-Based RSU's	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period (Years)
Unvested at January 1, 2023	922,057	$2.88	2.11
Granted - service based	625,896	$1.31
Vested	(734,444)	$2.87
Forfeited and cancelled	(264,172)	$2.49
Unvested at June 30, 2023	549,337	$2.03	1.88

RSU expense was $966 and $1,282 for the three and six months ended June 30, 2023, respectively, and $319 and $611 for the three and six months ended June 30, 2022, respectively.

Share-Based Compensation Expense

The Company recorded share-based compensation for options and RSUs in its statements of operations for the relevant periods as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Selling, general and administrative	$990	$591	$1,552	$1,485
Research and development	231	136	297	271
Total share-based expense	$1,221	$727	$1,849	$1,756

As of June 30, 2023, total estimated compensation cost of stock options granted and outstanding but not yet vested was $2,609 which is expected to be recognized over the weighted average period of 3.12 years.

As of June 30, 2023, total estimated compensation cost of RSUs granted and outstanding but not yet vested was $1,115 which is expected to be recognized over the weighted average period of 1.82 years.

10.          DEFINED CONTRIBUTION PLAN

The Company has a defined contribution savings plan for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. This plan was formed on January 1, 2022. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company’s contributions for each of the three and six months ended June 30, 2023 and year ended December 31, 2022 was $0.

11.          COMMITMENTS AND CONTINGENCIES

Related Party Technology License Agreement

The Company is obligated to pay royalties and development and patent costs pursuant to an exclusive Amended and Restated Intellectual Property License Agreement dated as of September 30, 2016, with Syzygy, a company owned and controlled by stockholder/consultant Mr. Elwood Norris and stockholder/consultant Mr. James Barnes. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000 in royalties or until September 30, 2026, whichever occurs earlier. The Company recorded $40 and $64 for royalties during the three and six months ended June 30, 2023, respectively, and $34 and $83 for royalties during the three and six months ended June 30, 2022, respectively. The maximum payout still available under this arrangement is $217 as of June 30, 2023.

Service Provider Agreement

Pursuant to the Professional Services and Technology Acquisition Agreement (the “Agreement”) entered into with Lumeto, Inc. and Spatial Industries Group, Inc. (collectively, “Service Provider”) on November 22, 2022, as amended on April 2, 2023, the Service Provider is to provide to the Company certain technology, services, and perpetual licenses for use within the Company’s Wrap Reality virtual simulation training platform (the “Technology, Services, and License”) in consideration for a cash payment of $700 to the Service Provider.

Purchase Commitments

At June 30, 2023, the Company was committed for approximately $3,878 for future component deliveries that are generally subject to modification or rescheduling in the normal course of business.

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

12.          RELATED PARTY TRANSACTIONS

Commencing in October 2017 the Company began reimbursing Mr. Elwood Norris, a former officer, current 10% stockholder and consultant of the Company, $1.5 per month on a month-to-month basis for laboratory facility expense, for an aggregate of $4.5 and $9 during the three and six months ended June 30, 2023, and 2022, respectively. Mr. Norris retired as the Company’s Chief Technology Officer effective June 30, 2021, and commencing July 1, 2021, was engaged as a month-to-month consultant. Mr. Norris was paid a monthly fee of $7.5 per month for aggregate consulting payments of $22.5 and $45 during each of the three and six months ended June 30, 2023 and 2022.

See Notes 7, 11 and 14 for additional information on related party transactions and obligations.

13.          MAJOR CUSTOMERS AND RELATED INFORMATION

For the three months ended June 30, 2023, revenue from two distributors accounted for approximately 21% and 21% of revenue with no other single customer accounting for more than 10% of total revenue. For the three months ended June 30, 2022, revenue from three distributors and one agency accounted for approximately 24%, 18%, 12% and 11% of revenue with no other single customer accounting for more than 10% of total revenue.

For the six months ended June 30, 2023, revenue from three distributors accounted for approximately 15%, 14% and 13% of revenue with no other single customer accounting for more than 10% of total revenue. For the six months ended June 30, 2022, revenue from one distributor accounted for approximately 25% of revenue with no other single customer accounting for more than 10% of total revenue.

At June 30, 2023, accounts receivable from three distributors accounted for 22%, 13% and 13% of net accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2022, accounts receivable from one distributor accounted for 70% of net accounts receivable.

The following table summarizes revenue by geographic region. Revenue is attributed to countries based on customer’s delivery location:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Americas	$1,168	$1,090	$1,878	$2,285
Europe, Middle East and Africa	35	73	36	247
Asia Pacific	(1)	2	(1)	232
Total	$1,202	$1,165	$1,913	$2,764

14.          SUBSEQUENT EVENTS

Registered Direct Offering

On June 29, 2023, the Company entered into a Securities Purchase Agreement with a founder and director of the Company and certain accredited and institutional investors (collectively, the “Investors”), pursuant to which it agreed to sell to the Investors in a registered direct offering (the “Offering”) (i) an aggregate of 10,000 shares of the Company’s newly-designated Series A Convertible Preferred Stock, with a par value $0.0001 per share, and a stated value of $1,000 per share (“Series A Preferred”), initially convertible into up to 6,896,553 shares of the Company’s Common Stock, at a conversion price of $1.45 per share, and (ii) warrants to acquire up to an aggregate of 6,896,553 shares of Common Stock (“Warrants”). The Series A Preferred provide for the payment to holders thereof of cumulative dividends of 8% per annum, payable quarterly in arrears. The Warrants are exercisable six months after issuance at an exercise price of $1.45 per share, subject to adjustment, and expire five years from the date of issuance. The $1.45 per share conversion price of the Series A Preferred and exercise price of the Warrant represent the closing share price of the Company’s Common Stock on June 29, 2023. The Offering closed on July 5, 2023 (the “Closing”), resulting in aggregate gross proceeds from the Offering of approximately $10 million.

Although the Closing occurred subsequent to June 30, 2023, the Company received approximately $7.35 million in gross proceeds from the Offering on June 30, 2023 following the execution of the Securities Purchase Agreement and prior to the Closing, which amount is reflected in cash and cash equivalents, with an offset to accrued expense, each as reflected in the Company’s Condensed Consolidated Balance Sheet at June 30, 2023. At the Closing, the Company received additional gross proceeds from the Offering of approximately $2.65 million. After payment of placement agent fees and costs of the Offering, the net proceeds from the Offering were approximately $9 million. The Company intends to allocate the proceeds from the Offering to scale the Company’s sales team, support marketing efforts, and fuel the evolution and diversification of the Company’s product offerings.

The Company has evaluated other events subsequent to June 30, 2023 through the date the accompanying financial statements were filed with the Securities and Exchange Commission and noted that, other than as set forth above, there have been no other events or transactions which would affect the Company’s financial statements for the quarter ended June 30, 2023.

Acquisition of Intrensic, LLC

On August 9, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Intrensic, LLC, a Delaware limited liability company (“Intrensic”), and certain members of Intrensic, including Kevin Mullins, the Company’s Chief Executive Officer (collectively, “Sellers”). Under the terms of the Purchase Agreement, the Company agreed to purchase, and Sellers agreed to sell, 100% of the membership interests (the “Membership Interests”) of Intrensic for the following consideration upon the consummation of the sale of the Membership Interests (the “Intrensic Closing”): (i) $553,588 in cash, subject to adjustment based upon the outstanding indebtedness of Intrensic and Intrensic’s working capital as of the Intrensic Closing; and (ii) 1,250,000 shares of Common Stock of the Company (collectively, the “Purchase Price”) (the “Intrensic Acquisition”).

The Purchase Agreement contains representations, warranties and covenants of the Company and Sellers that are customary for a transaction of this nature, a customary indemnification provisions whereby Sellers will indemnify the Company for certain losses arising out of inaccuracies in, or breaches of, the representations, warranties and covenants of Sellers regarding Intrensic, ownership of the Membership Interest, and certain other matters, subject to certain caps and thresholds.

The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by the full text of the Purchase Agreement, a copy of which is filed as an exhibit to this Quarterly Report and is incorporated by reference in this description of the Purchase Agreement.

Kevin Mullins, a director of the Company and the Company’s Chief Executive Officer, owns approximately 9.53% of the Membership Interests, and as such, has a financial interest in the Intrensic Acquisition.

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

Our target market for our solutions includes approximately 900,000 full-time sworn law enforcement officers in over 18,000 federal, state, and local law enforcement agencies in the U.S. and over 12 million police officers in more than 100 countries. Additionally, we are exploring opportunities in other domestic markets, such as military and private security. Our international focus is on countries with the largest police forces. According to 360iResearch, a market research consulting firm, our non-lethal products are part of a global market segment expected to grow to $16.1 billion by 2027.

We focus our efforts on the following products and services:

BolaWrap Remote Restraint Device – is a hand-held remote restraint device that discharges a seven and half-foot Kevlar tether to entangle an individual at a range of 10-25 feet. BolaWrap assists law enforcement to safely and effectively control encounters early without resorting to painful force options.

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

In addition to the US law enforcement market, we have shipped our restraint products to 62 countries. We have established an active distributor network representing 50 states and one dealer representing the US territory of Puerto Rico. We have distribution agreements with 49 international distributors covering 54 countries. We focus significant sales, training and business development efforts to support our distribution network in addition to our internal sales team.

We focus significant resources on research and development innovations and continue to enhance our products and plan to introduce new products. We believe we have established a strong brand and market presence globally and have established significant competitive advantages in our markets.

Management Changes

On April 17, 2023, Kevin Mullins was named Chief Executive Officer.  In connection with Mr. Mullins' appointment, TJ Kennedy agreed to immediately step down as the Company’s Chief Executive Officer and a member of the Board of Directors (the “Board”).  Additionally, on April 17, 2023, the Company performed a reduction in force that resulted in changes in the composition of the executives of the Company.  As part of the reduction in force, Glenn Hickman stepped down as Chief Operating Officer.

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

In the law enforcement sector, our BolaWrap product has been successfully deployed in the field, as reported by agencies worldwide. BolaWrap is now in use by almost 1,000 US law enforcement agencies and in 62 countries. Due to its safe remote restraint capabilities, many agencies do not deem its usage a categorical reportable use of force and rather place it underneath early use of force such as handcuffs. We train law enforcement agencies deploy BolaWrap when verbal commands breakdown but long before there is justifiable escalation to pain inducing tools such as: pepper spray, pepper ball, batons, bean bags, tasers or Conducted Electrical Weapons (CEW’s) or firearms.

Agencies voluntarily report usage to Wrap. In the usage reports we have been provided; officers have reported successful outcomes in 83% of the use cases. This percentage is higher than what is often seen with less lethal tools. From the information we have been provided, the most common BolaWrap use case is for individuals with behavioral health issues, and the second most common BolaWrap use case is during domestic violence calls. Twenty-six percent of the reported persons who are wrapped with the BolaWrap are thought to be under the influence of alcohol or drugs.

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

Management anticipates that our portfolio of safe, remote restraint products and training tools has a strong and expanding pipeline of market opportunities in the law enforcement, military, corrections, and homeland security sectors both domestically and internationally. With the increasing demand for more humane and safer policing practices, we expect a continued surge in our global business. Currently, we are exploring major international business prospects while simultaneously seeking to establish relationships with large police agencies in the U.S. However, we acknowledge that it is challenging to predict the exact timeline for closing these deals, or whether they will ultimately materialize.

As part of our efforts to expand our sales and distribution operations, we provide a comprehensive training program for law enforcement officers and trainers in using the BolaWrap. This training equips them with knowledge about the appropriate use and limitations of BolaWrap in tandem with modern policing techniques for de-escalation of encounters. We now focus on also teaching when and why BolaWrap should be used, including the specific area of success (i.e., after verbal commands break down and before the law enforcement officer is ready to escalate to pain compliance tools. Management believes that law enforcement trainers and officers who have been trained to use our products, or have witnessed demonstrations, are more inclined to support the acquisition and deployment of our products by their respective departments to drive successful outcomes. As of June 30, 2023, over 1,450 agencies have received BolaWrap training with over 4,827 training officers at those agencies certified as BolaWrap instructors and qualified to train the rest of their departments, representing a 18% increase in agencies and a 16% increase in trained officers as compared to June 30, 2022.

Operating expense for the second quarter of fiscal 2023 increased $0.51 million, or 10%, to $5.75 million from $5.24 million in the prior year period. The increase in operating expense was the result of the Company incurring approximately $1.4 million of one-time items related to organizational changes including severance and legal fees that impacted operational expense. Excluding these one-time items, operational expense for the second quarter 2023 would have been $4.35 million or a 17% decrease from the prior year period. We expect to see the full benefit of the organizational changes we made in April during the back half of 2023.

Management is confident that implementing the strategic changes it made in April will lead to substantial sales growth and put us on a path towards sustainable profitability. Although geopolitical tensions and macroeconomic challenges have affected our quarterly results in the past and may in the future, we believe our firm is uniquely positioned to provide lifesaving technologies and training that enable law enforcement officers worldwide to conduct safe and effective encounters while reducing the use of force. If departments follow our Use of Force Guarantee requirements, we are confident enough to offer that in 12 months we would buy their BolaWrap devices back if they do not reduce their reportable use of force by 10%. With an increasing addressable market, Wrap offers a unique value proposition. Our improved pricing strategy, coupled with reduced operating expense and our growing sales outlook, is expected to help reduce losses and improve cash flow in the future.

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

At June 30, 2023 we had backlog of approximately $25 thousand expected to be delivered in the third quarter of 2023. Additionally, we had deferred revenue of $340 thousand expected to be recognized generally over the next five years. Our deferred revenue mostly is from Wrap Reality subscription and other revenue. We expect our deferred revenue to grow in future years due to the SaaS business model on Wrap Reality. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation, in the normal course of business.

Since inception, we have generated significant losses from operations and anticipate that we will continue to generate significant losses from operations for the foreseeable future. We believe that we have adequate financial resources to sustain our operations for the next year. We increased our net loss during the second quarter of fiscal 2023 by more than $0.2 million as compared to the second quarter of fiscal 2022. The decrease in net loss was primarily the result of one-time items related to the organizational changes made during the second quarter 2023 including $1.4 million of non-cash expense related to stock compensation, severance, and legal fees. Excluding the one-time items, net loss for the second quarter 2023 would have been $3.61 million or a 25% decrease from the prior year period. Net cash used in operations during the six months ended June 30, 2023 was $5.43 million less than cash used in operations during the six months ended June 30, 2022. This improvement was a result of our strategic roadmap as well as our cost control measures implemented in Q2, Q3 and Q4 of our last fiscal year, and Q1 and Q2 of this fiscal year.

We expect that we will continue to innovate new applications for our public safety technology, open new geographies, develop new products and technologies to meet diverse customer requirements and identify and develop new markets for our products. We believe that our sales during the second quarter of fiscal 2023 were impacted by the timing of new orders, particularly on in the international market, and associated budgeting from our customers.

Supply chain disruptions have affected our operations in the past and could negatively impact our ability to source materials, manufacture and distribute products in the future. Moreover, financial markets have continued to experience significant volatility, challenging the Company’s ability to access the capital markets to provide additional working capital to fund the Company’s growth. Despite these conditions, and following an analysis of our future capital needs, the Company consummated an offering of Series A Convertible Preferred Stock and Warrants (“Offering”), which Offering closed on July 5, 2023, resulting in gross proceeds to the Company of approximately $10 million of which $7.4 million was received on June 29, 2023. The $7.4 million received was recorded to cash with an offset to accrued expense. As a result, we had $18.2 million in cash and cash equivalents and short-term investments as of June 30, 2023. We therefore believe we have sufficient capital to fund our operations for the next twelve months. However, liquidity constraints and access to capital markets could still negatively affect our liquidity and require changes to our investment strategy.

Future global pandemics could potentially result in lost or delayed revenue for our Company, as occurred in the years ended December 31 2021 and 2022 due to the global COVID-19 pandemic. These potential future events could include restrictions on our suppliers' ability to meet delivery requirements and commitments, employees' inability to perform their work due to illness caused by a pandemic or local, state, or federal mandates requiring employees to stay home. Delays in carriers' ability to deliver our products to customers, unforeseen deviations from customers or foreign governments restricting the ability to conduct business, and customers' inability to pay us on a timely basis, if at all, could also limit our revenue.

Our Company may be positively or negatively impacted by social unrest, protests against racial inequality, and movements like "Defund the Police." Such unrest may be further fueled by misleading information or negative publicity about our solutions. We believe our solutions are actually the answer to reducing use of force and driving safer outcomes for officers and the citizens they interact with each day. Although the intensity of these events may have subsided, some may still indirectly or directly influence police agency budgets and the funding available to current and potential customers. In addition, participants in these events may attempt to create the impression that our solutions are contributing to the perceived problems, potentially harming our business and operations, including our revenue, earnings, and cash flows from operations.

Changes in our management and other critical personnel have the potential to negatively affect our business. Such disruptions could have an adverse impact on our operations, programs, growth, financial condition, or results of operations. On the other hand, improvements in our operations, operating expense, and go-to-market approaches could positively influence the success of our business in the future.

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

Accrued Expense. We establish a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. This reserve requires us to make estimates regarding the amount and costs of warranty repairs we expect to make over a period of time. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs, and anticipated rates of warranty claims. We have very limited history to make such estimates and warranty estimates have an impact on our financial statements. Warranty expense is recorded in cost of revenue. We evaluate the adequacy of this reserve each reporting period.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Other than the planned production change requiring a new estimate of exit expense, there were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the period ended June 30, 2023. Our accounting policies are more fully described in Note 1. Organization and Summary of Significant Accounting in the notes to our audited consolidated financial statements included in the Annual Report.

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

We expect our operating costs will reduce from the first half of 2023 as a result of the changes implemented in April 2023, and ongoing cost containment efforts. We may incur additional non-cash share-based compensation costs depending on future option and restricted stock unit grants that are impacted by stock prices and other valuation factors. Historical expenditures are not indicative of future expenditures.

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Report.

	Three Months Ended June 30,		Change
	2023	2022	$	%
Revenue:
Product sales	$1,034	$969	$65	7%
Other revenue	168	196	(28)	(14)%
Total revenue	1,202	1,165	37	3%
Cost of revenue	534	708	(174)	(24)%
Gross profit	668	457	211	46%

Operating expense:
Selling, general and administrative	4,745	3,764	981	26%
Research and development	1,002	1,476	(474)	(32)%
Total operating expense	5,747	5,240	507	10%
Loss from operations	$(5,079)	$(4,783)	$(296)	6%

Revenue

We reported net revenue of $1.2 million for the three months ended June 30, 2023, as compared to $1.2 million for the quarter ended June 30, 2022, a 3% increase over the prior year. International revenue decreased from $75 thousand for the three months ended June 30, 2022 to $31 thousand for the three months ended June 30, 2023. We believe that our sales during the three months ended June 30, 2023, were impacted by the timing of new orders, particularly international and associated budgeting from our customers. We also incurred discounts of $42 thousand during the three months ended June 30, 2023, as a result of promotional programs designed to encourage customers to upgrade to the BolaWrap 150. Gross sales were $1.2 million for the three months ended June 30, 2023, before such discounts. The discounts compare to normal business discounts of $161 thousand in the comparable quarter of the prior year. We expect a decline to minimal discounts in 2023 as we have phased out our promotional upgrade offer.

International revenue generally consists of larger orders with the end user being large, centralized government agencies. These orders continue to be lumpy and difficult to predict as to both timing and amount. International orders anticipated in the second quarter of 2022 were delayed significantly due to the changeover from the BolaWrap 100 but those orders for BolaWrap 150 are anticipated in future quarters. We believe that revenue during the fiscal year 2023 will increase overall compared to the revenue recorded during 2022 due to growth of domestic sales and anticipated international orders from a robust pipeline, although no assurances can be given. We believe based on pipeline that these larger international deals are more likely to book and ship in the latter half of 2023.

We incurred product promotional costs of $41 thousand during the three months ended June 30, 2023, related primarily to BolaWrap 150 demonstration products and the cost of training products and accessories delivered to law enforcement agencies that were expensed as marketing costs. We are responding to increased demand for training as a result of expanded product and brand awareness and increased successful field use by agencies but due to awareness expect reductions in product promotional costs from the prior year.

We had $340 thousand of deferred revenue at June 30, 2023, of which $217 thousand related to VR, $17 thousand was related to training and $106 thousand related to BolaWrap extended warranties and services. As we potentially secure increased bookings for Wrap Reality, as well as BolaWrap extended warranties, we expect our deferred revenue to grow in future quarters.

At June 30, 2023, we had backlog of $25 thousand expected to be delivered in the third quarter of 2023. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instance’s cancellation in the normal course of business.

Gross Profit

Our gross profit for the three months ended June 30, 2023 was $668 thousand, or a gross margin of 56%. Our cost of revenue for the three months ended June 30, 2022 was $457 thousand resulting in a gross margin of 39%. The increase in gross profit represented an 46% increase over prior year as a result of rolling out the BolaWrap 150 product, selling price adjustments implemented in September of 2022, and a reduction of promotional pricing, offset by some supply chain issues and inventory adjustments.

As our revenue history is limited, historical margins may not accurately reflect future margins. However, we expect higher margins with the production of the BolaWrap 150 compared to previous production due to design changes and improved pricing. Our margins are also subject to variations based on the sales channels and product mix through which our products are sold. At present, our cassettes have lower margins than BolaWrap devices. As we scale cassette production, we will look to reduce our costs and drive higher cassette margins. Cassettes were a total of 19% of our overall revenue in the three months ended June 30, 2023, and will continue to grow as a recurring revenue base as more BolaWrap devices are in the field and the usage of BolaWrap increases due to the need of officers to de-escalate earlier to prevent injuries and use of higher levels of force.

We regularly introduce updates and revisions to our products, which may include changes to raw materials and components, and can impact our product costs. Given our limited experience with warranty costs, our estimated future warranty expense may affect our gross margins.

Our global supply chain has experienced notable component shortages, extended lead times, cost fluctuations, and logistical constraints, all of which have affected our product costs. Although we have seen these supply chain obstacles ease in 2023, we acknowledge that future supplier shortages, quality problems, and logistics delays could impact our production schedules and have a material negative impact on our financial condition, results of operation, and cash flows.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense of $4.8 million for the three months ended June 30, 2023 increased by $1.0 million, when compared to $3.8 million for the three months ended June 30, 2022. The increase in selling general and administrative expense was the result of the Company incurring approximately $1.4 million of one-time items related to organizational changes including severance and legal fees that impacted operational expense. Excluding these one-time items, selling general and administrative expense for the second quarter 2023 would have been $3.35 million or a 11% decrease from the prior year period.

Share-based compensation costs allocated to SG&A increased to $990 thousand compared to $589 thousand for the comparable prior quarter. This $401 thousand increase resulted primarily from changes in management and one-time costs associated with the management changes in April 2023.

Salaries and burden costs of $1.53 million for the three months ended June 30, 2023 was a decrease of $10 thousand, or a 1% decrease, due to reduced headcount and one-time recruiting expense. During three months ended June 30, 2023, as compared to same period during the prior year, we increased professional fees by $308 thousand, and increased consulting and contract services fees by $182 thousand. We expect expenditures for SG&A expense in 2023 to remain in line with 2022 despite expected revenue growth.

Advertising and promotion costs were $282 thousand for the three months ended June 30, 2023, or a decrease of $51 thousand as compared to $333 thousand during the three months ended June 30, 2022. The changes in advertising costs were related to reductions in consultants and other cost containment efforts. However, the company expects advertising costs will increase in the future due to increased investment in strategic targeting and marketing campaigns as well as building brand awareness.

Research and Development Expense

Research and development expense decreased by $474 thousand for the three months ended June 30, 2023 when compared to the three months ended June 30, 2022. We incurred a $92 thousand period over period increase in share-based compensation expense allocated to research and development expense as a result of personnel changes made in April 2023. Outside consulting costs decreased by $145 thousand and prototype related costs decreased by $155 thousand primarily due to reduced costs related to finalizing the BolaWrap 150 product and continued cost containment efforts.

Operating Loss

Loss from operations of $5.1 million during the three months ended June 30, 2023 was an increase of $0.3 million compared to loss from operations of $4.8 million during the three months ended June 30, 2022, reflecting increased margin and the focus on reducing operating costs. The increase in operating expense was the result of the Company incurring approximately $1.4 million of one-time items related to organizational changes including severance and legal fees that impacted operational expense. Excluding these one-time items, operational expense for the second quarter 2023 would have been $4.35 million or a 17% decrease from the prior year period.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Report.

	Six Months Ended June 30,		Change
	2023	2022	$	%
Revenue:
Product sales	$1,650	$2,431	$(781)	(32)%
Other revenue	263	333	(70)	(21)%
Total revenue	1,913	2,764	(851)	(31)%
Cost of revenue	893	1,640	(747)	(46)%
Gross profit	1,020	1,124	(104)	(9)%

Operating expense:
Selling, general and administrative	8,286	8,370	(84)	(1)%
Research and development	2,073	2,971	(898)	(30)%
Total operating expense	10,359	11,341	(982)	(9)%
Loss from operations	$(9,339)	$(10,217)	$878	(9)%

Revenue

We reported net revenue of $1.9 million for the six months ended June 30, 2023, as compared to $2.8 million for the six months ended June 30, 2022, a 31% decrease over the prior year. International revenue decreased from $479 thousand for the six months ended June 30, 2022 to $35 thousand for the six months ended June 30, 2023. We believe that our sales during the six months ended June 30, 2023 were impacted by the timing of new orders and associated budgeting from our customers. We also incurred discounts of $64 thousand during the six months ended June 30, 2023, as a result of promotional programs designed to encourage customers to upgrade to the BolaWrap 150. Gross sales were $1.98 million for the six months ended June 30, 2023, before such discounts. The discounts compare to normal business discounts of $549 thousand in the comparable six-month period of the prior year. We expect a decline to minimal discounts in 2023 as we have phased out our promotional upgrade offer.

International revenue generally consists of larger orders with the end user being large, centralized government agencies. These orders continue to be lumpy and difficult to predict as to both timing and amount. International orders anticipated in the second quarter of 2022 were delayed significantly due to the changeover from the BolaWrap 100 but those orders for BolaWrap 150 are anticipated in future quarters. We believe that revenue during the fiscal year 2023 will increase overall compared to the revenue recorded during 2022 due to growth of domestic sales and anticipated international orders from a robust pipeline, although no assurances can be given. We believe based on pipeline that these larger international deals are more likely to book and ship in the latter half of 2023.

We incurred product promotional costs of $95 thousand during the six months ended June 30, 2023, related primarily to BolaWrap 150 demonstration products and the cost of training products and accessories delivered to law enforcement agencies that were expensed as marketing costs. We are responding to increased demand for training as a result of expanded product and brand awareness and increased successful field use by agencies but due to awareness expect reductions in product promotional costs from the prior year.

We had $340 thousand of deferred revenue at June 30, 2023, of which $217 thousand related to VR, $17 thousand was related to training and $106 thousand related to BolaWrap extended warranties and services. As we potentially secure increased bookings for Wrap Reality, as well as BolaWrap extended warranties, we expect our deferred revenue to grow in future quarters.

At June 30, 2023, we had backlog of $25 thousand expected to be delivered in the third quarter of 2023. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instance’s cancellation in the normal course of business.

Gross Profit

Our gross profit for the six months ended June 30, 2023 was $1.02 million, or a gross margin of 53%. Our cost of revenue for the six months ended June 30, 2022 was $1.12 thousand resulting in a gross margin of 41%. The decrease in gross profit represented an 9% decrease over prior year as a result of decreased sales.

As our revenue history is limited, historical margins may not accurately reflect future margins. However, we expect higher margins with the production of the BolaWrap 150 compared to previous production due to design changes and improved pricing. Our margins are also subject to variations based on the sales channels and product mix through which our products are sold. At present, our cassettes have lower margins than BolaWrap devices. As we scale cassette production, we will look to reduce our costs and drive higher cassette margins. Cassettes were a total of 18% of our overall revenue in the six months ended June 30, 2023, and will continue to grow as a recurring revenue base as more BolaWrap devices are in the field and the usage of BolaWrap increases due to the need of officers to de-escalate earlier to prevent injuries and use of higher levels of force.

We regularly introduce updates and revisions to our products, which may include changes to raw materials and components, and can impact our product costs. Given our limited experience with warranty costs, our estimated future warranty expense may affect our gross margins.

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

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense of $8.3 million for the six months ended June 30, 2023 decreased, by $0.1 million, when compared to $8.4 million for the six months ended June 30, 2022, due to cost containment efforts.

Share-based compensation costs allocated to SG&A increased to $1.6 million compared to $1.5 million for the comparable prior-year period. This $0.1 million increase resulted primarily due to changes in management, one-time costs in the prior year period, and changes in the stock price.

Salaries and burden costs of $3.0 million for the six months ended June 30, 2023 was a decrease of $132 thousand, or a 4% decrease, due to reduced headcount and one-time recruiting expense. During six months ended June 30, 2023, as compared to same period during the prior year, we increased professional fees by $160 thousand, and increased consulting and contract services fees by $30 thousand. We expect expenditures for SG&A expense in 2023 to remain in line with 2022 despite expected revenue growth.

Advertising and promotion costs were $445 thousand for the six months ended June 30, 2023, or a decrease of $216 thousand as compared to $661 thousand during the six months ended June 30, 2022. The changes in advertising costs were related to reductions in consultants and other cost containment efforts.

Research and Development Expense

Research and development expense decreased by $898 thousand for the six months ended June 30, 2023 when compared to the six months ended June 30, 2022. We incurred a $21 thousand period over period increase in share-based compensation expense allocated to research and development expense as a result of personnel changes made in April 2023. Outside consulting costs decreased by $252 thousand and prototype related costs decreased by $323 thousand for the six months ended June 30, 2023, primarily due to reduced costs related to finalizing the BolaWrap 150 product.

Operating Loss

Loss from operations of $9.3 million during the six months ended June 30, 2023 was a reduction of $878 thousand compared to loss from operations of $10.2 million during the six months ended June 30, 2022, reflecting increased margin and the focus on reducing operating costs.

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

We have experienced net losses and negative cash flows from operations since our inception. As of June 30, 2023, we had cash and cash equivalents of $11.7 million, short-term investments of $6.5 million, positive working capital of $16.6 million and had sustained cumulative losses attributable to stockholders of $76.4 million. Our working capital at June 30, 2023 was positively affected by an increase in inventories of approximately $2.5 million, which consisted of increases of inventory of the BolaWrap 150 in anticipation of future orders, and the receipt of $7.4 million from the Offering on June 29, 2023 that formally closed on July 5, 2023.  The Offering was consummated following an analysis of our future capital needs, resulting in the issuance of Series A Convertible Preferred Stock and Warrants.  The Offering generated gross proceeds to the Company of approximately $10 million.  As a result, we had $18.2 million in cash and cash equivalents and short-term investments as of June 30, 2023. We therefore believe we have sufficient capital to fund our operations for the next twelve months. However, liquidity constraints and access to capital markets could still negatively affect our liquidity and require changes to our investment strategy.

Capital Requirements

Our future liquidity requirements or future capital needs will depend on, among other things, capital required to introduce new products and the operational staffing and support requirements, as well as the timing and amount of future revenue and product costs. We anticipate that demands for operating and working capital may grow depending on decisions on staffing, development, production, marketing, training and other functions and based on other factors outside of our control, including the timing of receipt of revenue.

Our future capital requirements, cash flows and results of operations could be affected by, and will depend on, many factors, some of which are currently unknown to us, including, among other things:

●	Any future outbreaks pandemics or contagious diseases or fear of such outbreaks;

●	Decisions regarding staffing, development, production, marketing and other functions;

●	The timing and extent of market acceptance of our products;

●	Costs, timing and outcome of planned production and required customer and regulatory compliance of our products;

●	Costs of preparing, filing and prosecuting our patent applications and defending any future intellectual property-related claims;

●	Costs and timing of additional product development;

●	Costs, timing and outcome of any future warranty claims or litigation against us associated with any of our products;

●	Ability to collect accounts receivable; and

●	Timing and costs associated with any new financing.

Principal factors that could affect our ability to obtain cash from external sources including from exercise of outstanding warrants and options include:

●	Volatility in the capital markets; and

●	Market price and trading volume of our Common Stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Cash Flow

Operating Activities

During the six months ended June 30, 2023, net cash used in operating activities was $776 thousand. The net loss of $9.04 million was decreased by non-cash expense of $2.26 million consisting primarily of share-based compensation expense of $1.85 million. Other major component changes using operating cash included an increase of $2.55 million in inventories and a net increase in accounts payable and accrued liabilities of $7.66 million. A decrease in accounts receivable of $884 million reduced the cash used in operating activities.

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

Investing Activities

During the six months ended June 30, 2023, we used $2.65 million of cash to purchase short-term investments and we had proceeds from maturities of short-term investments of $10 million. During the six months ended June 30, 2023, we used $66 thousand of cash for the purchase of property and equipment, and invested $176 thousand in patents.

During the six months ended June 30, 2022, we used $14.9 million of cash to purchase short-term investments and we had proceeds from maturities of short-term investments of $20 million. During the six months ended June 30, 2022, we used $168 thousand of cash for the purchase of property and equipment and invested $102 thousand in patents.

Financing Activities

During the six months ended June 30, 2023 and 2022, we received $0 and $75 thousand, respectively, in proceeds from the exercise of previously issued stock options.

During the six months ended June 30, 2023 and 2022, we received $7.4 million and $0 million in gross proceeds from the issuance of securities, which amount in the six months ended June 30, 2023 is reflected in cash and cash equivalents, with an offset to accrued expense, each as reflected in the Company’s Condensed Consolidated Balance Sheet at June 30, 2023.

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

In January 2022 we extended our facility lease for three years through July 2025 and we are committed to aggregate lease payments on the lease of $61 thousand for six months in 2023, $126 thousand in 2024 and $75 thousand in 2025.

At June 30, 2023, we were committed for approximately $3.9 million for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

On August 9, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Intrensic, LLC, a Delaware limited liability company (“Intrensic”), and certain members of Intrensic, including Kevin Mullins, the Company’s Chief Executive Officer (collectively, “Sellers”).  Under the terms of the Purchase Agreement, the Company agreed to purchase, and Sellers agreed to sell, 100% of the membership interests (the “Membership Interests”) of Intrensic for the following consideration upon the consummation of the sale of the Membership Interests: (i) $553,588 in cash, subject to adjustment based upon the outstanding indebtedness of Intrensic and Intrensic’s working capital as of the closing; and (ii) 1,250,000 shares of Common Stock of the Company.

Effects of Inflation

During the six months ended June 30, 2023 and year ended December 31, 2022, we had experienced increased costs in labor and materials due to inflation. We believe in 2023 that low unemployment and higher salaries will create higher payroll costs and increased operating expense in the business. We have seen increases in costs from multiple suppliers for materials as well as labor.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the period ended June 30, 2023, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, as of June 30, 2023, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may become subject to legal proceedings, as well as demands and claims that arise in the normal course of our business, including claims of alleged infringement of third-party patents and other intellectual property rights, breach of contract, employment law violations, and other matters and matters involving requests for information from us or our customers under federal or state law. Such claims, even if not meritorious, could result in the expenditure of significant financial and management resources. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. At June 30, 2023, we had no provision for liability under existing litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered securities were issued during the three months ended June 30, 2023, that were not previously reported.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 10.1	Separation Agreement between the Company and Mr. Kennedy, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed on April 19, 2023.
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
August 9, 2023
Chris DeAlmeida Chief Financial Officer and Treasurer (Principal Accounting Officer)