Form 10-Q
period 2023-09-30
WRAP TECHNOLOGIES, INC.
filed 2023-11-14
CIK 1702924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023 a total of 44,214,169 shares of the Registrant’s common stock, par value $0.0001, (“Common Stock”) were issued and outstanding.

WRAP TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wrap Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$4,934	$5,330
Short-term investments	10,000	13,949
Accounts receivable and contract assets, net	4,321	2,830
Inventories, net	5,816	3,975
Prepaid expense and other current assets	762	775
Total current assets	25,833	26,859
Property and equipment, net	533	758
Operating lease right-of-use asset, net	205	285
Intangible assets, net	3,319	2,569
Goodwill, net	1,611	-
Other assets	166	100
Total assets	$31,667	$30,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,546	$1,419
Accrued liabilities	1,128	1,463
Customer deposits	2	-
Deferred revenue- short term	189	166
Operating lease liability - short term	116	108
Warrants – short term	7,834	-
Total current liabilities	10,815	3,156

Long-term liabilities:
Deferred revenue- long term	176	167
Operating lease liability - long term	105	193
Total long-term liabilities	281	360
Total liabilities	11,096	3,516

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share	-	-
Convertible Preferred Stock– 10,000 authorized, par value $0.0001 per share; 10,000 and 0 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2,036	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 43,289,236 and 41,175,993 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	97,919	94,333
Accumulated deficit	(79,388)	(67,376)
Accumulated other comprehensive loss	-	94
Total stockholders' equity	20,571	27,055
Total liabilities and stockholders' equity	$31,667	$30,571

See accompanying notes to unaudited condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2023	2022	2023	2022
Revenue:
Product sales	$3,248	$1,612	$4,897	$4,042
Other revenue	383	89	647	422
Total revenue	3,631	1,701	5,544	4,464
Cost of revenue	1,454	790	2,347	2,430
Gross profit (loss)	2,177	911	3,197	2,034

Operating expense:
Selling, general and administrative	4,317	3,586	12,604	11,952
Research and development	610	1,236	2,683	4,210
Total operating expense	4,927	4,822	15,287	16,162
Loss from operations	(2,750)	(3,911)	(12,090)	(14,128)

Other income (expense):
Interest income	90	34	413	36
Change in fair value of warrant liabilities	(117)	-	(117)
Other	(6)	12	(25)	10
Total other income (expense)	(33)	46	271	46
Net loss	$(2,783)	$(3,865)	$(11,819)	$(14,082)

Less: Convertible preferred stock dividends	(193)	-	(193)	-
Net loss attributable to common stockholders	$(2,976)	$(3,865)	$(12,012)	$(14,082)

Net loss per basic and diluted common share	$(0.07)	$(0.09)	$(0.29)	$(0.34)
Weighted average common shares used to compute net loss per basic and diluted common share	42,652,481	41,086,285	41,914,512	40,955,234

Comprehensive loss:
Net loss	$(2,783)	$(3,865)	$(11,819)	$(14,082)
Net unrealized gain on short-term investments	-	73	-	62
Comprehensive loss	$(2,783)	$(3,792)	$(11,819)	$(14,020)

See accompanying notes to unaudited condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

(unaudited)

Three Months Ended September 30, 2023

	Common Stock		Convertible Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at July 1, 2023	41,910,687	$4		$-	$96,182	$(76,411)	$-	$19,775
Share-based compensation expense	-	-	-	-	(201)	(1)	-	(202)
Dividends on convertible preferred stock	-	-	-	-	-	(193)	-	(193)
Convertible preferred stock issued, net of offering costs	-		10,000	2,036	-	-	-	2,036
Common shares issued upon vesting of restricted stock units	128,549	-	-	-	-	-	-	-
Issuance of common stock for acquisition	1,250,000	-	-	-	1,938	-	-	1,938
Net loss for the period	-	-	-	-	-	(2,783)	-	(2,783)
Balance at September 30, 2023	43,289,236	$4	10,000	$2,036	$97,919	$(79,388)	$-	$20,571

Nine Months Ended September 30, 2023

	Common Stock		Convertible Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2023	41,175,993	$4	-	$-	$94,333	$(67,376)	$94	$27,055
Common shares issued upon exercise of stock options	250	-	-	-	-	-	-	-
Share-based compensation expense	-	-	-	-	1,648	-	-	1,648
Dividends on convertible preferred stock	-	-	-	-	-	(193)		(193)
Convertible preferred stock issued, net of offering costs	-	-	10,000	2,036	-	-	-	2,036
Common shares issued upon vesting of restricted stock units	862,993	-	-	-	-	-	-	-
Issuance of common stock for acquisition	1,250,000	-	-	-	1,938	-	-	1,938
Settlement – US Treasury bills	-	-	-	-	-	-	(94)	(94)
Net loss for the period	-	-	-	-	-	(11,819)	-	(11,819)
Balance at September 30, 2023	43,289,236	$4	10,000	$2,036	$97,919	$(79,388)	$-	$20,571

See accompanying notes to unaudited condensed consolidated interim financial statements.

Three Months Ended September 30, 2022

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at July 1, 2022	40,992,161	$4	$92,856	$(59,976)	$(17)	$32,867
Common shares issued upon exercise of stock options	5,500	-	8	-	-	8
Share-based compensation expense	-	-	872	-	-	872
Common shares issued upon vesting of restricted stock units	127,917	-	-	-	-	-
Net unrealized gain on short-term investments	-	-	-	-	73	73
Net loss for the period	-	-	-	(3,865)	-	(3,865)
Balance at September 30, 2022	41,125,578	$4	$93,736	$(63,841)	$56	$29,955

Nine Months Ended September 30, 2022

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2022	40,851,945	$4	$91,025	$(49,759)	$(6)	$41,264
Common shares issued upon exercise of stock options	55,500	-	83	-	-	83
Share-based compensation expense	-	-	2,628	-	-	2,628
Common shares issued upon vesting of restricted stock units	218,133	-	-	-	-	-
Net unrealized gain on short-term investments	-	-	-	-	62	62
Net loss for the period	-	-	-	(14,082)	-	(14,082)
Balance at September 30, 2022	41,125,578	$4	$93,736	$(63,841)	$56	$29,955

See accompanying notes to unaudited condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(11,819)	$(14,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	675	574
Share-based compensation	1,648	2,628
Warranty provision	(8)	55
Change in fair value of warrant liabilities	117	-
Non-cash lease expense	80	75
Provision for doubtful accounts	(48)	61
Changes in assets and liabilities:
Accounts receivable	(1,353)	1,576
Inventories	(1,780)	(1,396)
Prepaid expense and other current assets	13	268
Accounts payable	(67)	(834)
Operating lease liability	(80)	(65)
Customer deposits	2	(43)
Accrued liabilities and other	(322)	175
Warranty settlement	(8)	(63)
Deferred revenue	32	35
Net cash used in operating activities	(12,918)	(11,036)

Cash Flows From Investing Activities:
Purchase of short-term investments	(6,145)	(23,119)
Proceeds from maturities of short-term investments	10,000	33,300
Capital expenditures for property and equipment	(133)	(201)
Investment in patents and trademarks	(277)	(133)
Purchase of intangible assets	(60)	-
Net cash paid for acquisition of Intrensic	(551)	-
Cash outlay for deposits	(66)	(3)
Net cash provided by investing activities	2,768	9,844

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	-	83
Proceeds from issuance of warrants and convertible preferred stock, net of offering costs	9,754	-
Net cash provided by financing activities	9,754	83

Net decrease in cash and cash equivalents	(396)	(1,109)
Cash and cash equivalents, beginning of period	5,330	4,937
Cash and cash equivalents, end of period	$4,934	$3,828

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Change in unrealized gain on short-term investments	$(94)	$62
Issuance of common stock for acquisition	$(1,938)	$-
Net assets acquired from acquisition	$147	$-
Convertible preferred stock issued, net of offering costs	$(2,036)	$-
Warrant liabilities	$(7,834)	$-
Dividends on convertible preferred stock	$(193)	$-
Right-of-use asset and liability recorded during period	$-	$260

See accompanying notes to unaudited condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Notes to Unaudited Condensed Consolidated Interim Financial Statements

(in thousands, except per share and share amounts)

1.                ORGANIZATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS

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

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), as filed with the SEC on March 2, 2023. The accompanying condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated balance sheet at December 31, 2022, contained in the Annual Report. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

Where necessary, the prior year’s information has been reclassified to conform to the current year presentation.

Principles of Consolidation

The Company has two wholly owned subsidiaries, Wrap Reality, Inc. formed in December 2020 that sells a virtual reality (“VR”) training system primarily targeting law enforcement agencies and Intrensic, LLC which the Company acquired in August 2023 which specializes in Body Worn Camera and Digital Evidence Management solutions. The consolidated financial statements include the accounts of these subsidiaries after elimination of intercompany transactions and accounts.

Business Combinations

The Company accounts for its business combinations under the provisions of Accounting Standards Codification ("ASC") Topic 805-10, Business Combinations ("ASC 805-10"), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using established valuation techniques. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

The estimated fair value of the acquired intangible assets was determined using a method which reflects the present value of the operating cash flows generated by this asset after taking into account the cost to realize the revenue, and an appropriate discount rate to reflect the time value and risk associated with the invested capital.

Certain adjustments to the assessed fair values of the assets and liabilities made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income.

Goodwill

Goodwill represents the difference, if any, between the aggregate consideration paid for an acquisition and the fair values of the underlying net assets and liabilities assumed from an acquired business. Goodwill is not amortized, but instead is tested for impairment. The Company tests goodwill for impairment on an annual basis during the fourth quarter, or more frequently if conditions indicate that such impairment could exist. The Company evaluates qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value and whether it is necessary to perform goodwill impairment process.

Definite-lived Intangible Assets

Definite-lived intangible assets represent certain trade names, patents, licenses, software, acquired technology and customer relationships. Definite-lived intangible assets are recorded at cost less any accumulated amortization and accumulated impairment losses, if any. Definite-lived intangible assets acquired through the business combination are measured at fair value at the acquisition date. The Company amortizes these acquired definite-lived intangibles assets with a finite life on a straight-line basis, over 6 years for technology; 7 years for customer relationships; and 8 years for trademarks and trade names.

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

Warrants

The Company accounts for warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the warrants issued in accordance with the guidance contained in ASC 815-40-15-7C, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations.

Convertible Preferred Stocks

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 480 and ASC 815 to determine if those instruments or embedded components of those instruments qualify as derivatives and are subject to bifurcation accounting. The Company determines that the economic characteristics and risks of the embedded derivative instrument are clearly and closely related to the economic characteristics and risks of the host contract. The convertible instruments are accounted for as a single hybrid instrument. Additionally, the convertible instruments do not have any redemption features that would preclude permanent equity classification in accordance with the guidance contained in ASC 480-10-S99.

The Company issued the Warrants, which are classified as liabilities and measured at fair value on a recurring basis, and Convertible Preferred Stocks in one transaction. The issuance proceeds were allocated by using the with-and-without method. Under this method, The Company first allocated the issuance proceeds to the Warrants based on their initial fair value measurement, and then allocated the remaining proceeds to the Convertible Preferred Stocks.

Loss per Share

Basic loss per share (EPS) is computed by dividing net loss, less any dividends, accretion or decretion, redemption or induced conversion, if any, on our Series A Convertible Preferred Stock, by the weighted average number of shares outstanding during the reported period.

In computing diluted EPS, we adjust the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the Series A Convertible Preferred Stock. Such add-back would also include any adjustments to equity in the period to accrete the Series A Convertible Preferred Stock to its redemption price, or recorded upon a redemption or induced conversion, if any. We adjust the denominator used in the basic EPS computation, subject to anti-dilution requirements, to include the dilution from potential shares resulting from the issuance of the Series A Convertible Preferred Stock, restricted stock units, and stock options. Stock options and restricted stock units exercisable or issuable for a total of 2,668,750 and 6,396,277 shares of Common Stock were outstanding at September 30, 2023, and 2022, respectively. These securities are not included in the computation of diluted net loss per common share for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

Recent Issued Accounting Guidance

The Company has reviewed recently issued, but not yet effective, accounting pronouncements and does not believe the future adoptions of any such pronouncements will be expected to cause a material impact on its financial condition or the results of operations.

In July 2023, the SEC adopted the final rule under SEC Release No. 33-11216, Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure, requiring disclosure of material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy and governance in annual reports. Regulation S-K Item 6 disclosure requirements under this rule will be effective for us in the fourth quarter of 2023. Incident disclosure requirements in Form 8-K will be effective for us on June 15, 2024. We are still evaluating for any impact on our financial statement disclosures from the adoption of this final rule.

Recent Developments

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

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced, and a receivable is recorded. A contract asset is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract. The Company may receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below details the activity in our contract liabilities during the nine months ended September 30, 2023.

	Customer	Deferred
	Deposits	Revenue
Balance at January 1, 2023	$-	$333
Additions, net	2	229
Transfer to revenue	-	(197)
Balance at September 30, 2023	$2	$365
Current portion	$2	$189
Long-term portion	$-	$176

At September 30, 2023, the Company’s deferred revenue of $365 consisted of $199 related to VR, $6 related to training and $160 related to BolaWrap extended warranties and services. At December 31, 2022, the Company’s deferred revenue of $333 consisted of $198 related to VR, $11 related to training and $124 related to BolaWrap extended warranties and services.

Estimated costs for the Company’s standard warranty, generally one-year, are charged to cost of products sold when revenue is recorded for the related product. Royalties are also charged to the cost of products sold.

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

The Company’s short-term investments consisting of U.S. Treasury bill securities and Certificate of Deposits are classified as Level 1 because they are valued using quoted market prices.

The following table shows the Company’s short-term investments by significant investment category as of September 30, 2023, and December 31, 2022.

	As of September 30, 2023
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Certificate of Deposits	10,000	-	-	10,000
Total Financial Assets	$10,000	$-	$-	$10,000

	As of December 31, 2022
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
U.S. Treasury securities in short-term investments	9,849	100	-	9,949
Certificate of Deposits	4,000	-	-	4,000
Total Financial Assets	$13,849	$100	$-	$13,949

Unrealized gains or losses resulting from our short-term investments are recorded in accumulated other comprehensive gain or loss as they are classified as available for sale. During the three and nine months ended September 30, 2023, no gain (loss) was recorded to other comprehensive gain (loss). During the three and nine months ended September 30, 2022, a $73 gain and $62 gain was recorded to other comprehensive gain (loss), respectively.

The warrant liabilities are measured at fair value on a recurring basis. The subsequent measurement of the warrant liabilities as of September 30, 2023, is classified as Level 3 due to the use of an observable market quote in a non-active market and the management’s assumption of the expected stock price volatility.

The following table presents the fair value in the beginning of the period, the changes in the fair value, and the fair value at the end of the period of warrant liabilities (in thousands):

Level 3:	September 30, 2023	December 31, 2022
Fair value at inception or the beginning of the period	$7,717	-
Change in fair value of warrant liabilities	117	-
Fair value as of September 30, 2023	$7,834	-

The Company uses the modified Black-Scholes option pricing model to determine the fair value of warrant liabilities. The following table summarizes the assumptions used to compute the fair value of Warrants:

	As of September 30, 2023	As of December 31, 2022
Expected stock price volatility	100%	-%
Risk-free interest rate	4.49%	-%
Dividends yield	0%	-%
Expected life of warrants	4.75	-
Exercise price	$1.45	$-

Our other financial instruments also include accounts receivable, accounts payable, accrued liabilities and business acquisition liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.

4.          INVENTORIES

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. Inventories consisted of the following:

	September 30, 2023	December 31, 2022
Finished goods	$2,921	$2,293
Work in process	-	-
Raw materials	2,895	1,682
Inventories - net	$5,816	$3,975

5.          PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30, 2023	December 31, 2022
Production and lab equipment	$536	$513
Tooling	505	448
Computer equipment	587	531
Furniture, fixtures and improvements	190	181
	1,818	1,673
Accumulated depreciation	(1,285)	(915)
Property and equipment, net	$533	$758

Depreciation expense was $122 and $358 for the three and nine months ended September 30, 2023, respectively, and $121 and $359 for the three and nine months ended September 30, 2022, respectively.

6.          INTANGIBLE ASSETS AND GOODWILL

Intangible Assets, net

Intangible assets, net consisted of the following:

	September 30, 2023	December 31, 2022
Amortizable intangible assets:
Patents	$841	$575
Trademarks	241	150
Purchased software and technology	2,452	1,962
Customer Relationships	160	-
	3,694	2,687
Accumulated amortization	(778)	(462)
Total amortizable	2,916	2,225
Indefinite life assets (non-amortizable)	403	344
Total intangible assets, net	$3,319	$2,569

Amortization expense was $150 and $317 for the three and nine months ended September 30, 2023, respectively, and $72 and $215 for the three and nine months ended September 30, 2022, respectively.

At September 30, 2023, future amortization expense is as follows:

2023 (3 months)	$164
2024	655
2025	650
2026	427
2027	180
Thereafter	840
Total estimated amortization expense	$2,916

Goodwill

The table below summarizes the changes in the carrying amount of goodwill:

Balance at January 1, 2023	$-
Acquired goodwill	1,611
Balance at September 30, 2023	$1,611

7.          ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable includes $122 and $127 due to related party Syzygy Licensing, LLC (“Syzygy”) as of September 30, 2023, and December 31, 2022, respectively. See Note 11 for additional information on this related party.

Accrued liabilities consist of the following:

	September 30, 2023	December 31, 2022
Patent and legal costs	$61	$135
Accrued compensation	786	1,100
Warranty costs	109	125
Taxes and other	172	103
Total	$1,128	$1,463

Accrued compensation includes $139 and $1,022 in employee bonuses and commissions payable at September 30, 2023 and December 31, 2022, respectively.

Changes in our estimated product warranty costs were as follows:

	Nine Months Ended September 30,
	2023	2022
Balance, beginning of period	$125	$96
Warranty settlements	(8)	(63)
Release of warranty provision	(8)	55
Balance, end of period	$109	$88

8.          WARRANTS

On June 29, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain directors of the Company and certain accredited and institutional investors (collectively, the “Investors”), pursuant to which it agreed to sell to the Investors in a private placement (the “Offering”): (i) warrants to acquire up to an aggregate of 6,896,553 shares of Common Stock (the “Warrants”) and (ii) Series A Convertible Preferred Stock (Note 9). The warrants are exercisable six months after issuance at an exercise price of $1.45 per share, subject to adjustment, and expire five years from the date of issuance. The closing of the Offering occurred on July 3, 2023. The aggregate gross proceeds from the Offering were $10,000. $7,717 of $10,000 was allocated to the Warrants.

9.          STOCKHOLDERS' EQUITY

The Company’s authorized capital consists of 150,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”).

On July 3, 2023, the Company filed a Certificate of Designations (the “Series A COD”) with the State of Delaware, designating 10,000 shares of its Preferred Stock as Series A Convertible Preferred Stock, $0.0001 per share (the “Series A Preferred”). Shares of Series A Preferred are convertible into Common Stock (the “Conversion Shares”) at an initial conversion price of $1.45 (the “Conversion Price”), subject to customary adjustments and price-based as defined in the Series A COD. Holders of Series A Preferred Shares are entitled to dividends of 8% per annum, payable quarterly, subject to adjustment upon the occurrence of certain events in accordance with the terms of the Series A COD. The holders of Series A Preferred have no voting rights on account of the Preferred Shares, other than with respect to certain matters affecting the rights of the Preferred Shares.

On June 29, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain directors of the Company and certain accredited and institutional investors (collectively, the “Investors”), pursuant to which it agreed to sell to the Investors in a private placement (the “Offering”): (i) the Warrants Note 8 and (ii) an aggregate of 10,000 shares of the Company’s newly designated Series A Convertible Preferred Stock, with par value $0.0001 per share and a stated value of $1,000 per share, initially convertible into up to 6,896,553 shares of the Company’s common stock, par value $0.0001 per share at a conversion price of $1.45 per share, subject to customary adjustments and price-based as defined in the Series A Certificate of Designations (the “Convertible Preferred Stocks”). The customary adjustments include: (i) additional amounts related to declared and unpaid Dividends and any other unpaid amounts due and payable and (ii) make-whole amounts related to the accrual of any additional dividends that would have accrued up to the date of conversion including the one-year anniversary from the date of conversion. Each preferred stock has a stated value of $1,000 per share, and holders thereof are entitled to cumulative dividends of 8% per annum on the stated value, payable quarterly in arrears, subject to adjustment upon the occurrence of certain events in accordance with the terms of the Convertible Preferred Stocks. The holders of Convertible Preferred Stocks have no voting rights on account of the Convertible Preferred Stocks, other than with respect to certain matters affecting the rights of the Convertible Preferred Stocks. $2,036 of the aggregate gross proceeds was allocated to the Convertible Preferred Stocks. In September 2023, the Company authorized and declared $193 dividend which was an accrued in accounts payable as of September 30, 2023.

10.          SHARE-BASED COMPENSATION

On March 31, 2017, the Company adopted, and the stockholders approved, the 2017 Stock Incentive Plan (the “Plan”) authorizing 2,000,000 shares of Common Stock for issuance as awards to employees, directors or consultants. In May 2019, the stockholders ratified an increase in the Plan authorizing an additional 2,100,000 shares of Common Stock; in June 2020 ratified an additional 1,900,000 shares of Common Stock; in June 2021 ratified an additional 1,500,000 shares of Common Stock; and in June 2022 ratified an additional 1,500,000 shares of Common Stock; for a total of 9,000,000 shares subject to the Plan. At September 30, 2023, there were 4,438,539 shares of Common Stock remaining available for grant under the Plan.

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

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2023:

		Weighted Average
	Options on Common Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding January 1, 2023	5,491,399	$3.72	5.96	$92
Granted	60,000	$1.34
Exercised	(250)	$1.50
Forfeited, cancelled, expired	(3,329,476)	$5.54
Outstanding September 30, 2023	2,221,673	$3.56	7.65	$10
Exercisable September 30, 2023	1,033,504	$4.37	7.02	$-

At September 30, 2023, there were 1,529,275 service-based stock options outstanding, and 692,398 performance-based stock options outstanding, which performance-based stock options were granted in April 2022 to the Company’s former Chief Executive Officer and President, subject to future market capitalization targets. 1,207,698 of the 2,221,673 stock options granted included in the table above were granted in April 2022 outside the Plan as an employment inducement grant but are subject to the terms and conditions of the Plan.

The Company uses the Black-Scholes option pricing model to determine the fair value of service-based options granted. The following table summarizes the assumptions used to compute the fair value of options granted to employees and non-employees:

	For the Nine Months
	Ended September 30,
	2023	2022
Expected stock price volatility	49%	49%
Risk-free interest rate	3.64%	1.17%
Expected dividend yield	0%	0%
Expected life of options	6.66	3.46
Weighted-average fair value of options granted	$0.55	$1.25

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

The Company used the Monte Carlo Simulation Model to value at the grant date the aggregate of 1,614,230 market condition performance options granted in April 2022 to the Company’s former Chief Executive Officer and President. The assumptions used in the Monte Carlo Simulation were stock price on date of grant of $2.89, contract term of 10 years, expected volatility of 49% and risk-free interest rate of 2.9%. Vesting is based on sustained market capitalization of $250 million, $500 million and $1 billion and resulted in implied service periods ranging from approximately 4 to 7 years. At September 30, 2023, 921,832 of the 1,614,230 market condition performance options granted in April 2022 were cancelled.

Stock option expense was $(169) and $399 for the three and nine months ended September 30, 2023, respectively, and $308 and $1,448 for the three and nine months ended September 30, 2022, respectively.

Restricted Stock Units

The Plan provides for the grant of restricted stock units (“RSUs”). RSUs are settled in shares of the Company’s Common Stock as the RSUs become vested. The following table summarizes RSU activity for the nine months ended September 30, 2023:

	Service-Based RSU's	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period (Years)
Unvested at January 1, 2023	922,057	$2.88	2.11
Granted - service based	686,394	$1.33
Vested	(862,993)	$2.87
Forfeited and cancelled	(298,381)	$2.47
Unvested at September 30, 2023	447,077	$2.00	1.74

RSU expense was $(33) and $1,249 for the three and nine months ended September 30, 2023, respectively, and $564 and $1,180 for the three and nine months ended September 30, 2022, respectively.

Share-Based Compensation Expense

The Company recorded share-based compensation for options and RSUs in its statements of operations for the relevant periods as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Selling, general and administrative	$(149)	$700	$1,404	$2,180
Research and development	(53)	172	244	448
Total share-based expense	$(202)	$872	$1,648	$2,628

As of September 30, 2023, total estimated compensation cost of stock options granted and outstanding but not yet vested was $1,168 which is expected to be recognized over the weighted average period of 2.73 years.

As of September 30, 2023, total estimated compensation cost of RSUs granted and outstanding but not yet vested was $757 which is expected to be recognized over the weighted average period of 1.61 years.

11.          DEFINED CONTRIBUTION PLAN

The Company has a defined contribution savings plan for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. This plan was formed on January 1, 2022. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company’s contributions for each of the three and nine months ended September 30, 2023, and year ended December 31, 2022, was $0.

12.          COMMITMENTS AND CONTINGENCIES

Related Party Technology License Agreement

The Company is obligated to pay royalties and development and patent costs pursuant to an exclusive Amended and Restated Intellectual Property License Agreement dated as of September 30, 2016, with Syzygy, a company owned and controlled by stockholder/consultant Mr. Elwood Norris and stockholder/consultant Mr. James Barnes. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000 in royalties or until September 30, 2026, whichever occurs earlier. The Company recorded $122 and $185 for royalties during the three and nine months ended September 30, 2023, respectively, and $61 and $147 for royalties during the three and nine months ended September 30, 2022, respectively. The maximum payout still available under this arrangement is $95 as of September 30, 2023.

Service Provider Agreement

Pursuant to the Professional Services and Technology Acquisition Agreement (the “Agreement”) entered into with Lumeto, Inc. and Spatial Industries Group, Inc. (collectively, “Service Provider”) on November 22, 2022, as amended on April 2, 2023, the Service Provider provided to the Company certain technology, services, and perpetual licenses for use within the Company’s Wrap Reality virtual simulation training platform (the “Technology, Services, and License”) in consideration for a cash payment of $700 to the Service Provider, which was completed as of June 30, 2023. The Company has no ongoing or future commitments, responsibilities, or obligations related to this matter.

Purchase Commitments

At September 30, 2023, the Company was committed for approximately $1,690 for future component deliveries that are generally subject to modification or rescheduling in the normal course of business.

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

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding firearms that arise in the ordinary course of its business.

Litigation

The Company is subject to litigation and other claims in the ordinary course of business. The Company records a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. At September 30, 2023, we had no provision for liability under existing litigation.

13.          RELATED PARTY TRANSACTIONS

Commencing in October 2017 the Company began reimbursing Mr. Elwood Norris, a former officer, current 10% stockholder and consultant of the Company, $1.5 per month on a month-to-month basis for laboratory facility expense, for an aggregate of $4.5 and $13.5 during the three and nine months ended September 30, 2023, and 2022, respectively. Mr. Norris retired as the Company’s Chief Technology Officer effective September 30, 2021, and commencing July 1, 2021, was engaged as a month-to-month consultant. Mr. Norris was paid a monthly fee of $7.5 per month for aggregate consulting payments of $22.5 and $67.5 during each of the three and nine months ended September 30, 2023, and 2022.

On June 29, 2023, we entered into the Purchase Agreement with certain investors, including Mr. Scot Cohen, the Executive Chairman of the Company, and V4, an entity over which Mr. Cohen exercises control and whose securities are beneficially owned by Mr. Cohen (the “Affiliated Offering”), pursuant to which the Company issued to Mr. Cohen and V4 an aggregate of 3,000 Series A Preferred and warrants to purchase up to an aggregate of 2,068,966 shares of Common Stock for aggregate gross proceeds of $3,000,000 (excluding the proceeds the Company may receive from the exercise of the warrants issued in the Affiliated Offering) (the “Affiliated Proceeds”). The Certificate of Designation for the Series A Preferred provides that Series A Preferred held by a holder who serves as a director, officer or is an employee of the Company shall only be convertible into shares of Common Stock following receipt of approval of a majority of the Company’s stockholders (“Stockholder Approval”). Similarly, any warrant issued to one of our directors may not be exercised prior to date that is the later of (x) the date on which the Company received Stockholder Approval and (y) the date that is six months from the date of issuance). Stockholder Approval was attained at a special meeting of stockholders held on September 19, 2023.

On August 9, 2023, the Company entered into the Purchase Agreement with Intrensic and the Sellers, including Kevin Mullins, a director of the Company and its Chief Executive Officer. Under the terms of the Purchase Agreement, the Company agreed to purchase, and Sellers, including Mr. Mullins, agreed to sell, 100% of the Membership Interests of Intrensic for the following consideration: (i) $554 in cash, subject to adjustment based upon the outstanding indebtedness of Intrensic and Intrensic’s working capital; and (ii) 1,250,000 shares of Common Stock of the Company. Kevin Mullins owns approximately 9.53% of the Membership Interests, and as such, has a financial interest in the sale of Intrensic to the Company.

See Notes 1, 7 and 12 for additional information on related party transactions and obligations.

14.          MAJOR CUSTOMERS AND RELATED INFORMATION

For the three months ended September 30, 2023, revenue from two distributors accounted for approximately 62% and 12% of revenue with no other single customer accounting for more than 10% of total revenue. For the three months ended September 30, 2022, revenue from one distributor accounted for approximately 59% of revenue with no other single customer accounting for more than 10% of total revenue.

For the nine months ended September 30, 2023, revenue from one distributor accounted for approximately 41% of revenue with no other single customer accounting for more than 10% of total revenue. For the nine months ended September 30, 2022, revenue from one distributor accounted for approximately 39% of revenue with no other single customer accounting for more than 10% of total revenue.

At September 30, 2023, accounts receivable from one distributor accounted for 51% of net accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2022, accounts receivable from one distributor accounted for 70% of net accounts receivable.

The following table summarizes revenue by geographic region. Revenue is attributed to countries based on customer’s delivery location:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Americas	$1,347	$1,478	$3,225	$3,484
Europe, Middle East and Africa	2,284	220	2,320	435
Asia Pacific	-	3	(1)	545
Total revenues	$3,631	$1,701	$5,544	$4,464

15.          BUSINESS COMBINATION

The Company entered into the Purchase Agreement with Intrensic and the Sellers with an effective date of August 9, 2023 (the (“Closing”).  The Closing was consummated on August 16, 2023.  Under the terms of the Purchase Agreement, the Company agreed to purchase, and Sellers agreed to sell the  Membership Interests for the following consideration at Closing: (i) $554 in cash, subject to adjustment based upon the outstanding indebtedness of Intrensic and Intrensic’s working capital as of the Closing; and (ii) 1,250,000 shares of Common Stock of the Company valued at approximately $1,938.

The Company assessed the historical financial information of Intrensic to determine if it would materially impact Wrap's historical financial statements for the purposes of disclosing proforma financial information. The Company determined that in the current or prior reporting periods the acquired business contributed immaterially to the Company’s financial statements . Therefore, a pro forma disclosure of the Company as if the business combination had occurred is not warranted under ASC 805.

The preliminary purchase price is not finalized. The Company is still evaluating the impact of the income tax provision related to the acquisition and assessing the assumed contracts related to deferred revenue.

The table below sets forth the preliminary allocation of the fair value of Intrensic’s net assets acquired and the corresponding line item in the Company’s consolidated balance sheet at the date of acquisition.

Cash and cash equivalents	$3
Accounts receivable	90
Inventory	61
Net property, plant and equipment	-
Technology	490
Customer relationships (included in Intangibles)	160
Trademarks and trade names (included in Intangibles)	80
Goodwill	1,611
Total assets	$2,495

Liabilities	3
Equity	2,492
Total liabilities and equity	$2,495

Purchase Price:
Cash	554
Equity	1,938
Liabilities assumed	3
Total	$2,495

Legal fees incurred in connection with the transaction totaled approximately $38 and have been expensed as incurred.

16.          SUBSEQUENT EVENTS

Appointment of Executive Chairman

On October 12, 2023, the Board of Directors (the “Board”) appointed Scot Cohen, the Company’s current Chairman of the Board, to the position of Executive Chairman, effective October 12, 2023 (the “Effective Date”). Mr. Cohen cofounded the Company in March 2016, and has previously served as the Executive Chairman of the Company from July 2017 until June 2021.

In connection with Mr. Cohen’s appointment as Executive Chairman, the Company and Mr. Cohen entered into an agreement on October 12, 2023 (the “Agreement”). Pursuant to the Agreement, unless earlier terminated pursuant to the terms therein, Mr. Cohen will serve as the Company’s Executive Chairman for an initial term of two years from the effective date of his appointment. As compensation for Mr. Cohen’s services to the Company, the Agreement entitles Mr. Cohen to an annualized base salary of $200,000 (the “Base Salary”) and eligibility to participate in customary benefits offered to other executives of the Company.

The Agreement further provides for:

●

A grant of that number of restricted shares (“RSAs”) of the Company’s Common Stock equal to $675,000 divided by $1.40, representing the closing price of Common Stock as reported on the Nasdaq Capital Market on October 12, 2023 (the “Closing Price”) for the date of grant (the “Grant Date”), which RSAs are subject to certain vesting conditions based on the achievement of certain targets based on total market capitalization of the Company.

●

A nonqualified option to purchase up to that number of shares of Common Stock with a Grant Date fair value equal to $675,000 divided by the Closing Price (the “Option”), an exercise price equal to the Closing Price, and a term of 10 years, which Option vests based on Mr. Cohen’s continued employment with the Company and the achievement of certain budgeted revenue targets established by the Board; and

●

A nonqualified option to purchase up to 2.25% of the number of shares of the Company’s Common Stock that are issued and outstanding (determined on a fully-diluted basis, including, without limitation, any shares issuable upon the conversion or exercise of any outstanding warrants or preferred stock) as of the Effective Date (the “Performance Option”), at an exercise price equal to the Closing Price, and a term of 10 years, which Performance Option vests, subject to Mr. Cohen’s continued employment with the Company through each vesting date, in accordance with the same vesting conditions as provided for in the RSAs.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by the full text of the Agreement, a copy of which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2023.

Resignations of Michael Parris and Wayne Walker

Effective October 11, 2023 (the “Mr. Parris Resignation Date”), and October 12, 2023 (the “Mr. Walker Resignation Date”), Michael Parris and Wayne Walker, respectively, resigned from their positions as members of the Board. Neither director’s decision to resign was the result of any dispute or disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

Appointment of Rajiv Srinivasan and Timothy Szymanski

On October 12, 2023, Rajiv Srinivasan and Timothy Szymanski were appointed to serve as members of the Board to fill the vacancies created as a result of the resignations of Messrs. Parris and Walker, until the Company’s next annual meeting of stockholders or until their respective successors are duly elected and qualified.

Miami Office Lease

The Company has entered into an 89-month lease for 4,487 square feet of office space in Miami, Florida, starting from November 1, 2023. This leasing arrangement aims to enhance the Company's footprint on the East Coast and in international markets.

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events through the filing date and determined that no additional subsequent events occurred that were reasonably expected to impact the consolidated condensed financial statements presented herein.

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

Wrap Reality – is a law enforcement 3D training system employing immersive computer graphics VR with proprietary software-enabled content. It allows up to two participants to enter a simulated training environment simultaneously, and customized weapons controllers enable trainees to engage in strategic decision making along the force continuum. Wrap Reality has 43 scenarios for law enforcement and corrections and 25 scenarios at this time for societal reentry. Wrap Reality is one of the most robust 3D Virtual Reality solutions on the market for law enforcement and societal reentry today.

Wrap Intrensic – is a Body-Worn Camera (BWC) and Digital Evidence Management (DEM) solutions provider.  BWC and DEM play crucial role in capturing, storing, and managing digital evidence, such as video and audio recordings for various purposes, including criminal investigations and maintaining transparency in public interactions. The Wrap Intrensic X2 camera hardware and storage and data management capability, along with awareness of front-line operations, provides customers with a solution to meet the challenges.  Wrap Intrensic Evidence on Cloud provides an unlimited video storage platform that includes video and other evidence uploading, search, retrieval, redaction, and evidence sharing while reducing the need for resources required to manage this evidence.

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

In addition, we are focused on aggressive marketing and public relations efforts. We are confident in the potential market opportunities for our solutions in remote restraint, virtual reality solutions and digital evidence management in the law enforcement and security sectors worldwide. These opportunities are driven by the increasing demand for less-lethal policing, continued training, and transparency driven by community demands and local laws.

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

Management anticipates that our portfolio of products has a strong and expanding pipeline of market opportunities in the law enforcement, military, corrections, and homeland security sectors both domestically and internationally. With the increasing demand for more humane and safer policing practices, continued need for ongoing training, and transparency for police encounters, we expect a continued surge in our global business. Currently, we are exploring major international business prospects while simultaneously seeking to establish relationships with large police agencies in the U.S. However, we acknowledge that it is challenging to predict the exact timeline for closing these deals, or whether they will ultimately materialize.

As part of our efforts to expand our sales and distribution operations, we provide a comprehensive training program for law enforcement officers and trainers in using the BolaWrap. This training equips them with knowledge about the appropriate use and limitations of BolaWrap in tandem with modern policing techniques for de-escalation of encounters. We now focus on also teaching when and why BolaWrap should be used, including the specific area of success (i.e., after verbal commands break down and before the law enforcement officer is ready to escalate to pain compliance tools). Management believes that law enforcement trainers and officers who have been trained to use our products, or have witnessed demonstrations, are more inclined to support the acquisition and deployment of our products by their respective departments to drive successful outcomes. As of September 30, 2023, over 1,480 agencies have received BolaWrap training with over 5,200 training officers at those agencies certified as BolaWrap instructors and qualified to train the rest of their departments, representing a 14% increase in agencies and a 14% increase in trained officers as compared to September 30, 2022.

Operating expense for the third quarter of fiscal 2023 increased $0.1 million, or 2%, to $4.9 million from $4.8 million in the prior year period. The increase in operating expense was the result of one-time items associated with the Company’s finance offering and legal expenses associated with the acquisition of Intrensic.

Management is confident that implementing the strategic changes it made in April are leading to substantial sales growth and put us on a path towards sustainable profitability. Although geopolitical tensions and macroeconomic challenges have affected our quarterly results in the past and may in the future, we believe our firm is uniquely positioned to provide lifesaving technologies, training, and digital evidence management that enable law enforcement officers. If departments follow our Use of Force Guarantee requirements, we are confident enough to offer that in 12 months we would buy their BolaWrap devices back if they do not reduce their reportable use of force by 10%. With an increasing addressable market, Wrap offers a unique value proposition. Our improved pricing strategy, coupled with reduced operating expense and our growing sales outlook, is expected to help reduce losses and improve cash flow in the future.

Looking ahead to the coming years, we plan to increase the number of product demonstrations and training sessions, both domestically and in the international markets. Our new focus on the when and why BolaWrap is used is already showing improved results. This is a departure of the hardware product only approach of the past. Our sales of the BolaWrap 150, Wrap Reality and Wrap Intrensic are expected to continue to rise, aided by our ongoing cost savings and cost control measures, which should lead to an overall reduction in cash burn.

At September 30, 2023, we had backlog of approximately $48 thousand expected to be delivered in the fourth quarter of 2023. Additionally, we had deferred revenue of $365 thousand expected to be recognized generally over the next five years. Our deferred revenue mostly is from Wrap Reality subscription and other revenue. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation, in the normal course of business.

Since inception, we have generated significant losses from operations and anticipate that we will continue to generate significant losses from operations for the foreseeable future. We believe that we have adequate financial resources to sustain our operations for the next year. We reduced our net loss during the third quarter of fiscal 2023 by more than $1.1 million as compared to the third quarter of fiscal 2022. Net cash used in operations during the nine months ended September 30, 2023, was $2.1 million more than cash used in operations during the nine months ended September 30, 2022. This increase in net cash used during the first nine months of 2023 as primarily driven by changes in Account Receivable and Inventory.

We expect that we will continue to innovate new applications for our public safety technology, open new geographies, develop new products and technologies to meet diverse customer requirements and identify and develop new markets for our products.

Supply chain disruptions have affected our operations in the past and could negatively impact our ability to source materials, manufacture and distribute products in the future. Moreover, financial markets have continued to experience significant volatility, challenging the Company’s ability to access the capital markets to provide additional working capital to fund the Company’s growth. Despite these conditions, and following an analysis of our future capital needs, the Company consummated an offering of Series A Convertible Preferred Stock and Warrants (“Offering”), which Offering closed on July 5, 2023, resulting in gross proceeds to the Company of approximately $10.0 million of which $7.4 million was received on June 29, 2023. The $7.4 million received was recorded to cash with an offset to warranty liability. As a result, we had $14.9 million in cash and cash equivalents and short-term investments as of September 30, 2023. We therefore believe we have sufficient capital to fund our operations for the next twelve months. However, liquidity constraints and access to capital markets could still negatively affect our liquidity and require changes to our investment strategy.

Future global pandemics could potentially result in lost or delayed revenue for our Company, as occurred in the years ended December 31, 2021, and 2022 due to the global COVID-19 pandemic. These potential future events could include restrictions on our suppliers' ability to meet delivery requirements and commitments, employees' inability to perform their work due to illness caused by a pandemic or local, state, or federal mandates requiring employees to stay home. Delays in carriers' ability to deliver our products to customers, unforeseen deviations from customers or foreign governments restricting the ability to conduct business, and customers' inability to pay us on a timely basis, if at all, could also limit our revenue.

Our Company may be positively or negatively impacted by social unrest, riots, protests against racial inequality, and movements like "Defund the Police." Such unrest may be further fueled by misleading information or negative publicity about our solutions. We believe our solutions are actually the answer to reducing use of force and driving safer outcomes for officers and the citizens they interact with each day. We recently introduced our Protest Riot Pack aimed at equipping officers with an easy to grab no-harm solution for dealing with civil unrest. Although the intensity of these events may have subsided, some may still indirectly or directly influence police agency budgets and the funding available to current and potential customers. In addition, participants in these events may attempt to create the impression that our solutions are contributing to the perceived problems, potentially harming our business and operations, including our revenue, earnings, and cash flows from operations.

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

Warrants. The Company accounts for warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Business Combination. The Company accounts for its business combinations under the provisions of Accounting Standards Codification ("ASC") Topic 805-10, Business Combinations ("ASC 805-10"), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using established valuation techniques. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

The estimated fair value of the acquired intangible assets was determined using a method which reflects the present value of the operating cash flows generated by this asset after taking into account the cost to realize the revenue, and an appropriate discount rate to reflect the time value and risk associated with the invested capital.

Certain adjustments to the assessed fair values of the assets and liabilities made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income.

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Other than the warrants and business combination described above, there were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the period ended September 30, 2023. Our accounting policies are more fully described in Note 1. Organization and Summary of Significant Accounting in the notes to our audited consolidated financial statements included in the Annual Report.

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

We expect our operating costs will reduce from the first three fiscal quarters of 2023 as a result of the changes implemented in April 2023, and ongoing cost containment efforts. We may incur additional non-cash share-based compensation costs depending on future option and restricted stock unit grants that are impacted by stock prices and other valuation factors. Historical expenditures are not indicative of future expenditures.

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Report.

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands, except percentage change)
Revenues:
Product sales	$3,248	$1,612	$1,636	101%
Other revenue	383	89	294	330%
Total revenues	3,631	1,701	1,930	113%
Cost of revenue	1,454	790	664	84%
Gross profit	2,177	911	1,266	139%

Operating expenses:
Selling, general and administrative	4,317	3,586	731	20%
Research and development	610	1,236	(626)	(51)%
Total operating expenses	4,927	4,822	105	2%
Loss from operations	$(2,750)	$(3,911)	$1,161	(30)%

Revenue

We reported net revenue of $3.6 million for the three months ended September 30, 2023, as compared to $1.7 million for the quarter ended September 30, 2022, a 113% increase over the prior year. International revenue increased from $223 thousand for the three months ended September 30, 2022 to $2.3 million for the three months ended September 30, 2023. The increase in international revenue was driven by certain large orders and continued strong demand for our products in the EMEA region. We also incurred discounts of $68 thousand during the three months ended September 30, 2023, as a result of promotional programs designed to encourage customers to upgrade to the BolaWrap 150. Gross sales were $3.7 million for the three months ended September 30, 2023, before such discounts. The discounts compare to normal business discounts of $240 thousand in the comparable quarter of the prior year. We expect a decline to minimal discounts in 2024 as we have phased out our promotional upgrade offer.

International revenue generally consists of larger orders with the end user being large, centralized government agencies. These orders continue to be lumpy and difficult to predict as to both timing and amount. We believe that revenue during the fiscal year 2023 will increase overall compared to the revenue recorded during 2022 due to growth of domestic sales and anticipated international orders from a robust pipeline, although no assurances can be given. We believe based on pipeline that these larger international deals are more likely to book and ship in the final quarter of 2023.

We incurred product promotional costs of $61 thousand during the three months ended September 30, 2023, related primarily to BolaWrap 150 demonstration products and the cost of training products and accessories delivered to law enforcement agencies that were expensed as marketing costs. We are responding to increased demand for training as a result of expanded product and brand awareness and increased successful field use by agencies but due to awareness expect reductions in product promotional costs from the prior year.

Gross Profit

Our gross profit for the three months ended September 30, 2023, was $2.2 million, or a gross margin of 60%. Our gross profit for the three months ended September 30, 2022, was $0.9 million, or a gross margin of 54%. The increase in gross profit represented a 139% increase over prior year as a result of cost efficiencies with the BolaWrap 150 production, selling price adjustments implemented in September of 2022, and a reduction of promotional pricing.

As our revenue history is limited, historical margins may not accurately reflect future margins. However, we expect higher margins with the production of the BolaWrap 150 compared to previous production due to design changes and improved pricing. Our margins are also subject to variations based on the sales channels and product mix through which our products are sold. At present, our cassettes have lower margins than BolaWrap devices. As we scale cassette production, we will look to reduce our costs and drive higher cassette margins. Cassettes were a total of 21% of our overall revenue in the three months ended September 30, 2023, and will continue to grow as a recurring revenue base as more BolaWrap devices are in the field and the usage of BolaWrap increases due to the need of officers to de-escalate earlier to prevent injuries and use of higher levels of force.

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

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense of $4.3 million for the three months ended September 30, 2023 increased by $0.7 million, when compared to $3.6 million for the three months ended September 30, 2022. The increase in selling general and administrative expense was the result of one-time items associated with the Company’s financing and the acquisition of Intrensic.

Share-based compensation costs allocated to SG&A decreased to $(149) thousand compared to $700 thousand for the comparable prior quarter. This $849 thousand decrease resulted primarily from changes in management and one-time cost offsets associated with the management changes in April 2023.

Salaries and burden costs of $1.6 million for the three months ended September 30, 2023, was a decrease of $0.6 million, or a 25% decrease, due to change in headcount. During the three months ended September 30, 2023, as compared to same period during the prior year, we increased professional fees by $940 thousand, and increased consulting and contract services fees by $214 thousand. We expect expenditures for SG&A expense to be relatively in line with the third quarter of 2023 despite anticipated increases in Revenue.

Advertising and promotion costs were $224 thousand for the three months ended September 30, 2023, or a decrease of $32 thousand as compared to $256 thousand during the three months ended September 30, 2022. The changes in advertising costs were related to reductions in consultants and other cost containment efforts. However, the company expects advertising costs will increase in the future due to increased investment in strategic targeting and marketing campaigns as well as building brand awareness.

Research and Development Expense

Research and development expense decreased by $626 thousand for the three months ended September 30, 2023, when compared to the three months ended September 30, 2022. We incurred a $225 thousand period over period decrease in share-based compensation expense allocated to research and development expense as a result of personnel changes made in April 2023. Outside consulting costs decreased by $90 thousand and prototype related costs decreased by $120 thousand primarily due to reduced costs related to finalizing the BolaWrap 150 product and continued cost containment efforts.

Operating Loss

Loss from operations of $2.8 million during the three months ended September 30, 2023, was a reduction of $1.1 million compared to loss from operations of $3.9 million during the three months ended September 30, 2022, reflecting increased margin and the focus on reducing operating costs.

Nine months Ended September 30, 2023, Compared to Nine months Ended September 30, 2022

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Report.

	Nine months Ended September 30,		Change
	2023	2022	$	%
Revenue:
Product sales	$4,897	$4,042	$855	21%
Other revenue	647	422	225	53%
Total revenue	5,544	4,464	1,080	24%
Cost of revenue	2,347	2,430	(83)	(3)%
Gross profit	3,197	2,034	1,163	57%

Operating expense:
Selling, general and administrative	12,604	11,952	652	5%
Research and development	2,683	4,210	(1,527)	(36)%
Total operating expense	15,287	16,162	(875)	(5)%
Loss from operations	$(12,090)	$(14,128)	$2,039	(14)%

Revenue

We reported net revenue of $5.5 million for the nine months ended September 30, 2023, as compared to $4.5 million for the nine months ended September 30, 2022, a 24% increase over the prior year. International revenue increased from $1.0 million for the nine months ended September 30, 2022 to $2.3 million for the nine months ended September 30, 2023. We incurred discounts of $132 thousand during the nine months ended September 30, 2023, as a result of promotional programs designed to encourage customers to upgrade to the BolaWrap 150. Gross sales were $5.7 million for the nine months ended September 30, 2023, before such discounts. The discounts compare to normal business discounts of $790 thousand in the comparable nine-month period of the prior year. We expect a decline to minimal discounts in 2023 as we have phased out our promotional upgrade offer.

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

We incurred product promotional costs of $156 thousand during the nine months ended September 30, 2023, related primarily to BolaWrap 150 demonstration products and the cost of training products and accessories delivered to law enforcement agencies that were expensed as marketing costs. We are responding to increased demand for training as a result of expanded product and brand awareness and increased successful field use by agencies but due to awareness expect reductions in product promotional costs from the prior year.

We had $365 thousand of deferred revenue on September 30, 2023, of which $199 thousand related to VR, $6 thousand was related to training and $160 thousand related to BolaWrap extended warranties and services. As we potentially secure increased bookings for Wrap Reality, as well as BolaWrap extended warranties, we expect our deferred revenue to grow in future quarters.

On September 30, 2023, we had backlog of $48 thousand expected to be delivered in the fourth quarter of 2023. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instance’s cancellation in the normal course of business.

Gross Profit

Our gross profit for the nine months ended September 30, 2023, was $3.2 million, or a gross margin of 58%. Our gross profit for the nine months ended September 30, 2022, was $2.0 million, or a gross margin of 46%. The increase in gross profit represented a 57% increase over prior year as a result of increased sales and continue cost containment efforts on production.

As our revenue history is limited, historical margins may not accurately reflect future margins. However, we expect higher margins with the production of the BolaWrap 150 compared to previous production due to design changes and improved pricing. Our margins are also subject to variations based on the sales channels and product mix through which our products are sold. At present, our cassettes have lower margins than BolaWrap devices. As we scale cassette production, we will look to reduce our costs and drive higher cassette margins. Cassettes were a total of 20% of our overall revenue in the nine months ended September 30, 2023, and will continue to grow as a recurring revenue base as more BolaWrap devices are in the field and the usage of BolaWrap increases due to the need of officers to de-escalate earlier to prevent injuries and use of higher levels of force.

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

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense of $12.6 million for the nine months ended September 30, 2023 increased by $0.6 million, when compared to $12.0 million for the nine months ended September 30, 2022, due to cost one-time costs associated with severance, the Intrensic acquisition, and the Company’s financing.

Share-based compensation costs allocated to SG&A decreased to $1.4 million compared to $2.2 million for the comparable prior-year period. This $0.8 million decrease resulted primarily due to changes in management, one-time costs in the prior year period, and changes in the stock price.

Salaries and burden costs of $4.6 million for the nine months ended September 30, 2023, was a $2.2 million decrease compared to the prior year nine months ended September 30, 2022. During nine months ended September 30, 2023, as compared to same period during the prior year, we increased professional fees by $1.1 million, and increased consulting and contract services fees by $243 thousand. We expect expenditures for SG&A expense in 2023 to be slightly lower than 2022 despite expected revenue growth.

Advertising and promotion costs were $669 thousand for the nine months ended September 30, 2023, or a decrease of $246 thousand as compared to $915 thousand during the nine months ended September 30, 2022. The changes in advertising costs were related to reductions in consultants and other cost containment efforts.

Research and Development Expense

Research and development expense decreased by $1.5 million for the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022. We incurred a $204 thousand period over period decrease in share-based compensation expense allocated to research and development expense as a result of personnel changes made in April 2023. Outside consulting costs decreased by $342 thousand and prototype related costs decreased by $443 thousand for the nine months ended September 30, 2023, primarily due to reduced costs related to finalizing the BolaWrap 150 product.

Operating Loss

Loss from operations of $12.1 million during the nine months ended September 30, 2023 was a reduction of $2.0 million compared to loss from operations of $14.1 million during the nine months ended September 30, 2022, reflecting increased margin and the focus on reducing operating costs.

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

We have experienced net losses and negative cash flows from operations since our inception. As of September 30, 2023, we had cash and cash equivalents of $4.9 million, short-term investments of $10.0 million, positive working capital of $15.0 million and had sustained cumulative losses attributable to stockholders of $79.4 million. Our working capital at September 30, 2023 was positively affected by an increase in inventories of approximately $1.8 million, which consisted of increases of inventory of the BolaWrap 150 in anticipation of future orders, and the receipt of $10.0 million from the Offering on June 29, 2023 that formally closed on July 5, 2023.  The Offering was consummated following an analysis of our future capital needs, resulting in the issuance of Series A Convertible Preferred Stock and Warrants.  The Offering generated gross proceeds to the Company of approximately $10.0 million.  As a result, we had $14.9 million in cash and cash equivalents and short-term investments as of September 30, 2023. We therefore believe we have sufficient capital to fund our operations for the next twelve months. However, liquidity constraints and access to capital markets could still negatively affect our liquidity and require changes to our investment strategy.

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

On June 29, 2023, the Company entered into a Securities Purchase Agreement with a founder and director of the Company and certain accredited and institutional investors (collectively, the “Investors”), pursuant to which it agreed to sell to the Investors in a registered direct offering (the “Offering”) (i) an aggregate of 10,000 shares of the Company’s newly-designated Series A Convertible Preferred Stock, with a par value $0.0001 per share, and a stated value of $1,000 per share (“Series A Preferred”), initially convertible into up to 6,896,553 shares of the Company’s Common Stock, at a conversion price of $1.45 per share, and (ii) warrants to acquire up to an aggregate of 6,896,553 shares of Common Stock (“Warrants”). The Series A Preferred provide for the payment to holders thereof of cumulative dividends of 8% per annum, payable quarterly in arrears. The Warrants are exercisable six months after issuance at an exercise price of $1.45 per share, subject to adjustment, and expire five years from the date of issuance. The $1.45 per share conversion price of the Series A Preferred and exercise price of the Warrant represent the closing share price of the Company’s Common Stock on June 29, 2023. The Offering closed on July 5, 2023 (the “Closing”), resulting in aggregate gross proceeds from the Offering of approximately $10.0 million.

The Company received approximately $10.0 million in gross proceeds from the Offering. After payment of placement agent fees and costs of the Offering, the net proceeds from the Offering were approximately $9.0 million. Proceeds from the Offering are being used to scale the Company’s sales team, support marketing efforts, and fuel the evolution and diversification of the Company’s product offerings.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Cash Flow

Operating Activities

During the nine months ended September 30, 2023, net cash used in operating activities was $12.9 million. The net loss of $11.8 million was decreased by non-cash expense of $2.5 million consisting primarily of share-based compensation expense of $1.6 million. Other major component changes using operating cash included an increase of $1.8 million in inventories and an increase in accounts receivable of $1.4 million.

During the nine months ended September 30, 2022, net cash used in operating activities was $11.0 million. The net loss of $14.1 million was decreased by non-cash expense of $3.4 million consisting primarily of share-based compensation expense of $2.6 million. Other major component changes using operating cash included an increase of $1.4 million in inventories and a net reduction in accounts payable and accrued liabilities of $659 thousand. A decrease in accounts receivable of $1.6 million reduced the cash used in operating activities.

Investing Activities

During the nine months ended September 30, 2023, we used $6.1 million of cash to purchase short-term investments and we had proceeds from maturities of short-term investments of $10.0 million. During the nine months ended September 30, 2023, we used $60 thousand of cash for the purchase of intangible assets, $551 thousand of cash for the purchase of Intrensic, $133 thousand of cash for the purchase of property and equipment and invested $277 thousand in patents.

During the nine months ended September 30, 2022, we used $23.1 million of cash to purchase short-term investments and we had proceeds from maturities of short-term investments of $33.3 million. During the nine months ended September 30, 2022, we used $201 thousand of cash for the purchase of property and equipment and invested $133 thousand in patents.

Financing Activities

During the nine months ended September 30, 2023 we received $9.8 million in gross proceeds from the issuance of securities, which is reflected in cash and cash equivalents, with an offset to accrued expense, reflected in the Company’s Condensed Consolidated Balance Sheet at September 30, 2023. We did not receive any gross proceeds for the issuance of securities for the nine months ended September 20, 2022.

During the nine months ended September 30, 2022, we received $83 thousand in proceeds from the exercise of previously issued stock options. We did not receive any proceeds from the exercise of previously issued stock options for the nine months ended September 31, 2023.

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

In January 2022 we extended our facility lease for three years through July 2025 and we are committed to aggregate lease payments on the lease of $31 thousand for three months in 2023, $126 thousand in 2024 and $75 thousand in 2025.

At September 30, 2023, we were committed for approximately $1.7 million for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

On August 9, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Intrensic, LLC, a Delaware limited liability company (“Intrensic”), and certain members of Intrensic, including Kevin Mullins, a director of the Company and its Chief Executive Officer (collectively, “Sellers”).  Under the terms of the Purchase Agreement, the Company agreed to purchase, and Sellers agreed to sell, 100% of the membership interests (the “Membership Interests”) of Intrensic for the following consideration upon the consummation of the sale of the Membership Interests: (i) $553,588 in cash, subject to adjustment based upon the outstanding indebtedness of Intrensic and Intrensic’s working capital as of the closing; and (ii) 1,250,000 shares of Common Stock of the Company.

Effects of Inflation

During the nine months ended September 30, 2023 and year ended December 31, 2022, we had experienced increased costs in labor and materials due to inflation. We believe in 2023 that low unemployment and higher salaries will create higher payroll costs and increased operating expense in the business. We have seen increases in costs from multiple suppliers for materials as well as labor.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, as of September 30, 2023, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may become subject to legal proceedings, as well as demands and claims that arise in the normal course of our business, including claims of alleged infringement of third-party patents and other intellectual property rights, breach of contract, employment law violations, and other matters and matters involving requests for information from us or our customers under federal or state law. Such claims, even if not meritorious, could result in the expenditure of significant financial and management resources. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. At September 30, 2023, we had no provision for liability under existing litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered securities were issued during the three months ended September 30, 2023, that were not previously reported.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 3.1	Form of Certificate of Designations of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2023.
Exhibit 4.1	Form of Warrant, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2023.
Exhibit 10.1	Form of Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2023.
Exhibit 10.2

Engagement Letter, dated June 29, 2023 by and between Wrap Technologies, Inc. and Katalyst Securities LLC, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2023.

Exhibit 10.3

Membership Interest Purchase Agreement, dated August 9, 2023, by and between Wrap Technologies, Inc., Intren Holdings Partners, LLC, Kevin Mullins, Marc Upton, Tre Mullins, Terry Nichols, Charles DeVita, Nick DeVita, David Stading, Peter Cavicchia, Timothy McAfee, Andon McAfee, Andon Dragomanov, John R. Sette, Matthew J. Dugas, and Ronald Hurley, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 22, 2023.**

Exhibit 31.1

Certification of Kevin Mullins, Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2

Certification of Chris DeAlmeida, Principal Accounting Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Kevin Mullins, Principal Executive Officer, and Chris DeAlmeida, Principal Accounting Officer.*

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

* Filed concurrently herewith

**  Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Company has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WRAP TECHNOLOGIES, INC.

	By:	/s/ CHRIS DEALMEIDA
November 14, 2023
Chris DeAlmeida Chief Financial Officer and Treasurer (Principal Accounting Officer)