Form 10-K
period 2023-12-31
WRAP TECHNOLOGIES, INC.
filed 2024-08-28
CIK 1702924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

☐Yes   ☒ No

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $59,512,072 based on the closing price as reported on the Nasdaq Capital Market (“Nasdaq”) on June 30, 2023. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of August 26, 2024 45,860,545 shares of common stock, par value $0.0001 per share, were outstanding.

Documents Incorporated by Reference

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain or incorporate by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based upon management’s assumptions, expectations, projections, intentions and beliefs about future events. In some cases, predictive, future-tense or forward-looking words such as “intend,” “plan,” “predict,” “may,” “will,” “project,” “target,” “strategy,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” “forecast,” “should” and similar expressions, whether in the negative or affirmative, that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. Such forward-looking statements are only predictions, and actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of risks and uncertainties, including, without limitation, the Company's ability to successfully implement training programs for the use of its products; the Company's ability to manufacture and produce its products; the Company's ability to develop sales for its new products; the acceptance of existing and future products, including the acceptance of the BolaWrap 150, Wrap Reality, our Body-Worn Camera and our Digital Evidence Management system; the risk that distributor and customer orders for future deliveries are modified, rescheduled or cancelled in the normal course of business; the availability of funding to continue to finance operations; the complexity, expense and time associated with sales to law enforcement and government entities; the lengthy evaluation and sales cycle for the Company's product solution; product defects; litigation risks from alleged product-related injuries; risks of government regulations; the impact resulting from geopolitical conflicts and any resulting sanctions; the ability to obtain export licenses for countries outside of the US; the ability to obtain patents and defend IP against competitors; the impact of competitive products and solutions; and the Company's ability to maintain and enhance its brand, the ability to maintain compliance with the Nasdaq Stock Market’s listing standards; the ability of the Company to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; and risks resulting from the Company’s status as an emerging growth company, including that reduced disclosure requirements may make shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) less attractive to investors. Additional factors that could cause actual results to differ materially from the results anticipated in these forward-looking statements are described in this Annual Report, including under the section entitled “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. The Company cautions readers that the forward-looking statements included in, or incorporated by reference into, this Annual Report on Form 10-K represent our beliefs, expectations, estimates and assumptions only as of the date hereof and are not intended to give any assurance as to future results. New factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, we cannot assess the effect of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statement.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in, or incorporated by reference into, this Annual Report to reflect any new information or future events or circumstances or otherwise, except as required by the federal securities laws.

Use of Market and Industry Data

This Annual Report on Form 10-K includes market and industry data that we have obtained from third party sources, including industry publications, as well as industry data prepared by our management based on its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report on Form 10-K are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, references in this Annual Report to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Annual Report on Form 10-K.

Forecasts and other forward-looking information obtained from these sources involve risks and uncertainties and are subject to change based on various factors, including those discussed in sections entitled “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

Our trademarks include Wrap, the Wrap logo, BolaWrap®, and Wrap Reality™, Intrensic, and Evidence on A Cloud, some of which are registered trademarks in the US and certain other jurisdictions. They, along with our other common law trademarks, service marks or trade names appearing in this Annual Report are the property of the Company. Other trademarks, service marks or trade names appearing in this Annual Report are the property of their owners. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement of or sponsorship of us by, any other companies. Solely for convenience, we have omitted the ® and ™ designations, as applicable, for the trademarks used in this Annual Report, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

PART I

ITEM 1. BUSINESS

Overview

We are a global public safety technology and services company that delivers safe and effective policing solutions to law enforcement and security personnel worldwide. We are leading the movement for safer outcomes by equipping law enforcement with safer, non-painful compliance tools, and immersive training fit for modern society. We began sales of our first public safety product, the BolaWrap 100 remote restraint device, in late 2018. In the first quarter of 2022, we delivered a new generation product, the BolaWrap 150. The BolaWrap 150 is electronically deployed and is more robust, smaller, lighter and simpler to deploy than the BolaWrap 100 that has since been phased out. In late 2020 we added a new solution to our public safety technologies, our virtual reality (“VR”) training platform, Wrap Reality, and in August 2023 we acquired Intrensic, LLC, a Delaware limited liability company (“Intrensic”), which added a Body-Worn Camera (“BWC”) and Digital Evidence Management (“DEM”) solution to our portfolio of policing solutions. Wrap Reality is now sold to law enforcement agencies for simulation training as well as corrections departments for the societal reentry scenarios.

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

We focus our efforts on the following products and services:

BolaWrap Remote Restraint Device – a hand-held remote restraint device that discharges a seven and half-foot Kevlar tether to entangle an individual at a range of 10-25 feet. BolaWrap assists law enforcement to safely and effectively control encounters early without resorting to painful force options.

Wrap Reality – a law enforcement 3D training system employing immersive computer graphics VR with proprietary software-enabled content. It allows up to two participants to enter a simulated training environment simultaneously, and customized weapons controllers enable trainees to engage in strategic decision making along the force continuum. Wrap Reality has 45 scenarios for law enforcement and corrections and 15 scenarios for societal reentry. Wrap Reality is one of the most robust 3D Virtual Reality solutions on the market for law enforcement and societal reentry today.

Wrap Intrensic – a Body-Worn Camera and Digital Evidence Management solutions provider.  BWC and DEM play crucial roles in capturing, storing, and managing digital evidence, such as video and audio recordings for various purposes, including criminal investigations and maintaining transparency in public interactions. The Wrap Intrensic X2 camera hardware and storage and data management capability, along with awareness of front-line operations, provides customers with a solution to meet their challenges.  Wrap Intrensic Evidence on our cloud-based video storage platform provides an unlimited video storage platform that includes video and other evidence uploading, search, retrieval, redaction, and evidence sharing while reducing the need for resources required to manage this evidence.

In addition to the US law enforcement market, we have shipped our restraint products to 62 countries. We have established an active distributor network representing 50 states and one dealer representing the US territory of Puerto Rico. We have distribution agreements with 35 international distributors covering 75 countries. We focus significant sales, training and business development efforts to support our distribution network in addition to our internal sales team.

We focus significant resources on research and development innovations and continue to enhance our products and plan to introduce new products. We believe we have established a strong brand and market presence globally and have established significant competitive advantages in our markets.

Industry Background

The market for non-lethal and less-lethal products and devices serves law enforcement agencies, correctional facilities, military agencies, private security guard companies, and retail consumers. As thought leaders in new public safety products, we focus on the law enforcement agency segment of the market with our BolaWrap remote restraint solution, Wrap Reality virtual reality system, and our Body-Worn Camera and Digital Evidence Management solutions. Recent trends, such as the rise in mental health cases, police reform, and reorganization of police departments, have started a growing conversation across the country on the need for de-escalation before applying a pain-compliance policing policy. As this de-escalation movement unfolds, there are thousands of law enforcement, police, and sheriff’s offices focusing on training, policies, and the use of more non-lethal restraining solutions. This movement highlights a growing need for new approaches, which we believe will drive demand for our innovative and safe law enforcement solutions.

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

We anticipate that use of the BolaWrap by public safety agencies can increase goodwill between public safety agencies and their communities, especially in a time when interactions with public safety officers are increasingly subject to public and media scrutiny. We believe the law enforcement community’s response to BolaWrap demonstrates the need for the product and its utility in safely detaining individuals. Our goal is to equip every public safety officer with a BolaWrap remote restraint solution that they carry with them each day.

Markets

We participate in the global non-lethal market that, according to the January 2022 report by 360iResearch, was expected to grow to $16.1 billion by 2027. The following segments are our target markets:

Domestic and International Law Enforcement

Our products and services are primarily targeted at federal, state, and local law enforcement agencies in the U.S. As of 2018, there were over 18,000 law enforcement agencies and 800,000 full-time local and state law enforcement officers in the US, while the US Department of Justice reported over 100,000 full-time federal officers based on 2016 data. Our product line, including BolaWrap, can be an effective tool for safe detention of individuals under the jurisdiction of these agencies.

We have also identified an international market opportunity of over 12.1 million police officers in the 100 largest police forces outside the US. We have delivered products to 62 countries and have entered into agreements with international distributors, with international sales representing a significant portion of our revenues in 2023. We anticipate that sales attributable to international markets will continue to represent a significant portion of our sales in the future due in part to the centralized purchase decision-making process at the national level in these markets. Often, the international markets have large national police forces. Conversely, in the US, the market is more fragmented with many smaller agencies and longer procurement and sales cycles. We expect international sales to continue to be lumpy due the timing of purchase decisions and relatively large size of orders.

Correctional Facilities

In 2019, the US Bureau of Justice statistics (“Census of State and Federal Correctional Facilities, 2019,” US Department of Justice, Bureau of Justice Statistics, published November 2022) estimated that there were 240,000 correctional officers in over 1,000 federal and state correctional facilities in the U.S., representing a large potential market for our products and services. Most correctional facilities fall under federal, state or local law enforcement jurisdiction and we believe these facilities could leverage Wrap Reality for law enforcement and societal reentry platforms as well as BolaWrap inside and outside of the correctional facility.

Private Security Firms and Guard Services

According to the 2019 Bureau of Labor Statistics estimates (“Occupational Employment Statistics,” US Department of Labor), there were 1.1 million privately employed security guards in the U.S. They represent a broad range of individuals, including those employed by investigation and security services, hospitals, schools, local government, and others. We believe that the use of BolaWrap by security personnel could effectively de-escalate some encounters without eliminating other devices available today. Providing security personnel with the BolaWrap may also reduce the potential liability of private security companies and personnel in such encounters.

Today, ATF classifications play a role in restricting Wrap's ability to transfer easily to non-government security firms. We believe the classification is overly onerous and we will continue to work with the ATF and others to change our nonlethal product's classification. It is important to note that countries in which we have international customers do not have any transfer or possession restrictions on the non-lethal BolaWrap devices and we believe this should be the future for BolaWrap in the United States.

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

Wrap Products and Services

BolaWrap Remote Restraint

Our BolaWrap product line includes the BolaWrap 100, which was our first remote restraint product and which has been phased out, and the BolaWrap 150, delivered to the market in the first quarter of 2022. The BolaWrap 150 offers electronic deployment and is more robust, smaller, lighter, and simpler to use than the BolaWrap 100. The BolaWrap is a handheld remote restraint device that discharges a seven and a half-foot Kevlar tether, entangling an individual from a range of 10-25 feet. Developed in collaboration with law enforcement professionals, this device enables safe and effective control of low-force encounters, providing a valuable tool for law enforcement officers.

The BolaWrap is a remote restraint device that safely wraps around an individual's arms and/or legs to impede movement and prevent harm to themselves or others. The device provides a valuable tool for law enforcement officers to safely and humanely take subjects into custody without injury, especially when verbal commands are ineffective.

With a wide effectiveness zone and a guiding seven dot green laser for accurate placement of the Kevlar tether, the BolaWrap mitigates the risk of injury to the subject, officer and potential bystanders. Its small, light, and rugged design allows officers to maintain other use of force continuum options while providing a non-lethal alternative to potentially injurious less-lethal forces or firearms.

BolaWrap's effectiveness in restraining individuals and hindering their ability to flee or fight has been proven. Not only does it allow officers to act safely and effectively in difficult situations by minimizing the need for other uses of force, including hand-to-hand combat and other more injurious less lethal or lethal weapons, but also it helps minimize injury and prevent a force frenzy that can occur after chasing a fleeing subject.

Unlike other less-lethal tools that rely on pain compliance and may lead to escalation of incidents and serious injuries, the BolaWrap does not rely on pain or electricity-enabled neuromuscular incapacitation. BolaWrap does not induce paralyzed falls or recovery time, making the BolaWrap an ideal non-lethal tool for law enforcement officers. Additionally, the fight or flight response that comes from less lethal tools that cause pain and injury is minimized by being wrapped by a BolaWrap device.

We spend significant resources training law enforcement on the safe and effective use of the BolaWrap in conjunction with de-escalation and apprehension techniques. However, like any restraining action, some injuries may result from the use of BolaWrap. Our training includes primary use cases that fall into the three broad categories routinely encountered by law enforcement and security personnel:

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

A field deployment should be considered successful by law enforcement agencies if compliance is achieved, and no additional higher-level use of force tool is required after the BolaWrap is displayed or used. Agencies have reported achieving compliance by utilizing the BolaWrap in the following ways:

●	by pointing the BolaWrap’s seven dot green line dot laser at the suspect in conjunction with verbal commands;

●	by the sound emitted by the BolaWrap upon deployment and causing a distraction;

●	through the feeling of being wrapped and/or the restraint of the Kevlar cord around the suspect’s legs, arms, or torso; and

●	when used in conjunction with other less-lethal tools.

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

As more agencies incorporate the BolaWrap onto their duty belts and carry it every day on shift we expect to see an increase in the rate of field deployments, which we believe will contribute to even further adoption of the device by law enforcement agencies worldwide. In 2022, following the release of our strategic roadmap in mid 2022 Q3, we focused our customer service team on modifying their approach to become a customer success operation. As part of this strategic change, our team focuses on reaching out to drive agency wide adoption. We made this pivot in part because many agencies in the first few years of BolaWrap only deployed a small number of trial units without the immediate follow-up to grow their deployment to agency-wide. We have trained our sales team to focus on agency-wide deployment to drive the highest level of immediate success with the device and to integrate it into department-wide use of force polices. In January 2023, we launched our Use of Force Reduction Guarantee whereby we will buy back an agency’s devices when they deploy agency wide and do not see a reduction in Use –of -Force by at least 10%, after meeting certain criteria.

BolaWrap 150

In late Q1 2022, we delivered the latest generation of our BolaWrap device, the BolaWrap 150. Production of the previous model, the BolaWrap 100, ceased in 2021. We intend to continue to supply cartridges for the BolaWrap 100 to our customers for the foreseeable future. Unlike the BolaWrap 100, the BolaWrap 150 utilizes cassettes that are unique to the device and cannot be interchanged between models. We have positioned the BolaWrap 150 as our primary product and plan to support it for 5 to 10 years from the product launch date.

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

Wrap Reality

In 2019, we partnered with an independent technology company to create a virtual reality system with training scenarios. We acquired NSENA Inc. in December 2020, a provider of law enforcement training employing immersive computer graphics virtual reality with proprietary software-enabled content. We branded the system as Wrap Reality Virtual Training and kept building and improving that platform and today it offers 38 built out scenarios targeting law enforcement. Countless additional scenarios can be made by using the Wrap Reality adapt functionality to pick and choose key components to build a scenario. It takes advantage of advanced virtual reality hardware and allows up to two participants to enter the simulated training environment simultaneously.

In August 2021, we announced the development of an expanded Wrap Reality Virtual Training platform through a collaboration with Amazon Web Services (AWS). This new platform combines our law enforcement simulator with secure cloud services to track training progress and provide the ability to replay recorded training sessions. We continue to upgrade scenarios and develop de-escalation techniques into new scenarios and seek to enhance the Wrap Reality experience through continued software and platform innovation.

We are optimistic about the potential for future growth of WRAP Reality by public safety agencies, given our early adoption and deployment of robust virtual reality training technology. By leveraging our existing platform and our investment in cloud software, we now will have the opportunity to develop and offer critical training scenarios at very competitive price points.

We have the ability to offer both on-premises and full cloud capabilities with multiple hardware options. This expansion enables us to deliver the platform to a broad range of customers, including law enforcement agencies, public and private security, corrections and the general public for firearms, concealed weapon, and safety training.

Wrap Intensic

In August 2023, Wrap entered into the Intrensic Purchase Agreement (as defined herein) for the acquisition of Intrensic, an innovator of DEMS and body-worn cameras. The integration of Intrensic’s offerings into the Company’s product suite allows the Company to expand its relationship with existing customers, increase its addressable market, and further innovate its technology offering. The acquisition helps the Company broaden its addressable market by appealing to a wider range of law enforcement and public safety agencies that are looking for integrated solutions combining non-lethal devices and digital evidence management. By offering a more comprehensive set of tools and technologies, the Company strengthened its position in the public safety technology market by differentiating itself from competitors that only offer single solutions.

Wrap Intrensic offers a robust digital evidence management platform that enables law enforcement agencies to securely store, manage, and share digital evidence, including body-worn camera footage, dashboard camera videos, and other digital files. The platform is equipped with features such as secure cloud storage, easy file retrieval, evidence tagging, chain of custody documentation, and sharing capabilities to streamline workflows and ensure data integrity. Wrap Intrensic also provides body-worn camera solutions designed to capture high-quality video evidence in various law enforcement scenarios. These cameras feature HD recording, night vision, and secure data upload capabilities and seamlessly integrate with the digital evidence management platform for efficient video uploading and management.

Since completing the acquisition in August 2023, Wrap has launched a host of new features and functionality to the Intrensic platform including WrapAI, a suite of artificial intelligence-powered functionality for Wrap Intrensic BWC and DEMS. This suite includes AI video redaction, AI video transcription, and AI assisted contextual content search, keeping Wrap Intrensic on the cutting edge of innovation in the DEMS and BWC marketplace.

By offering comprehensive solutions for video evidence management, Wrap Intrensic enhances accountability and transparency within law enforcement agencies. The technology facilitates improved documentation of interactions and incidents, which is critical in investigations and when building public trust. The solutions are used in various settings, including routine patrols, traffic stops, and large-scale public events. Wrap Intrensic's platform simplifies digital evidence management, reducing the administrative burden on law enforcement personnel. Secure cloud storage and rigorous chain-of-custody protocols protect digital evidence against unauthorized access and tampering. The integration of non-lethal tools like BolaWrap with digital evidence solutions contributes to safer interactions between law enforcement officers and the community, strengthening Wrap Technologies' position in the public safety technology market by offering an end-to-end solution that combines innovative de-escalation devices with state-of-the-art evidence management.

The Company remains optimistic on the outlook of Wrap Intrensic as a competitive and innovative solution set in the marketplace.

Selling, Marketing and Training

Our sales, marketing and training organizations work together closely to drive revenue growth by enhancing market awareness of our solutions, generating leads, building a strong sales pipeline, and cultivating customer and distributor relationships. Our training not only supports our sales, but it also provides revenue due to the extreme value our customers place on our training services. We started charging for our training services in the third quarter of 2022.

Sales

Our primary target market is law enforcement agencies in the US and globally. The purchasing decision for our BolaWrap products and accessories is typically made by a group including agency heads, procurement, training staff, and use of force experts, and may involve political decision-makers such as city council members. The decision-making process may take several weeks to over a year due to budget constraints and other considerations.

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

We have distribution agreements with 35 international distributors covering 75 countries. These agreements generally require minimum sales and follow up performance and allow us to sell direct to customers if performance is not being met. We focus significant sales and business development efforts to support our international distributors.

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

Generally, agencies will adapt their use of force policy to incorporate remote restraint and the BolaWrap into a key new area of their policy for non-invasive tools that often did not previously exist. BolaWrap is typically not a categorical use of force, or if classified as force, and is typically at the lowest level on a department policy, below all other less lethal weapons like pepper spray, pepperball, batons, bean bags, Tasers® and conducted energy weapons.

In order to provide comprehensive training and sales support, we initiated the Wrap “Train the Trainer” program in October 2018. The program is structured such that our Master BolaWrap Instructors educate BolaWrap Instructors at local agencies, who then train front-line officers in compliance with the agency's policies.

BolaWrap Instructors are typically sworn law enforcement officers, who are commonly department trainers, defensive tactic instructors, or SWAT officers. They undergo a five-hour BolaWrap Instructor certification course, which includes passing a written exam and demonstrating proficiency in deploying and using the BolaWrap. We provide support to the instructors to share lessons learned and best practices for teaching line officers in the use of BolaWrap. Instructor certification is valid for two years and requires renewal afterward. BolaWrap training curriculum is submitted by departments to their Post Officers Standards and Training (POST) for credit for in-service training hours. Most departments who leverage the BolaWrap across all field officers incorporate BolaWrap training into most other training materials and in service training throughout the year. An example would be officers doing an in-service training on Driving under the Influence (DUI) arrests using the BolaWrap during the arrest portion of training on individuals under the influence of alcohol or drugs. If departments are conducting in-service training on responding to those in a mental health crisis, they also need to train and have ongoing practice on deploying BolaWrap on those in crisis and practice taking these individuals safely into protective custody. Another in service training example would be when departments practice warrant service, and during the arrest and apprehension efforts, they leverage BolaWrap after verbal commands breakdown but before they are justified in using pain compliance tools such as pepper spray, pepperball, batons, Tasers or conducted electrical weapons.

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

Our commercialization strategy concentrates on the immediately addressable domestic market, comprising more than 18,000 federal, state, and local law enforcement agencies, with approximately 900,000 full-time sworn officers in just the US alone. We also aim to target the 100 largest police forces internationally, which have over 12 million police officers. Our objective is to unlock the full potential of our technology solutions suite, which targets law enforcement and security personnel on a global scale.

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

Manufacturing and Suppliers

Manufacturing

We believe that maintaining scalable assembly capabilities is crucial to the performance of our products and the growth of our business. Our assembly processes involve unique systems and materials, and we contract with third-party suppliers to produce various parts, components, and subassemblies. We established initial startup production in Las Vegas in 2018, and in October 2019, we completed a move to and began production at our current facility in Arizona. In this facility, we perform manufacturing, final assembly, testing, and shipping of our products. We have refined our internal processes to improve how we design, test, and qualify products, and we continue to implement rigorous manufacturing and quality processes to track production and field issues. We periodically implement design and component changes to reduce our product costs and improve product reliability and manufacturability. We aim to continually improve our operations to meet the growing demand for our products and better serve our customers.

Suppliers

We have established strong relationships with our key suppliers, and their timely and reliable delivery is crucial to our ability to meet customer demand. However, we are subject to challenges in our global supply chain, such as component shortages, increased lead times, cost fluctuations, and logistics constraints, which can affect our production schedules and have a negative impact on our financial performance. In late 2022, we started to ensure we have more final product inventory on hand to meet new business needs. While we anticipate supply chain challenges to improve in the remainder of 2024, we recognize that future supplier shortages and logistics issues could have a material adverse effect on our operations and financial results.

Backlog

As of December 31, 2023, we had backlog of approximately $209 thousand that was delivered in the first quarter of 2024. The amount of backlog at any point in time is dependent upon order timing, scheduled delivery dates to our customers and product lead times. Most orders are shipped shortly after order and backlog is typically associated with larger police agency orders. Because of our history of shipping shortly after order, we do not currently believe backlog at any period end is predictive of future order volume or revenues beyond the reported amount. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation in the normal course of business.

Warranties

Our products come with a warranty that guarantees their quality and performance for up to one year from the date of purchase. This warranty is generally limited and may include certain shipping costs for the customer. We also offer the option for our customers to purchase additional one-year warranty increments for their products.

Competition

The Company positions the BolaWrap product as a new non-invasive remote restraint solution for law enforcement rather than a replacement for other devices currently in use. When looking at the use of force continuum, we place our solution in a category completely separate from common less lethal solutions that use pain compliance and can cause serious injuries or even death in some circumstances. We believe every law enforcement officer in the world who carries handcuffs should carry a BolaWrap at the same time as BolaWrap is leveraged just prior to handcuffs.

However, we do compete with other use of force products for budget allocations. The BolaWrap product may also be perceived as an alternative to other solutions despite our valuable and separate positioning. Because we believe the BolaWrap may be used more often than certain other tools given, we expect to stand in a category of our own. Many agencies with the BolaWrap do not consider it a use-of-force tool, which uniquely distinguishes it from every other tool on an officer's belt. The most common interactions officers have with the public revolve around de-escalating situations. In such scenarios, the BolaWrap stands out as one of the safest de-escalation tool available. Given these factors, we believe the BolaWrap may be used more often than certain other tools, positioning us to be widely recognized as standing in a category of our own.

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

Overall, we believe that the depth and capability of our 3D Virtual Reality (VR) Wrap Reality Capability will prove to be impressive. We have 38 fully formed law enforcement scenarios and 25 corrections and societal reentry scenarios in 3D in addition to the customizability of Wrap Reality Adapt which we believe provides more robust 3D options than our competitors. The largest capitalized competitor in this space currently offers only three 3D scenarios and is selling subscriptions of more than six million dollars a year.

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

Our BolaWrap products are classified as firearms and AOWs by the ATF, and we hold the necessary licenses to manufacture and deal in such firearms. We believe these devices have been classified as AOW due to the lack of updates to outdated statutes and firearms regulations. We are actively working to improve the legislation and to allow our products to be directly transferred to private security forces and private individuals due to its safe effective capabilities standing alone in the non-invasive non-lethal category.

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

We currently have twenty-two issued US patents related to the BolaWrap technology and six additional US patents pending. In September 2018, we commenced filing our foreign patent applications selectively targeting the members of the European Patent Office (39 countries) and seventeen other countries, of which forty-five patents have been issued to date. To date we have a total of sixty-seven issued domestic and international patents for our small global company. During 2023 we filed nine patent applications, seven of which were US filings. We feel the investment in patent protection in the US and abroad strengthens our intellectual property and creates value in Wrap Technologies. The failure to obtain patent protection or the loss of patent protection on our existing and future technologies or the circumvention of our patents by competitors could have a material adverse effect on our ability to compete successfully.

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

For the fiscal years ended December 31, 2023, and 2022, we spent approximately $3.3 million and $5.1 million, respectively, on company-sponsored research and development. This equates to 53% of revenue in 2023 and 63% of revenue in 2022. Future levels of research and development expenditure will vary depending on the timing of further new product development and the availability of funds to carry on new and additional research and development on currently owned technologies or in other areas. During 2024, in addition to continued development and enhancement of our remote restraint products, we expect to incur additional costs improving our training systems including enhancing our Wrap Reality on premise and cloud platforms and related content. As mentioned earlier we believe we are ahead of many in the law enforcement 3D virtual reality training space and have built up significant capability to compete globally in the law enforcement and corrections VR space.

Related Party License and Royalties

We are obligated to pay royalties pursuant to an exclusive Amended and Restated Intellectual Property License Agreement (the “License Agreement”), dated as of September 30, 2016, with Syzygy Licensing, LLC (“Syzygy”), a private technology invention, consulting and licensing company owned and controlled by Elwood G. Norris, a founder and former officer and current stockholder of the Company, and James A. Barnes, a former officer and stockholder of the Company. Syzygy has no ongoing operations, and does not engage in any manufacturing, production or other related activities.

The License Agreement provides for the payment of royalties of 4% of revenue from products employing the licensed device technology up to the earlier to occur of (i) the payment by the Company of an aggregate of $1.0 million in royalties, or (ii) September 30, 2026. All development and patent costs have been paid by us and patent applications and the technology related to the BolaWrap 100 and the BolaWrap 150 have been completely and solely assigned to the Company, subject to this royalty obligation. As of December 31, 2023, $919 thousand has been paid out under this royalty obligation, leaving a maximum of $81 thousand to be paid out in the future.

Seasonality

Local and international law enforcement has seasonality with respect to when they purchase and expend funds. Many local law enforcement agencies in the US are on a July 1 to June 30 calendar year resulting in increased spending in the third and fourth quarter of the fiscal year. The US federal government is on an October 1 to September 30 budget year, resulting in use or lose spending that often occurs in in the third quarter of the fiscal year. Some domestic and international budgets are on a calendar fiscal year resulting in the fourth quarter typically being the largest buying quarter of the year.

Financial Information about Customer Concentration and Geographic Areas

Financial information regarding customer concentration and geographic areas in which we operate is contained in Note 18.

Employees

We employ 52 full-time employees with 50 in the U.S. and two located in the United Kingdom. In addition to our two executive officers, we had 20 personnel engaged in sales, marketing, sales support and training, 12 in production, seven in research and development and 10 in administration. In addition, we engage consultants from time to time to provide additional sales, marketing, training and research and development services, and anticipate engaging consultants going forward to supplement our full- and part-time personnel.

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

We have a history of operating losses and expect to incur additional losses until we achieve sufficient revenue and resulting margins to offset our operating costs. Our net loss for the years ended December 31, 2023 and 2022 was $30.2 million and $17.6 million, respectively. Our  increase in net losses in 2023 was primarily attributable to a non-cash charge of approximately $12.0 million related to the change in value  of our warrant liability initially recorded as part of the preferred stock issuance in July 2023.Our ability to achieve future profitability is dependent on a variety of factors, many of which are outside of our control. Failure to achieve profitability or sustain profitability, if achieved, may require us to raise additional capital, which could have a material negative impact on the market value of our Common Stock.

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

As a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2023, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, we are currently ineligible to file a registration statement on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

Form S-3 permits eligible issuers to conduct registered offerings using a short form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act. The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard registered offering pursuant to a Registration Statement on Form S-1. The ability to register securities for resale may also be limited as a result of the loss of Form S-3 eligibility.

As a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2023, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, we are currently ineligible to file registration statements on Form S-3. Our inability to use Form S-3 may impair our ability to raise necessary capital to fund our operations and execute our strategy. If we seek to access the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations. Disclosing a public offering prior to the formal commencement of an offering may result in downward pressure on the stock price of our Common Stock. If we are unable to raise capital through a registered offering, we would be required to conduct our equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under the Nasdaq rules, or seek other sources of capital. The foregoing limitations on our financing approaches could have a material adverse effect on our results of operations, liquidity, and financial position.

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

We continue to invest substantial funds in further developing and commercializing our Wrap Reality product line which is highly competitive. The commercial launch of the Wrap Reality Virtual Training product is in the early stages in a new marketplace for 3D Virtual Reality training that competes with a legacy 2D virtual training environment. We expect 2D virtual training companies to either try to buy out companies like ours or choose to have to build 3D Virtual reality to compete with us. As one of the only companies with both on premise 3D Virtual Reality and full cloud 3D Virtual Reality we plan to compete on both fronts; however, our ability to commercialize this 3D Virtual Reality product line may be influenced by many factors, including:

●	our ability to continue to develop new products and new content;

●	our ability to obtain, set up and service new VR customers;

●	our ability to achieve and maintain market acceptance;

●	the impact of competition; and

●	our ability to attract and retain talent.

We face competition from companies with greater financial, technical, sales, marketing and other resources, and, if we are unable to compete effectively with these competitors, our business could be harmed.

We face competition from other established companies. A number of our competitors have longer operating histories, larger customer bases, significantly greater financial, technological, sales, marketing and other resources than we do. As a result, our competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or client requirements, more quickly develop new products or devote greater resources to the promotion and sale of their products and services than we can. Likewise, their greater capabilities in these areas may enable them to better withstand periodic downturns in the global public safety industry and compete more effectively on the basis of price and production. In addition, new companies may enter the markets in which we compete, further increasing competition in the global public safety solutions industry.

We believe that our ability to compete successfully depends on a number of factors, including the type and quality of our products and the strength of our brand names, as well as many factors beyond our control. We may not be able to compete successfully against current or future competitors, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand the development and marketing of new products, any of which would adversely impact our results of operations and financial condition.

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

Our business may be impacted by global economic conditions, which have been volatile in recent years. Geopolitical conflict, such as the current conflict in Ukraine, and related international economic sanctions and their impact may exacerbate this volatility. Specifically, our revenues and gross margins depend significantly on global economic conditions and the demand by foreign governments and agencies for the BolaWrap and Wrap Reality in many of our target markets. Economic weakness and uncertainty in these markets have resulted, and may result in the future, in decreased revenue attributable to these markets, gross margin, earnings or growth rates, and difficulty managing inventory levels. Sustained uncertainty about global economic conditions and geopolitical events may adversely affect demand for the BolaWrap and could cause demand to differ materially from our expectations as foreign governments and agencies curtail or delay spending. Economic weakness and uncertainty also make it more difficult for us to make accurate forecasts of revenues, gross margins and expenses.

Public health crises could adversely affect our business, financial condition and results of operations.

Our business could be adversely impacted by the effects of future pandemics, epidemics or infectious disease outbreaks. The extent to which the COVID-19 or other pandemics will in the future impact our financial conditions and results of operations, or those of our third-party suppliers, will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including the continued duration of the outbreak in the markets we target.

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

During the year ended December 31, 2023, we generated approximately38% of our revenue from international sales. Due principally to the longer sales cycle, procurement delays and regulatory issues associated with domestic sales versus international sales, we currently anticipate that a significant portion of our sales in the year ending December 31, 2023 will be generated from international orders. In the event we are unable to timely collect account receivables associated with international sales, or timing of such international sales is delayed, our financial condition could be adversely and materially affected.

If we are unable to manage our projected growth, our growth prospects may be limited, and our future profitability may be adversely affected.

We intend to continue to expand our sales and marketing and our manufacturing capability. Rapid expansion may strain our staffing, financial and other resources. If we are unable to manage our growth, our business, operating results, and financial condition could be adversely affected. Our systems, procedures, controls, and management resources may not be adequate to support our future growing operations, and we have started to upgrade them and will continue to do so in 2024. We are working to continually improve our operational, financial, and other internal systems to manage our growth effectively, and any failure to do so may lead to inefficiencies and redundancies, and result in reduced growth prospects and profitability.

We may face personal injury and other liability claims that harm our reputation and adversely affect our sales and financial condition.

Our product is intended to be used in confrontations to de-escalate the situation and reduce the chance for injury to officers and the subjects that they interact with. There is always a chance that use could result in injury to those involved. Our product may cause or be associated with such injuries. A person injured in a confrontation or otherwise in connection with the use of our product may bring legal action against us to recover damages based on theories including personal injury, wrongful death, negligent design, dangerous product, or inadequate warning. We may also be subject to lawsuits involving allegations of misuse of our product. If successful, personal injury, misuse, and other claims could have a material adverse effect on our operating results and financial condition. Although we carry product liability insurance, significant litigation could also result in a diversion of management’s attention and resources, negative publicity, and an award of monetary damages in excess of our insurance coverage.

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

Generally, law enforcement agencies consider a wide range of issues before committing to purchase a product, including product benefits, training time and costs, the cost to use our product in addition to, or in place of, other less lethal products, time in market, product reliability and budget constraints. The length of our sales cycle may range from 30 days to a year or more. We may incur substantial selling costs and expend significant effort in connection with the evaluation of our product by potential customers before they place an order if they place an order at all. If these potential customers do not purchase our product, we will have expended significant resources without corresponding revenue.

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

We have recently experienced, and in the future are likely to experience, disruption of the supply of some of our parts, components, and assemblies that we obtain from suppliers. For example, the rapid increase in global demand as the COVID-19 pandemic waned caused, and may continue to cause, significant stress on global supply chains. As economies around the world have reopened, sharp increases in demand created significant disruptions to the global supply chain, which affected our ability to source and receive certain goods on a timely basis and at anticipated costs. Increases in input costs and freight due to price inflation and global supply chain disruptions may adversely affect our financial performance.

We do not have any long-term supply agreements with any suppliers. We actively monitor and attempt to mitigate supply chain risk, but there can be no assurance that our mitigation plans will be effective to prevent disruptions that may arise from shortages of materials that we use in the production of our products. Any interruption of supply for any material components of our products could significantly delay production and shipment of our products and have a material adverse effect on our revenue, profitability, and financial condition.

We may not be able to successfully integrate acquisitions in the future, and we may not be able to realize revenue enhancements or other synergies from such acquisitions.

In November 2022, we acquired the rights to certain software assets and services to drive the rapid enhancement of our Wrap Reality Cloud platform, and in August 2023 we acquired Intrensic, LLC, which included a Body-Worn Camera and Digital Evidence Management solution. However, our ability to successfully implement our business plan and achieve targeted financial results and other benefits including, among other things, greater market presence and development, and enhancements to our product portfolio and customer base, is dependent on our ability to successfully identify, consummate and integrate acquisitions we may acquire in the future. We may not realize the intended benefits of the acquisition of other businesses in the future as rapidly as, or to the extent, anticipated by our management. There can be no assurance that we will be able to successfully integrate any other acquired businesses, products or technologies without substantial expense, delay or other operational or financial problems. Acquisitions involve several risks, some or all of which could have a material adverse effect on our acquired businesses, products or technologies. Furthermore, there can be no assurance that any acquired business, product, or technology will be profitable or achieve anticipated revenues and income. Our failure to manage our acquisition and integration strategy successfully could have a material adverse effect on our business, results of operations and financial condition. The process of integrating an acquired business involves risks, including but not limited to:

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

Our BolaWrap device is classified as a firearm and the BolaWrap 150 is also classified as an “Any other Weapon” (“AOW”). Both firearms and explosive devices are regulated by the US Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”) involving substantial regulatory compliance. ATF regulations are enforced by surveillance and inspection of federal firearms licensees (“FFLs”). If ATF finds a violation, it can institute a wide range of enforcement actions, ranging from warnings to more severe sanctions such as fines, penalties, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions or total shutdown of production, and criminal prosecution. Any such actions could have a material adverse impact on our operations.

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

Our future success depends in part upon our proprietary technology. We currently own twenty-two issued US patents related to the BolaWrap technology and have eight US patents pending. We have filed foreign patent applications in the European Union (up to 39 countries) and seventeen other countries and reserved our rights to file additional foreign patents. Our protective measures taken thus far, including our issued patents, pending patents, issued and pending trademarks and trade secret laws, may prove inadequate to protect our proprietary rights. To date we have a total of 67 issued domestic and international patents for our small global company. During 2023 we filed nine patent applications, seven of which were US filings. We feel the significant investment in patent protection in the US and abroad creates a significant amount of IP and value in Wrap Technologies. However, there can be no assurance we will be granted any patent rights from pending patents. The scope of any possible patent rights may not prevent others from developing and selling competing products. The validity and breadth of claims covered in any possible patents involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, lengthy, and expensive. In addition, any patents, if granted, may be held invalid upon challenge, or others may claim rights in or ownership of our patents.

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

We currently expect that the BolaWrap product will be the primary source of our revenue in 2024. We expect our revenue to vary significantly due to several factors. Many of these factors are beyond our control. Any one or more of these factors, including those listed below, could cause us to fail to achieve our revenue expectations. These factors include, among others:

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

Risk Factors Related to Our Series A Preferred Stock

The Certificate of Designations for the Series A Convertible Preferred Stock provides for dividends to be issued in the form of shares of Common Stock at a conversion price that varies with the trading price of our Common Stock, and it contains “full ratchet” anti-dilution provisions applicable to the dividend conversion price and the conversion price for voluntary conversions of Series A Convertible Preferred Stock into Common Stock. These features may result in a greater number of shares of Common Stock being issued upon conversions than if the conversions were effected at the conversion price in effect at the time of this offering. Sales of these shares will dilute the interests of other security holders and may depress the price of our Common Stock and make it difficult for us to raise additional capital.

The Certificate of Designations (the “Certificate of Designations”) for our Series A Convertible Preferred Stock (“Series A Preferred Stock”) provides for the payment of dividends to the holder of our Series A Preferred Stock in cash or shares of Common Stock, or a combination thereof, at the Company’s option. If the Company elects to pay any dividends in shares of Common Stock, the Conversion Price (as defined herein) used to calculate the number of shares issuable will equal to the lower of (i) the then applicable Conversion Price and (ii) 85% of the arithmetic average of the three (3) lowest closing prices of the Common Stock during the twenty (20) consecutive trading day period ending on the trading day immediately preceding the dividend payment date, subject to a floor price. The Certificate of Designations also contains “full ratchet” anti-dilution provisions applicable to the conversion prices used in voluntary conversions of Series A Preferred Stock by the holders thereof and by the Company in paying any dividends in shares of Common Stock, which provisions require the lowering of the applicable conversion price, as then in effect, to the purchase price of equity or equity-linked securities issued in subsequent offerings. If in the future, while any of our Series A Preferred Stock is outstanding, we issue securities at an effective Common Stock purchase price that is less than the applicable conversion price of our Series A Preferred Stock, as then in effect, we will be required, subject to certain limitations and adjustments as provided in the Certificate of Designations for the Preferred Stock, to further reduce the relevant conversion price, which will result in a greater number of shares of Common Stock being issuable upon conversion of the Preferred Stock or upon the payment of dividends to the holders of the Preferred Stock in shares of Common Stock, which in turn will have a greater dilutive effect on our shareholders. The potential for such additional issuances may depress the price of our Common Stock regardless of our business performance. We may find it more difficult to raise additional equity capital while any of our Preferred Stock is outstanding.

Further, it is possible that we will not have a sufficient number of available shares to satisfy the conversion of the Preferred Stock or the payment of dividends to the holders of the Preferred Stock in shares of Common Stock if we enter into a future transaction that reduces the applicable conversion price. If we do not have a sufficient number of available shares for any Preferred Stock conversions, we will be required to increase our authorized shares, which may not be possible and will be time consuming and expensive.

The Series A Preferred Stock provides for the payment of dividends in cash or in shares of our Common Stock, or a combination thereof, and we may not be permitted to pay such dividends in cash, which will require us to have shares of Common Stock available to pay the dividends.

Each share of the Series A Preferred Stock is entitled to receive cumulative dividends at the rate per share of 8% per annum of the stated value per share. The dividends are payable in cash, out of any funds legally available for such purpose, or shares of Common Stock, or a combination thereof, at the Company’s option. The conversion price used to calculate the number of shares of Common Stock issuable in connection with a given dividend payment is subject to reduction if in the future we issue securities for less than the conversion price of our Series A Preferred Stock, as then in effect. This may have the effect of increasing the number of shares we would be obligated to issue in order to make a dividend payment in shares of Series A Common Stock. We will not be permitted to pay the dividend in cash unless we are legally permitted to do so under Delaware law. As such, we may rely on having available shares of Common Stock to pay such dividends, which will result in dilution to our stockholders. If we do not have such available shares, we may not be able to satisfy our dividend obligations.

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

We have been, and in the future may be, subject to securities litigation, which has and may be expensive and has and could divert management attention.

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

Management and certain directors owned more than 10% of our Common Stock at December 31, 2023. As a result, our management and certain directors, acting individually or as a group, has the potential ability to exert influence on the outcome of issues requiring approval by our stockholders.

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

Our Common Stock could be delisted from the Nasdaq Stock Market.

Nasdaq’s continued listing standards for our Common Stock require, among other things, that we maintain a closing bid price for our Common Stock of at least $1.00, we maintain (A) stockholders’ equity of $2.5 million; (B) market value of listed securities of $35 million; or (C) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, and timely file all required reports with the SEC.

On April 18, 2024, the Company received a notice (the “Initial Notice”) from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that as it has not yet filed its Annual Report on Form 10-K (the “Form 10‑K”) for the year ended December 31, 2023, the Company is not in compliance with Listing Rule 5250(c)(1) (the “Listing Rule”) for continued listing on Nasdaq. Additionally, on May 17, 2024, the Company received a notice (the “May Notice") from Nasdaq notifying the Company that as it has not yet filed its Quarterly Report on Form 10-Q (the “Q1 Form 10‑Q”) for the three months ended March 31, 2024, that the Company is not in compliance with the Listing Rule.

On August 16, 2024, the Company received a notice (the “August Notice," and collectively with the Initial Notice and the May Notice, the “Notices”) from Nasdaq notifying the Company that as it has not yet filed its Quarterly Report on Form 10-Q (the “Q2 Form 10‑Q,” and collectively with the Form 10-K and Q1 Form 10-Q, the “Delinquent Filings”) for the six months ended June 30, 2024, that the Company is not in compliance with the Listing Rule for continued listing on Nasdaq

The Company previously submitted a plan to Nasdaq to regain compliance with respect to the delinquent Form 10-K and Q1 Form 10-Q (the “Plan”), and Nasdaq granted an exception until August 30, 2024, to file the delinquent Form 10-K and Q1 Form 10-Q. Pursuant to the August Notice, the Company is required to submit an update to the Plan to Nasdaq no later than September 3, 2024, to regain compliance with respect to the filing requirements. Nasdaq may grant the Company an additional exception of up to a maximum of 180 calendar days from the filing due date of the Form 10-K to file all Delinquent Filings, or until October 14, 2024, to regain compliance.

A delisting of our common stock from The Nasdaq Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

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

At December 31, 2023, we had we had outstanding options and unvested stock units of 5.2 million shares of our Common Stock. The issuance of shares of Common Stock issuable upon the exercise of options or issuance from restricted stock units or the exercise of warrants that may be outstanding in the future could cause substantial dilution to existing holders of our Common Stock, and the sale of those shares in the market could cause the market price of our Common Stock to decline. The potential dilution from the issuance of these shares could negatively affect the terms on which we are able to obtain equity financing.

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

General Risk Factors

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

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that our internal control over financial reporting was effective as of December 31, 2023, it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the Company’s stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

We maintain a comprehensive process for identifying, assessing, and managing material risks from cybersecurity threats (as such term is defined in Item 106(a) of Regulation S-K) as part of our broader risk management system and processes. The cybersecurity risk management system involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which we rely. We actively monitor the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats. We obtain input, as appropriate, for our cybersecurity risk management program on the security industry and threat trends from consultants, cybersecurity assessors, auditors and other third parties to gather certain insights designed to identify and assess material cybersecurity threat risks, their severity and potential mitigations. We depend on and engage various third parties, including suppliers, vendors, and service providers. Our risk management, legal, information technology, and compliance personnel identify and oversee risks from cybersecurity threats associated with our use of such entities. Any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment, and then reported to Mr. Srinivasan, our designated member of our Board of Directors.

Mr. Srinivasan has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and report any findings and recommendations, as appropriate, to the full Board of Directors for consideration. Senior management regularly discusses cyber risks and trends and, should they arise, any material incidents with the designated member of the Board of Directors.

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. Further, a cyber incident impacting our systems or a third-party’s systems could subject us to business, regulatory, litigation and reputational risk, which could have a negative effect on our business, results of operations and financial condition. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report.

ITEM 2. PROPERTIES

In November 2023, we commenced a lease in an office building located at 3480 Main Highway, Coconut Grove, Florida. The lease of 4,487 square feet for an initial term of 94 months, including 5 months of rent abatement in the first two years of the lease. The aggregate monthly payments will restart in 2024 for $39,635 per month, increasing 3% each year through the lease term, plus other certain costs and charges as specified in the lease agreement.

Our executive offices, sales, training, assembly, and warehouse facilities are located at 1817 West 4th Street, Tempe, Arizona. The lease of 11,256 square feet commenced in June 2019 and was for an initial lease term through July 2022. In January 2022 we renewed this lease for three years with aggregate monthly payments of $9,905 commencing August 2022, increasing 4% annually through the term ending July 31, 2025.

Beginning in October 2017, we commenced reimbursing former officer, stockholder and consultant, Mr. Elwood Norris, $1,500 per month on a month-to-month basis for laboratory facility costs. The Company leased the laboratory facilities for all twelve months in 2023.

ITEM 3. LEGAL PROCEEDINGS

We may become subject to other legal proceedings, as well as demands and claims that arise in the normal course of our business, including claims of alleged infringement of third-party patents and other intellectual property rights, breach of contract, employment law violations, and other matters and matters involving requests for information from us or our customers under federal or state law. Such claims, even if not meritorious, could result in the expenditure of significant financial and management resources. We make a provision for liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. On December 31, 2023, we had no provision for liability under existing litigation.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is listed on the Nasdaq Capital Market under the symbol “WRAP”.

Holders

As of August 26, 2024 there were 45,860,545 shares of Common Stock outstanding and approximately 32 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our Common Stock. The decision to pay dividends is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, and other factors that our board of directors deems relevant.

Recent Sales of Unregistered Securities

No unregistered securities were issued during the fiscal year that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Repurchases

Not applicable.

ITEM 6. [RESERVED]

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

Overview

We are a global public safety technology and services company that delivers safe and effective policing solutions to law enforcement and security personnel worldwide. We are leading the movement for safer outcomes by equipping law enforcement with safer, non-painful compliance tools and immersive training fir for modern society. We began sales of our first public safety product, the BolaWrap 100 remote restraint device, in late 2018. In late 2020 we added a new solution to our public safety technologies, which is our virtual reality (“VR”) training platform, Wrap Reality. Wrap Reality is now sold to law enforcement agencies for simulation training as well as corrections departments for the societal reentry scenarios. In the first quarter of 2022 we delivered a new generation product, the BolaWrap 150. The BolaWrap 150 is electronically deployed and is more robust, smaller, lighter and simpler to deploy than the BolaWrap 100 that has been phased out.

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

We focus our efforts on the following products and services:

BolaWrap Remote Restraint Device – a hand-held remote restraint device that discharges a seven and half-foot Kevlar tether to entangle an individual at a range of 10-25 feet. BolaWrap assists law enforcement to safely and effectively control encounters early without resorting to painful force options.

Wrap Reality – a law enforcement 3D training system employing immersive computer graphics VR with proprietary software-enabled content. It allows up to two participants to enter a simulated training environment simultaneously, and customized weapons controllers enable trainees to engage in strategic decision making along the force continuum. Wrap Reality has 43 scenarios for law enforcement and corrections and 15 scenarios for societal reentry. Wrap Reality is one of the most robust 3D Virtual Reality solutions on the market for law enforcement and societal reentry today.

Wrap Intrensic – a Body-Worn Camera (“BWC”) and Digital Evidence Management (“DEM”) solutions provider.  BWC and DEM play crucial role in capturing, storing, and managing digital evidence, such as video and audio recordings for various purposes, including criminal investigations and maintaining transparency in public interactions. The Wrap Intrensic X2 camera hardware and storage and data management capability, along with awareness of front-line operations, provides customers with a solution to meet their challenges.  Wrap Intrensic Evidence on Cloud provides an unlimited video storage platform that includes video and other evidence uploading, search, retrieval, redaction, and evidence sharing while reducing the need for resources required to manage this evidence.

In addition to the US law enforcement market, we have shipped our restraint products to 62 countries. We have established an active distributor network representing 50 states and one dealer representing the US territory of Puerto Rico. We have distribution agreements with international distributors covering 75 countries. We focus significant sales, training and business development efforts to support our distribution network in addition to our internal sales team.

We focus significant resources on research and development innovations and continue to enhance our products and plan to introduce new products. We believe we have established a strong brand and market presence globally and have established significant competitive advantages in our markets.

Recent Developments

Nasdaq Deficiency Notice

On April 18, 2024, the Company received a notice (the “Initial Notice”) from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that as it has not yet filed its Annual Report on Form 10-K (the “2023 Form 10 K”) for the year ended December 31, 2023, the Company is not in compliance with Listing Rule 5250(c)(1) (the “Listing Rule”) for continued listing on Nasdaq. Additionally, on May 17, 2024, the Company received a notice (the “May Notice") from Nasdaq notifying the Company that as it has not yet filed its Quarterly Report on Form 10-Q (the “Q1 Form 10 Q”) for the three months ended March 31, 2024, that the Company is not in compliance with the Listing Rule.

On August 16, 2024, the Company received a notice (the “August Notice," and collectively with the Initial Notice and the May Notice, the “Notices”) from Nasdaq notifying the Company that as it has not yet filed its Quarterly Report on Form 10-Q (the “Q2 Form 10 Q,” and collectively with the 2023 Form 10-K and Q1 Form 10-Q, the “Delinquent Filings”) for the six months ended June 30, 2024, that the Company is not in compliance with the Listing Rule for continued listing on Nasdaq

The Company previously submitted a plan to Nasdaq to regain compliance with respect to the delinquent 2023 Form 10-K and Q1 Form 10-Q (the “Plan”), and Nasdaq granted an exception until August 30, 2024, to file the delinquent 2023 Form 10-K and Q1 Form 10-Q. Pursuant to the August Notice, the Company is required to submit an update to the Plan to Nasdaq no later than September 3, 2024, to regain compliance with respect to the filing requirements. Nasdaq may grant the Company an additional exception of up to a maximum of 180 calendar days from the filing due date of the 2023 Form 10-K to file all Delinquent Filings, or until October 14, 2024, to regain compliance.

The Notices do not have an immediate effect on the listing of the Company’s common stock. The Company is currently evaluating its options for regaining compliance. There can be no assurance that the Company will regain compliance with the Nasdaq’s rules or maintain compliance with any of the other Nasdaq continued listing requirements.

During the year ended December 31, 2023, we accomplished the following:

•         The Company initiated a cost containment plan, recruitment, operations efforts, and significant customer acquisitions over the past year.

•         New Board Members: Welcomed Bruce Bernstein, an experienced securities industry leader; Marc Savas, a skilled executive known for accelerating company revenue; Vice Admiral (ret.) Timothy Szymanski, a former Navy SEAL with over 36 years of service leveraging his expertise in special operations and national security; Rajiv Srinivasan, a technology sales leader with senior roles at Microsoft, VMware, and a cybersecurity startup, and accredited U.S. Army veteran awarded with a Bronze Star.

•         Launched "Use of Force Reduction Guarantee": A new program affirming Wrap’s dedication to safer outcomes, guaranteeing a 10% reduction in an agency’s use of force with BolaWrap or a device buyback after 12 months.

•         Strategic Redirection Announced: Transitioning Wrap Technologies from a product-focused entity to a mission-based solutions provider, paving the way for purpose-driven innovation and growth.

•         Capital Funding and Acquisition: Closed a significant funding round with $10 million gross proceeds.

Acquired Intrensic, LLC, expanding into body cam and Cloud evidence services.

•         Major Orders: Received a full deployment order for BolaWrap 150 from a large Mid-Atlantic domestic agency.

•         Successful Integration: Integrated Wrap Intrensic, enhancing our offerings in Body-Worn Cameras and Digital Evidence Management.

•         AI Advancements in Wrap Intrensic BWC: Launched new AI functionalities for Body-Worn Camera and Digital Evidence Management System, including AI Video Redaction and Automated Transcription, enhancing law enforcement efficiency and accountability.

•         BolaWrap 150 Expanded in Italy: Wrap Technologies announced the adoption of the BolaWrap 150 remote restraint devices by eleven police departments across Italy, underscoring the Company's commitment to advancing public safety solutions globally.

Business Outlook and Challenges

We believe our Company's products and solutions are gaining global recognition and awareness through various channels such as social media, trade shows, and media exposure, among others. In part, this recognition and awareness can be attributed to positive feedback from law enforcement agencies and the successful deployment of our products. As a result, we believe our brand is becoming increasingly recognized on a global scale as a leader in remote restraint and non-lethal solutions.

In addition, we are focused on marketing and public relations efforts. We believe there are market opportunities for our remote restraint and virtual reality solutions in the law enforcement and security sectors worldwide. These opportunities are driven by the increasing demand for less-lethal policing.

In the law enforcement sector, our BolaWrap product has been successfully deployed in the field, as reported by many agencies. BolaWrap is now in use by over 900 US law enforcement agencies and in 62 countries. Due to its safe remote restraint capabilities, some agencies do not deem its usage a categorical reportable use of force and rather place it underneath early use of force such as handcuffs. In our strategic roadmap, we clarified that law enforcement agencies deploy BolaWrap when verbal commands breakdown but long before there is justifiable escalation to pepper spray, pepper ball, batons, bean bags, tasers or Conducted Electrical Weapons (CEW’s) or firearms.

Some agencies voluntarily report usage to Wrap but many do not. In the usage reports we have been provided, officers have reported successful outcomes in 84% of the use cases. This percentage is higher than what is often seen with less lethal tools. From the information we have been provided, the most common BolaWrap use case is for individuals with behavioral health issues, and the second most common BolaWrap use case is during domestic violence calls. 26% percent of the reported persons who are wrapped with the BolaWrap are thought to be under the influence of alcohol or drugs.

There are many reasons why we may not receive reports on all the use of the BolaWrap, including, when uses of BolaWrap are considered evidence in ongoing criminal cases, are controlled by local policy or regulation, or require officer and union permission to be shared with us. However, some agencies have shared bodycam footage of successful field deployments with us, which we may use in our training and education efforts. We believe that as the reports of BolaWrap's effectiveness in de-escalation continue to increase, it will contribute to our future revenue growth.

We anticipate and believe that our portfolio of safe, remote restraint products and training services has a strong and expanding pipeline of market opportunities in the law enforcement, military, corrections, and homeland security sectors both domestically and internationally. With the increasing demand for more humane and safer policing practices, we expect a continued surge in our global business. Currently, we are exploring major international business prospects while simultaneously seeking to establish relationships with large police agencies in the US. However, we acknowledge that it is challenging to predict the exact timeline for closing these deals, or whether they will ultimately materialize.

As part of our efforts to expand our sales and distribution operations, we provide a comprehensive training program for law enforcement officers and trainers in using the BolaWrap. This training equips them with knowledge about the appropriate use and limitations of BolaWrap in tandem with modern policing techniques for de-escalation of encounters. We now focus on also teaching when and why BolaWrap should be used, including the specific area of success, such as after verbal commands break down and before the law enforcement officer is ready to escalate to less lethal pain compliance tools. We believe that law enforcement trainers and officers who have been trained to use our products, or have witnessed demonstrations, are more inclined to support the acquisition and deployment of our products by their respective departments to drive successful outcomes. As of December 31, 2023, over 1,520 agencies have received BolaWrap training with over 5,440 training officers at those agencies certified as BolaWrap instructors and qualified to train the rest of their departments, representing a 12% increase in agencies and a 30% increase in trained officers as compared to December 31, 2022.

Operating expenses for the year ended December 31, 2023 were relatively flat with 2023 expenses equal to $21.6 million as compared to $21.5 million in 2022. Our new management team has prioritized reducing operating expenses, and in the second quarter, conducted a thorough top to bottom assessment of all aspects of the business. As a result of these actions, the Company recorded $1.0 million of severance related charges during 2023. We expect to realize the results of the cost reduction actions beginning in 2024 as we expect to significantly reduce our cost profile. This assessment culminated in the creation of a strategic roadmap aimed at achieving sustainable growth and delivering long-term value to our stockholders. Our strategic roadmap centers on expanding our sales by building repeatable domestic BolaWrap sales, increasing international sales of the new BolaWrap 150, and expanding the deployment of BolaWrap to full patrol-wide utilization via a customer success function. Additionally, we have established a dedicated inside sales leader to increase our velocity on new leads. To catalyze sales growth, we are expanding our distributor and partner relationships while simultaneously diversifying and innovating our product offerings. As part of our strategic roadmap, we have made the decision to improve the pricing on BolaWrap 150 devices and cassettes, given the product's success as a significant upgrade for law enforcement. We believe these increased margins could drive us to breakeven and profitability more quickly. We also began charging for our respected training services.

Changes have been implemented in how we sell Wrap Reality, and we have established a Software as a Service (SaaS) model for our virtual reality technology moving forward. We acquired cloud software capability and both on premise and cloud 3D Virtual Reality options for Wrap Reality in 2023. We anticipate these changes will have a significant positive impact on our future success and growth.

We believe the synergy in BolaWrap to de-escalate and reduce uses of force and the immersive 3D Virtual Reality training for law enforcement and corrections create a unique and well positioned law enforcement technology company that is prepared for modern policing and driving safe outcomes. With our key focus on where BolaWrap and Wrap Reality fit into the Force Factor diagram below in Figure X, agencies are likely to see significant increased usage where BolaWrap has shown to be a tool that could appropriately de-escalate dangerous situations and save the lives and careers of officers and the individuals they interact with in such situations.

Management believes that implementing these strategic changes may lead to substantial sales growth and put us on a path towards sustainable profitability. Although geopolitical tensions and macroeconomic challenges have affected our quarterly results in the past and may in the future, we believe our company is uniquely positioned to provide lifesaving technologies and training that enable law enforcement officers worldwide to conduct safe and effective encounters while reducing the use of force. If departments follow our Use of Force Guarantee requirements, we have offered to buy back their BolaWrap devices if their reportable use of force is not reduced by 10%. With an increasing addressable market, the Company offers what we believe is a unique value proposition. Our improved pricing strategy, coupled with reduced operating expenses and our growing sales outlook, is expected to help reduce losses and improve cash flow in the future.

We plan to increase the number of product demonstrations and training sessions, particularly in international markets. Our new focus on the when and why BolaWrap is used has shown improved results. This is a departure from the hardware product only approach of the past. Our sales of the BolaWrap 150 and Wrap Reality are expected to continue to rise, aided by our ongoing cost savings and cost control measures, which we expect to lead to an overall reduction in cash burn.

We have continued to invest in our VR system while working to continue to develop real-world scenarios into our robust Wrap Reality platform. We plan to increase marketing activities for our VR solution to both law enforcement and corrections throughout 2023 and expect to launch the cloud-based version in mid-2023.

As of December 31, 2023 we had backlog of approximately $209 thousand was delivered in the first quarter of 2024. Additionally, we had deferred revenue of approximately $544 thousand expected to be recognized generally over the next five years. Our deferred revenue is generally from Wrap Reality subscription and other revenue. We expect our deferred revenue to grow in future years due to the SaaS business model on Wrap Reality. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation, in the normal course of business.

Since inception, we have generated significant losses from operations and anticipate that we will continue to generate significant losses from operations for the foreseeable future. We believe that we have adequate financial resources to sustain our operations for the twelve months. For the year ended December 31, 2023 our net loss from operations increased by approximately $1.0 million compared to the year ended December 31, 2022. Net cash used in operations during the year ended December 31, 2023 was approximately $2.1 million more than cash used in operations during the year ended December 31, 2022. This increase in cash used in operations reflects an increase in accounts receivable during the period along with an increase in the operating loss compared to the year ended December 31, 2022.

We expect that we will continue to innovate new applications for our public safety technology, open new geographies, develop new products and technologies to meet diverse customer requirements and identify and develop new markets for our products.

We believe that our sales during the fiscal year ended December 31, 2022, and to a lesser extent, December 31, 2023, were adversely affected by the shift to our BolaWrap 150 product and the discontinuation of the BolaWrap 100 production line in 2022, along with the limited ability to demonstrate and train customers due to the COVID-19 pandemic, particularly internationally. Although customers were generally satisfied with the BolaWrap 100, many distributors were concerned with the Company’s ability to continue to expand with the BolaWrap 100. This device was completely discontinued in 2021 and product delays kept the BolaWrap 150 from being fully delivered to customers until late early 2022. This gap in having a product to sell as well as the unhappiness in phasing out the first-generation product while it was still having success in the field, created significant work throughout 2022 to get the BolaWrap 150 approved by departments as well as by import and federal authorities for international countries. We also had a much slower than expected trade in the timeframe of BolaWrap 100 to BolaWrap 150 due to the customer affinity for our first to market device.

We realized a rebound in sales of the BolaWrap 150 in the second half of 2022, following the full-scale production and sales of the BolaWrap 150. New device supply chain and product issues improved, but did not completely abate until the first half of 2023, at which point, management was able to fully resume international travel and demonstrate the new and enhanced capabilities of the BolaWrap 150.

Supply chain disruptions also affected our operations and could negatively impact our ability to source materials, manufacture and distribute products in the future. Moreover, financial markets continue to experience significant volatility, which could potentially affect our ability to enter into or modify favorable terms and conditions regarding equity and debt financing activities. Nevertheless, we had $11.5 million in cash and cash equivalents and short-term investments as of December 31, 2023, which we believe provides sufficient capital to fund our operations in the short-term and absorb the potential near-term impacts of economic uncertainty. However, we may require additional working capital and liquidity constraints and access to capital markets could still negatively affect our liquidity and require changes to our plan of operations.

Our Company may be positively or negatively impacted by continued social unrest, protests against racial inequality, and movements like "Defund the Police." Such unrest may be further fueled by misleading information or negative publicity about our solutions. We believe our solutions are the answer to reducing use of force and driving safer outcomes for officers and the citizens they interact with each day. Although the intensity of these events may have subsided, some may still indirectly or directly, influence police agency budgets and the funding available to current and potential customers. In addition, participants in these events may attempt to create the impression that our solutions are contributing to the perceived problems, potentially harming our business and operations, including our revenues, earnings, and cash flows from operations.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Other than the planned production change requiring a new estimate of exit expense, there were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the period ended December 31, 2023.

Recent Accounting Pronouncements

New pronouncements issued for future implementation are discussed in Note 1 to our financial statements.

Segment and Related Information

The Company operates as a single segment. The Company’s chief operating decision maker is Scot Cohen, the Company’s Executive Chairman and Chief Executive Officer, who manages operations for purposes of allocating resources. Refer to Note 18, Major Customers and Related Information, in our financial statements for further discussion.

Operating Expense

Our operating expenses include (i) selling, general and administrative expense, (ii) research and development expense, (iii) and in the most recent fiscal quarter, product line exit expense. Research and development expense is comprised of the costs incurred in performing research and development activities and developing production on our behalf, including compensation and consulting, design and prototype costs, contract services, patent costs and other outside expense. The scope and magnitude of our future research and development expense is difficult to predict at this time and will depend on elections made regarding research projects, staffing levels and outside consulting and contract costs. The future level of selling, general and administrative expense will be dependent on staffing levels, elections regarding expenditures on sales, marketing and customer training, the use of outside resources, public company and regulatory expense, and other factors, some of which are outside of our control.

We expect our operating costs will remain at comparable current levels in the near term. We may also incur additional non-cash share-based compensation costs depending on future option and restricted stock unit grants that are impacted by stock prices and other valuation factors. Historical expenditures are not indicative of future expenditures.

Results of Operations

Year Ended December 31, 2023 Compared to year ended December 31, 2022

The following table and narrative sets forth for the periods indicated certain items of our statement of operations, expressed in thousands of dollars. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Annual Report on Form 10-K.

	Year Ended December 31,		Change
	2023	2022	$	%
(in thousands)
Revenues:
Product sales	$5,337	$7,481	$(2,143)	(29)%
Other revenue	796	568	228	40%
Total revenues	6,133	8,049	(1,915)	(24)%
Cost of revenues
Products and services	3,227	4,315	(1,088)	(25)%
		-		%

Gross profit	2,906	3,734	(828)	(22)%

Operating expenses:
Selling, general and administrative	18,361	16,386	1,975	12%
Research and development	3,267	5,078	(1,811)	(36)%
Total operating expenses	21,628	21,464	164	1%
Loss from operations	$(18,722)	$(17,730)	$(1,033)	(6)%

Revenue

We reported revenue of approximately $6.1 million for the year ended December 31, 2023, as compared to revenue of approximately $8.0 million for the year ended December 31, 2022, an approximate 29% decrease. International revenues decreased from approximately $2.7 million for the year ended December 31, 2022 to approximately $2.3 million for the year ended December 31, 2023. The decrease in international revenue was driven by the prior year having certain large orders and continued stronger demand for our products in the EMEA region during 2022. We incurred discounts of approximately $169 thousand during the year ended December 31, 2023, compared to approximately $898 thousand during the year ended December 31, 2022, primarily as a result of promotional programs designed to encourage domestic customers to upgrade to the BolaWrap 150. We expect a decline to minimal discounts in 2024 as we have phased out our promotional upgrade offer.

International revenue generally consists of larger orders with the end user being large, centralized government agencies. These orders continue to be lumpy and difficult to predict as to both timing and amount. We anticipate a revenue increase in 2024 compared to 2023 for two key reasons: (i) from an international perspective, there is growing demand for less-lethal alternatives like BolaWrap, especially in regions where lethal force is often prohibited, and (ii) from a domestic perspective, despite a saturated market for less-lethal use-of-force solutions, BolaWrap stands out as what we believe to be the only pain-free compliance tool.

We incurred product promotional costs of approximately $249 thousand for the year ended December 31, 2023, related primarily to BolaWrap 150 demonstration products and the cost of training products and accessories delivered to law enforcement agencies that were expensed as marketing costs. We are responding to increased demand for training as a result of expanded product and brand awareness and increased successful field use by agencies but due to awareness expect reductions in product promotional costs from 2022. A total of approximately $688 thousand of such product promotional costs were incurred during the year ended December 31, 2022.

As of December 31, 2023, the Company’s deferred revenue of approximately $544 thousand consisted of approximately $139 thousand related to BolaWrap extended warranties and services, approximately $216 thousand related to Intrensic extended warranties and services, $171 thousand related to VR, and $18 thousand related to increased training for Wrap Reality and BolaWrap extended warranties.

As of December 31, 2023, we had backlog of approximately $209 thousand which was delivered in the first quarter of 2024. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instance’s cancellation in the normal course of business.

Gross Profit

Our gross profit for the year ended December 31, 2023 was approximately $2.9 million, or a gross margin of 47%. Our gross profit for year ended December 31, 2022 was approximately $3.7 million, or a gross margin of 46%. For the year ended December 31, 2023, gross profit represented a 22% decrease compared to December 31, 2022, as a result of lower sales slightly offset by continued cost containment efforts on production.

As our revenue history is limited, historical margins may not accurately reflect future margins. However, we expect higher margins with the production of the BolaWrap 150 compared to previous production due to design changes and improved pricing. Our margins are also subject to variations based on the sales channels and product mix through which our products are sold. At present, our cassettes have lower margins than the BolaWrap devices. As we scale cassette production, we will look to reduce our costs and drive higher cassette margins. Cassettes were a total of 19.5% of our overall revenue in the year ended December 31, 2023, and may continue to grow as a recurring revenue base as more BolaWrap devices are used in the field and as the use of BolaWrap increases due to the need of officers to de-escalate to prevent injuries and the use of higher levels of force.

We regularly introduce updates and revisions to our products, which may include changes to raw materials and components, and can impact our product costs. Given our limited experience with warranty costs, our estimated future warranty expense may affect our gross margins.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense increased by approximately $2.0 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, due to one-time costs associated with severance, the Intrensic acquisition, and the Company’s financing.

Advertising and promotion costs were approximately $1.2 million during the year December 31, 2023, or a decrease of approximately $0.1 million as compared to approximately $1.1 million during the year December 31, 2022. The decrease in advertising costs was related to reductions in consultants and other cost containment efforts.

Share-based compensation costs allocated to SG&A was $1.5 for the year ended December 31, 2023, a decrease of approximately $1.2 million, compared to approximately $2.7 million for the year ended December 31, 2022. The decrease resulted primarily due to changes in management, one-time costs in the prior year period, and changes in the Company’s stock price.

Salaries and burden costs was $6.0 million for the year ended December 31, 2023, an approximately $0.5 million or 8% decrease compared to approximately $6.5 million for year ended December 31, 2022. During 2023, we recorded approximately $1.0 million of severance cost related to management restructuring efforts. During year ended December 31, 2023, compared to December 31, 2022, we increased professional fees by approximately $0.8 million, and increased consulting and contract services fees by approximately $350 thousand. We expect expenditures for SG&A expense in 2024 to be slightly lower than 2023, as a result of restructuring actions taken in late 2023 and early 2024.

Research and Development Expense

Research and development expense was approximately $3.3 million for the year ended December 31, 2023, a decrease of approximately $1.8 million, compared to $5.1 million for year ended December 31, 2022. In 2023, we incurred a $252 thousand period over period decrease in share-based compensation expense allocated to research and development expense as a result of personnel changes made in April 2023. Outside consulting costs decreased by $332 thousand and prototype related costs decreased by $443 thousand for the year ended December 31, 2023, primarily due to reduced costs related to finalizing the BolaWrap 150 product.

Operating Loss

Loss from operations during the year December 31, 2023 was approximately $18.8 million, an increase of approximately $1.1 million compared to approximately $17.7 million during the year December 31, 2022, reflecting increased margin and the Company’s focus on reducing operating costs.

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

We have experienced net losses and negative cash flows from operations since our inception. As of December 31, 2023, we had cash and cash equivalents of approximately $4.0 million, negative working capital of approximately $2.3 million primarily reflecting the approximate $19.7 value of the Series A Warrants (as defined herein) recorded in connection with the issuance of the Series A Preferred Stock in July 2023, and had sustained cumulative losses attributable to stockholders of approximately $98.0 million. Our working capital net of the Warrants-short term at December 31, 2023 was approximately $17.4, a decrease of approximately $6.3 million compared to December 31, 2022, as a result of the operating losses offset by an increase in inventories of approximately $1.8 million, an increase in customer deposits totaling approximately $1.0 million in 2023 and the receipt of $8.9 million in net proceeds from the Offering. As a result, we had approximately $4.0 million in cash and cash equivalents and short-term investments as of December 31, 2023. We therefore believe we have sufficient capital to fund our operations for the next twelve months. However, liquidity constraints and access to capital markets could still negatively affect our liquidity and require changes to our investment strategy.

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

2023 Offering

On June 29, 2023, the Company entered into a Series Purchase Agreement (“Series A Purchase Agreement”) with certain accredited investors, including the Company’s Executive Chairman and Chief Executive Officer (collectively, the “Series A Investors”), pursuant to which it agreed to sell to the Series A Investors in a registered direct offering (the “Series A Offering”) (i) an aggregate of 10,000 shares of Series A Preferred Stock, initially convertible into up to 6,896,553 shares of the Company’s common stock, at an initial conversion price of $1.45 per share, and (ii) warrants (the “Series A Warrants”) to acquire up to an aggregate of 6,896,553 shares of Common Stock (the “Series A Warrant Shares”). The conversion price of the Series A Preferred Stock is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable conversion price (subject to certain exceptions). The closing of the Series A Offering occurred on July 3, 2023. The aggregate gross proceeds from the Series A Offering were $10 million. The Company expects to use the net proceeds from the Series A Offering for general corporate purposes.

The Company engaged Katalyst Securities LLC (the “Placement Agent”) to act as exclusive placement agent in connection with the Series A Offering. Pursuant to an Engagement Letter with the Placement Agent, we paid to the Placement Agent or its designees (i) a cash fee equal to 8% of the gross proceeds of the Series A Offering and (ii) warrants  to purchase an aggregate of 551,725 shares of Common Stock  (equal to 8% of the shares of Common Stock underlying the Series A Preferred Stock sold in the Series A Offering) at an exercise price of $1.45 per share.

Series A Preferred Stock

The terms of the Series A Preferred Stock are as set forth in the form of Certificate of Designations of the Series A Preferred Stock. The Series A Preferred Stock is convertible into shares of common stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $1.45 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion Price (subject to certain exceptions).

The holders of the Series A Preferred Stock are entitled to dividends of 8% per annum, compounded monthly, which are payable in cash or shares of Common Stock, or a combination thereof, at the Company’s option in accordance with the terms of the Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series A Preferred Stock will accrue dividends at the rate of 20% per annum. If the Company elects to pay any dividends in shares of Common Stock, the Conversion Price used to calculate the number of shares issuable will equal to the lower of (i) the then applicable Conversion Price and (ii) 85% of the arithmetic average of the three (3) lowest closing prices of the Common Stock during the twenty (20) consecutive trading day period ending on the trading day immediately preceding the dividend payment date, provided that such price shall not be lower than the lower of (x) $0.2828 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events ) and (y) 20% of the “Minimum Price” (as defined in Nasdaq Stock Market Rule 5635) on the date of the Nasdaq Stockholder Approval (as defined herein) (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market.

The Company may require holders to convert their Series A Preferred Stock into shares of Common Stock if the closing price of the Common Stock exceeds $8.00 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock exceeds $2,000,000 per day during the same period and certain equity conditions described in the Certificate of Designations are satisfied.

At any time beginning 18 months from the date of the issuance, provided that certain equity conditions described in the Certificate of Designations are satisfied, and provided further that the Company has filed all reports required to be filed by it pursuant to the 1934 Act on a timely basis for a continuous period of one year, the Company has the right to redeem in cash all or some of the shares of the Series A Preferred Stock outstanding at such time at a redemption price equal to the product of (x) 125% multiplied by (y) the sum of (A) the stated value of the Series A Preferred Stock plus (B) all declared and unpaid dividends on such Preferred Stock and any other unpaid amounts then due and payable hereunder with respect to such Series A Preferred Stock, plus (C) the make-whole amount, plus (D) any accrued and unpaid late charges with respect to such stated value and amounts payable pursuant to clause (B) as of such date of determination.

On August 19, 2024, the Company entered into an Amendment Agreement (the “Series A Amendment”) with the Required Holders (as defined in the Certificate of Designations). Pursuant to the Series A Amendment, the Required Holders agreed that (A) the unpaid and accrued dividends on the Series A Preferred Stock due July 1, 2024 (the “July Delinquent Dividend Amount”), shall be payable, at the option of the Company, in (i) cash and/or (ii) shares of Common Stock, at a price per share of Common Stock equal to the lower of (x) $1.00 and (y) the Dividend Conversion Price (as defined in the Certificate of Designations), using July 1, 2024, as the applicable date of determination in accordance with the Certificate of Designations; (B) the dividends due on October 1, 2024 (the “October Dividend Amount” and, together with the July Delinquent Dividend Amount, the “Delinquent Dividend Amounts”), shall be payable in shares of Common Stock based on a per share price of Common Stock equal to 80% of the arithmetic average of the three (3) lowest closing sale prices of the Common Stock during the month of September 2024; and (C) such Delinquent Dividend Amounts and any Dividend Balance Shares (as defined in the Certificate of Designations), with respect thereto, if applicable, shall be delivered on October 1, 2024. The Company and the Required Holders further agreed pursuant to the Agreement to amend (i) the Certificate of Designations, as described below, by filing a Certificate of Amendment to the Certificate of Designations (the “Certificate of Amendment”) and (ii) the Series A Purchase Agreement to amend the definition of “Excluded Securities.”

The Certificate of Amendment amends the Certificate of Designations to, among other things, (A) allow for the payment of dividends in the form of Common Stock to a holder of the Series A Preferred Stock who serves as a director, officer or employee of the Company; provided that such issuance is approved by the Company’s stockholders prior to such issuance, and (B) amend certain conditions required for (i) a mandatory conversion of the Series A Preferred Stock, and (ii) the Company’s right to redeem, all or a portion, of the Series A Preferred Stock outstanding pursuant to an optional redemption, in each case, pursuant to the terms of the Certificate of Designations.

There is no established public trading market for the Series A Preferred Stock and we do not intend to list the Series A Preferred Stock on any national securities exchange or nationally recognized trading system.

Warrants

The Company issued the Series A Warrants to purchase up to an aggregate of 6,896,553 shares of Common Stock. Each Series A Warrant has an exercise price of $1.45, became exercisable after the date that was six months from the date of issuance and will expire 5 years following the date of issuance. The exercise price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price (subject to certain exceptions).

Nasdaq Stockholder Approval

The Company’s ability to issue Conversion Shares and Series A Warrant Shares using shares of Common Stock is subject to certain limitations set forth in the Certificate of Designations. Prior to receiving the Nasdaq Stockholder Approval, such limitations included a limit on the number of shares that may be issued until the time, if any, that the Company’s stockholders have approved the issuance of more than 19.99% of the Company’s outstanding shares of Common Stock in accordance with the rules of the Nasdaq Stock Market (the “Nasdaq Stockholder Approval”). Such Nasdaq Stockholder Approval was received at a special meeting of stockholders held on September 19, 2023.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Cash Flow

Operating Activities

During year ended December 31, 2023, net cash used in operating activities was approximately $16.7 million. The net loss of approximately $30.3 million was decreased by non-cash expense of approximately $16.8 million consisting primarily of change in fair value of warrant liabilities of approximately $12.0 million and share-based compensation expense of approximately $2.0 million. Other major component changes using operating cash included an increase of approximately $2.2 million in inventories and an increase in customer deposits of $1.0 million.

During year ended December 31, 2022, net cash used in operating activities was approximately $14.6 million. The net loss of approximately $17.6 million was decreased by non-cash expense of approximately $4.4 million consisting primarily of share-based compensation expense of approximately $3.2 million. Other major component changes using operating cash included an increase of approximately $2.4 million in inventories and a net increase in accounts payable and accrued liabilities of approximately $250 thousand. A decrease in accounts receivable of approximately $957 thousand increased the cash used in operating activities.

Investing Activities

During the year ended December 31, 2023, we used approximately $10.0 million of cash to purchase short-term investments, $554 thousand of cash for the purchase of Intrensic, $230 thousand of cash for the purchase of property and equipment and invested approximately $396 thousand in patents and trademarks. During the year ended December 31, 2023, we had proceeds from maturities of short-term investments of approximately $16.4 million.

During the year ended December 31, 2022, we used approximately $30.5 million of cash to purchase short-term investments, $256 thousand of cash for the purchase of property and equipment and invested $173 thousand in patents and trademarks. During the year ended December 31, 2022, we had proceeds from maturities of short-term investments of approximately $46.6 million.

Financing Activities

During the year ended December 31, 2023 we received approximately $10.0 million in gross proceeds from the issuance of securities, which is reflected in cash and cash equivalents, with an offset to accrued expense, reflected in the Company’s Condensed Consolidated Balance Sheet at December 31, 2023. During year ended December 31, 2023, we received approximately $208 thousand in proceeds from the exercise of previously issued stock options and paid out approximately $58 thousand in preferred stock dividends.

During year ended December 31, 2022, we received approximately $83 thousand in proceeds from the exercise of previously issued stock options.

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

Pursuant to the Professional Services and Technology Acquisition Agreement, dated as of November 22, 2022, and as amended on April 2, 2023, by and among the Company, Lumeto, Inc. and Spatial Industries Group, Inc. (collectively, “Service Provider”), the Service Provider provides to the Company certain technology, services, and perpetual licenses for use within the Company’s Wrap Reality virtual simulation training platform (the “Technology, Services, and License”), in consideration for a cash payment of $700 thousand made to the Service Provider upon the execution of the Agreement.

In January 2022 we extended our facility lease for three years through July 2025 and we are committed to aggregate lease payments on the facility lease of $126 thousand in 2024 and $75 thousand in 2025.

In September 2023, we committed to a lease of office space in Coconut Grove, Florida in a multi-year term concluding in 2031 which includes aggregate lease payments totaling $3.6 million.

At December 31, 2023, we were committed for approximately $0.7 million for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

On August 9, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Intrensic Purchase Agreement”) with certain members of Intrensic, including Kevin Mullins, the Company’s former Chief Executive Officer (collectively, “Sellers”) and Buford Ortale, as the Seller’s representative. Under the terms of the Intrensic Purchase Agreement, the Company agreed to purchase, and Sellers agreed to sell, 100% of the membership interests (the “Membership Interests”) of Intrensic for the following consideration upon the consummation of the sale of the Membership Interests (the “Intrensic Closing”): (i) $553,588 in cash, subject to adjustment based upon the outstanding indebtedness of Intrensic and Intrensic’s working capital as of the Intrensic Closing; and (ii) 1,250,000 shares of Common Stock of the Company the “Intrensic Acquisition”). The Intrensic Acquisition closed on August 16, 2023, in accordance with the terms of the Purchase Agreement.

Effects of Inflation

In 2023 we experienced increased costs in labor and materials due to inflation. We believe in 2024 that low unemployment and higher salaries will create higher payroll costs and increased operating expense in the business. We have seen increases in costs from multiple suppliers for materials as well as labor.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2023, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our Executive Chairman and Chief Executive Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Executive Chairman and Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023 and, based on this evaluation, our Executive Chairman and Chief Executive Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting refers to the process designed by, or under the supervision of, our Executive Chairman and Chief Executive Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and the disposition of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and board of directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2023, based on the framework and criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on this evaluation, our Executive Chairman and Chief Executive Officer concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting due to our status as an emerging growth company under the JOBS Act, which permits the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

The Company’s Board of Directors (the “Board”) is currently composed of five members of the Board. Under the amended and restated Bylaws of the Company, the number of Directors will be fixed by the Board or the stockholders at an annual meeting of the stockholders, and directors serve until the next annual election and their successors are duly elected and qualified, or until their earlier resignation, removal or death.

Below is a list of the names, ages as of August 26, 2024, and positions of the individuals who currently serve as our directors.

Name	Age	Position
Scot Cohen	54	Chief Executive Officer and Executive Chairman of the Board
Bruce Bernstein(1)(2)	60	Director
Marc Savas(1)(3)	56	Director
Rajiv Srinivasan(1)(2)(3)	38	Director
Vice Admiral Tim Szymanski(2)(3)	61	Director

(1)	Member of our Audit Committee.
(2)	Member of our Compensation Committee.
(3)	Member of our Nominating Committee.

Director Biographies

Information concerning our directors is set forth below. The biographical description of each director includes the specific experience, qualifications, attributes and skills that led the Board to conclude that such person should serve as a director.

Scot Cohen – Mr. Cohen cofounded the Company in March 2016, and has previously served as a non-independent Director of the Company from June 2021 until October 2023 and Executive Chairman of the Company from July 2017 until June 2021 and then again beginning in October 2023, and currently serves as Chief Executive Officer, Principal Executive Officer and interim Principal Financial Officer and Principal Accounting Officer. Mr. Cohen has over 20 years of experience in institutional asset management, wealth management, and capital markets. He currently manages several operating partnerships that actively invest in the energy sector in addition to maintaining an active investment portfolio in various public companies, early-stage private companies, hedge funds and alternative assets including real estate. Mr. Cohen is the Founder and Managing Partner of V3 Capital Partners, a private investment firm focused on early-stage companies primarily in the consumer products industry, and Co-Manager of Red Fortune Fund, a private equity fund based in Hong Kong. Mr. Cohen also is the Founder of Petro River Oil, LLC and Chairman of Petro River Oil Corp. (OTCBB: PTRC), a publicly traded oil and gas producer with assets in Kansas and Oklahoma, and Petro Spring LLC, a global oil and gas technology solutions provider. Prior to creating V3 Capital Partners, Mr. Cohen was the Founder and Managing Partner at Iroquois Capital Opportunity Fund, a special situations private equity investment fund, and a Co-Founder of Iroquois Capital, a hedge fund with investments in small and micro-cap private and public companies. Mr. Cohen currently serves on the board of directors of Charlie’s Holding, Inc. (OTCQB: CHUC), and has served as Executive Chair of the board of directors of Petro River Oil Corp. since 2012. Mr. Cohen earned his Bachelor of Science degree from Ohio University in 1991.

The Board believes Mr. Cohen’s success with multiple private investment firms, his extensive contacts within the investment community and financial expertise strengthens the Company’s efforts to raise capital to fund the continued implementation of its business plan.

Bruce Bernstein - Mr. Bernstein was appointed as a director of the Company in April 2023. Mr. Bernstein has over thirty-five years of experience in the securities industry, primarily as senior portfolio manager for two alternative finance funds as well as in trading and structuring of arbitrage strategies. Mr. Bernstein has served as President of Rockmore Capital, LLC since 2006, the manager of a direct investment and lending fund with peak assets under management of $140 million. Previously, he served as Co-President of Omicron Capital, LP, an investment firm based in New York, which he joined in 2001. Omicron Capital focused on direct investing and lending to public small cap companies and had peak assets under management of $260 million. Prior to joining Omicron Capital, Mr. Bernstein was with Fortis Investments Inc., where he was Senior Vice President in the bank’s Global Securities Arbitrage business unit, specializing in equity structured products and equity arbitrage and then President in charge of the bank’s proprietary investment business in the United States. Prior to Fortis, Mr. Bernstein was Director in the Equity Derivatives Group at Nomura Securities International specializing in cross-border tax arbitrage, domestic equity arbitrage and structured equity swaps. Mr. Bernstein started his career at Kidder Peabody, where he rose to the level of Assistant Treasurer. Mr. Bernstein serves as a member of the Board of Directors of Xwell, Inc. (Formerly XpresSpa Holdings, Inc.) the leading airport spa company in the world, based in New York, serves as a Director for Neurotrope since November 14, 2016 and, Petros Pharmaceuticals, Inc. Mr. Bernstein holds a Bachelor of Business Administration from City University of New York (Baruch).

The Board believes that Mr. Bernstein’s experience in finance, audit, capital markets and in advising public companies provides significant benefit to the Company and as a member of the Board.

Marc Savas – Mr. Savas was appointed as a director of the Company in April 2023. Mr. Savas has over 35 years of experience in accelerating revenue for companies, and is skilled in developing and guiding leadership teams, executing tactical, strategic and technical plans, and brings a comprehensive understanding of organizational efficiency. Mr. Savas currently serves as President of Vector97, a privately held waste hauling and recycling consulting firm, since February 2012. He has overseen Vector97 from a startup company through engineering its sale to SIB in June of 2022. Mr. Savas remains President of Vector97 and has joined the SIB leadership team. He currently serves as a Director of SRAX since October 2015. Previously, he founded Unfair Advantage, Inc. and Living Full Blast, Inc., a management and efficiency consulting firm serving the Venture Capital and Legal vertical markets serving as Chief Executive officer until January 2012. Mr. Savas has also served as a member of the Board of Directors of Motivational, Inc., a charitable organization, from July 2020 to present, and as a member of the Board of Directors of RMP, a charitable organization, from December 2022 to present. Mr. Savas holds a Bachelor of Science in Marketing from Northern Arizona University of Flagstaff Arizona, and completed the Executive Development Program of the Marshall School of Business of the University of Southern California.

The Board believes that Mr. Savas’ experience in organizational efficiency and effectiveness, together with his extensive knowledge in finance, scalability and implementing successful business strategies, makes him a valuable member of the Board.

Rajiv Srinivasan – Mr. Srinivasan was appointed director in October 2023. Mr. Srinivasan served at LinkedIn by Microsoft (NYSE:MSFT) from 2019 to 2023, as the Director of the NAMER Globals Program from 2021 to 2023, and the Director of Global Clients from 2019 to 2021. Prior to that, he served as a Global Account manager at VMware (NYSE: VMW) from 2016 to 2019, and as a sales manager at MobileIron (NYSE: MOBL) from 2013 to 2015. Mr. Srinivasan’s startup experience includes Investor and Sales Advisor at Nirmata since 2017, Interim VP of Sales at Intuition Machines during 2022, Interim VP of Sales at Myally from 2018 to 2020 and Co-Founder and Head of Sales at Morta Security from 2011 to 2013. Mr. Srinivasan served as a Captain of the U.S. Army from 2004 to 2011 and is a contributor and commentator on miliary and veterans affairs, is on the board of directors and finance committee of Families Against Mandatory Minimums, a lobby to end mass incarceration, and is a Resource & Development Board Member on the California Council on Science and Technology. Mr. Srinivasan earned a Bachelor of Science in Arabic and Comparative Politics from the U.S. Military Academy, a Master of Science in Applied Mathematics with a focus on Data Science and Numerical Methods from Columbia University, and a Masters of Business Administration from the Wharton School of Business.

The Board believes that Mr. Srinivasan’s experience in technology based companies and early stage growth firms, together with his extensive knowledge and experience in implementing successful business strategies, makes him a valuable member of the Board.

Vice Admiral Tim Szymanski – Mr. Szymanski was appointed a director in October 2023. Mr. Szymanski is a distinguished retired United States Navy vice admiral, with thirty-seven years of military service. Mr. Szymanski currently provides consulting services to Pallas Advisors as a principal, a strategic advisory firm specializing in navigating complex national and international security dynamics, which he joined in August 2023, Odyssey Group International, Inc., Senseye, Inc., and Q30 Sports Science, LLC. Mr. Szymanski further serves as an advisor for Cohen Veterans Bioscience on the Veteran Advisory Committee, at NanoDx Inc. on the Military Advisory Board, and at Verkada Inc., on the Federal Advisory Board. Prior to his retirement from the United States Navy, Mr. Szymanski last served as deputy commander of United States Special Operations Command and as the Commander of Naval Special Warfare (NSW). Mr. Szymanski also served on the Joint Staff as the J3 deputy directorate for Special Operations, as the Global War on Terror branch chief and as chief staff officer of Pakistan-Afghanistan Coordination Cell. Mr. Szymanski currently serves on the Military Advisory Board of Odyssey Health, Inc. Mr. Szymanski graduated from the United States Naval Academy in 1985. He completed a Master of Joint Campaign Planning and Strategy at the Joint Advanced Warfighting School.

The Board believes that Vice Admiral Szymanski’s experience in organizational efficiency and effectiveness, together with his military leadership experience, makes him a valuable member of the Board.

Executive Officers

Below is a list of the names, ages as of August 26, 2024, positions, and a brief account of the business experience of the individuals who serve as our executive officers.

Name	Age	Position
Scot Cohen	54	Chief Executive Officer and Executive Chairman of the Board
Jared Novick	40	Chief Operating Officer

Executive Officer Biographies

Jared Novick - Mr. Novick joined the Company as Chief Operating Officer in December 2023. From June 2023 to December 2023, Mr. Novick served as Chief Operating Officer and Senior Vice President of Strategy and Special Projects at Sidus Space, Inc. (NASDAQ:SIDU), where he oversaw diverse areas such as manufacturing, sales, product development, supply chain management, marketing, and human resources. Since 2018, he has also served on the Board of Advisors at BlueVoyant LLC (“Blue Voyant”), where he also served as Head of Strategy from 2017 until 2018. Before his tenure in public companies, Mr. Novick experienced success with two early-stage technology ventures, each culminating in notable exits. He co-founded and served as Chief Executive Officer of BitVoyant, a cybersecurity threat monitoring product and service provider for commercial enterprises, later acquired by cybersecurity unicorn BlueVoyant. Additionally, he founded and led CurvedSkies LLC, serving as Chie Executive Officer of a professional services firm catering to classified U.S. Federal Government customers in the aerospace and defense sectors. Mr. Novick's professional career includes significant roles as a U.S. Intelligence Community Civil Servant and a contractor for Special Projects to the Office of the Secretary of Defense. He collaborated extensively with the U.S. Intelligence Community, the Department of Defense, and international partners to then deploy and operationally support critical National Security challenges across South America, Central-Asia and Africa. In the early stages of his career, Mr. Novick trained as a NASA Aircrew Member, operating High-Altitude Technologies above 60,000 feet and necessitating NASA pressure suit operations. He has logged over 2,000 hours of flight time in various fixed-wing aircrafts. During Operation Enduring Freedom, he accumulated over 400 combat flight hours while supporting special military units of the Special Operations community. Mr. Novick actively contributes to board activities, including a gubernatorial appointment by Florida Governor Ron DeSantis to the Department of Business & Professional Regulation. Mr. Novick holds a Bachelor of Arts in Physics from the University of Florida in Gainesville.

Mr. Cohen’s biography is incorporated by reference from Item 10 of this Annual Report above.

There is no arrangement or understanding between any of the directors or officers identified above and any other person pursuant to which he was selected as a director or officer. None of the directors or officers identified above is, or has been, a participant in any transaction involving the Company, and is not a participant in any proposed transaction with the Company, in each case, required to be disclosed pursuant to Item 404(a) of Regulation S-K, other than as described in the “Certain Relationships and Related Transactions, and Director Independence” section contained herein.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

●

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Director Independence

Our Board has reviewed the independence of our directors based on the listing standards of the Nasdaq Stock Market (“Nasdaq”). Based on this review, the Board of Directors determined that Messrs. Bernstein, Savas, Srinivasan and Vice Admiral Szymanski are independent, as defined in Rule 5605(a)(2) of the Nasdaq rules. In making this determination, our Board considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our Board deemed relevant in determining their independence.

Committees of the Board of Directors

Our Board currently has three standing committees which consist of the Audit Committee, Compensation Committee and Nominating and Governance Committee. Our Board has adopted written charters for each of the Audit Committee, Compensation Committee, and Nominating and Governance Committee, copies of which are publicly available on our website at https://ir.wrap.com/ under the “Governance” tab. Our Board may establish other committees from time to time as it deems necessary or appropriate.

Audit Committee

The Audit Committee assists our Board in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy that the accountants are independent of management. The Audit Committee currently consists of Messrs. Bruce Bernstein, Savas and Srinivasan, with Mr. Bernstein serving as the Chair of the Audit Committee, each of whom is a non-management member of our Board that we believe meets the criteria for independence under the applicable Nasdaq rules and SEC rules and regulations. Our Board has determined that Mr. Bernstein is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication under the applicable rules and regulations of Nasdaq

Compensation Committee

The Compensation Committee determines our general compensation policies and the compensation provided to our directors and officers. The Compensation Committee also reviews and determines bonuses for our officers and other employees. In addition, the Compensation Committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers the 2017 Plan. The Compensation Committee currently consists of Messrs. Szymanski, Bernstein and Srinivasan with Mr. Bernstein serving as Chair of the Compensation Committee, each of whom is a non-management member of our Board that we believe meets the criteria for independence under the applicable Nasdaq rules and SEC rules and regulations.

Nominating and Governance Committee

The Nominating and Governance Committee is responsible for making recommendations to our Board regarding candidates for directorships and the size and composition of our Board. In addition, the Nominating and Governance Committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the full Board concerning corporate governance matters. The Nominating and Governance Committee currently consists of Messrs. Savas, Srinivasan and Szymanski, with Mr. Savas serving as Chair of the Nominating and Governance Committee.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) applicable to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code is available to security holders in the “Investors’’ section on our website, https://ir.wrap.com/. We intend to disclose any amendments to, or waivers from, our Code at the same website address provided above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that each of our directors and executive officers, and any other person who owns more than ten percent (10%) of our common stock, file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. To our knowledge, based solely on information furnished to us and written representations by such persons that no such other reports were required to be filed, we believe that all such SEC filing requirements were met in a timely manner during 2023 other than with respect to the following:

On February 3, 2023, a Form 4 for Glenn M Hickman was filed late to report forfeiture of shares of Common Stock to satisfy certain tax withholding obligations on January 3, 2023.

On March 9, 2023, a Form 4 for TJ Kennedy was filed late to report forfeiture of shares of Common Stock to satisfy certain tax withholding obligations on March 9, 2023 and on March 1, 2023.

On April 26, 2023, a Form 4 for Bruce Bernstein was filed late to report a grant of stock options granted on April 21, 2023.

On April 27, 2023, a Form 4 for Marc Savas was filed late to report a grant of stock options granted on April 21, 2023.

On October 19, 2023, a Form 4 for each of Bruce Bernstein, Scot Cohen, Marc Savas, Kevin Sherman, Wayne Walker, and Michael Parris was filed late to report a grant of Common Stock that was granted on September 30, 2023.

On October 19, 2023, a Form 4 for each of Michael Parris and Wayne Walker was filed late to report grants of Common Stock that were granted on September 30, 2023 and October 12, 2023.

On October 19, 2023, a Form 4 for Rajiv Srinivasan to report a grant of stock options granted on October 12, 2023.

On October 24, 2023, a Form 4 for Timothy Szymanski was filed late to report a grant of stock options granted on October 12, 2023.

On December 29, 2023, a Form 4 for Jared Novick was filed late to report a grant of stock options on December 26, 2023.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information regarding the compensation awarded to or earned by the current and former executive officers listed below during the years ended December 31, 2023, and 2022. We have opted to comply with the reduced executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for only our principal executive officers, the two most highly compensated executive officers other than our principal executive officer and up to two additional executive officers during the year. Throughout this document, the officers below are referred to as our “Named Executive Officers” or “NEOs”.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(2)	All Other Compensation(3)	Total

Scot Cohen	2023	$39,312	-	$675,000	$1,801543	-	$2,515,855
Chief Executive Officer and Executive Director

Jared Novick	2023	$-	-	-	$443,622	-	$443,622
Chief Operating Officer

Kevin Mullins (4)	2023	$300,000	$75,000	$75,000	$-	-	$450,000
Former Chief Executive Officer and Director	2022	$200,000	-	$506,250	$1,721,691		$2,427,941

Chris DeAlmeida (5)	2023	$275,000	$28,646	$28,646		-	$332,292
Former Chief Financial Officer, Treasurer and Secretary	2022	$103,125	-	$227,500	$318,500	-	$649,125

TJ Kennedy (6)	2023	$157,417	$115,625			$328,296	$601,338
Former Chief Executive Officer and Director	2022	$276,667	$50,000	$742,982	$2,293,879	-	$3,363,528

Glenn Hickman (7)	2023	$75,000	$22,500	$22,500	-	$112,500	232,500
Former Chief Operating Officer	2022	$225,000	$25,000	$106,500	-	-	356,500

(1)

Amounts reported in this column do not reflect the amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date fair value of restricted stock units (“RSUs”) granted to the named executive officers during the fiscal year ended December 31, 2022, as computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification 718 (“ASC 718”). Assumptions used in the calculation of these amounts are included in the notes to our financial statements included in this Annual Report. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Specifically, the number in the table above includes:

●	for Mr. Cohen, RSUs granted in October 2023, as part of an Inducement grant in connection with being named Chief Executive Officer;
●	for Mr. Mullins, RSUs granted in April 2023 in connection with annual bonus and RSUs granted in April 2022, as part of an Inducement grant in connection with being named President;

●	for Mr. DeAlmeida, RSUs granted in April 2023 in connection with annual bonus and RSUs granted in July 2022, in connection with being named Chief Financial Officer;
●

for Mr. Kennedy, $725,000 for RSUs granted in April 2022, in connection with being named Chief Executive Officer and $17,982 for RSUs granted for Board responsibilities from January 1, 2022 through April 17, 2022;

●	for Mr. Hickman, RSUs granted in April 2023 in connection with annual bonus and RSUs granted March 2022 for continued service.

(2)

Amounts reported in this column do not reflect the amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted to the named executive officers during each fiscal year, as computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in the notes to our financial statements included in our Annual Report. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our named executive officers will only realize compensation to the extent the trading price of our Common Stock is greater than the exercise price of such stock options. Specifically, the number in the table above includes:

● for Mr. Cohen, options granted in October 2023, as part of an Inducement grant in connection with being named Chief Executive Officer;

for Mr. Novick options granted in December 2023, as part of an Inducement grant in connection with being named Chief Operating Officer;

●	for Mr. Mullins, $856,193 for options granted in April 2022 and $865,498 for Performance Options granted in April. 2022 in connection with begin named President.;
●	for Mr. DeAlmeida, options granted in July 2022, in connection with being named Chief Financial Officer;
●	for Mr. Kennedy, $1,141,589 for options granted in April 2022 and $1,152,290 for Performance Options granted in April 2022 in connection with being named Chief Executive Officer;
●	for Mr. Hickman, options granted in March 2021 for continued service.

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

(5)	Chris DeAlmeida served as the Company’s Chief Financial Officer and Treasurer from July 25, 2022, to January 5, 2024 and served as Secretary from April 21, 2023 to January5, 2024.

(6)	TJ Kennedy served as the Company’s Chief Executive Officer from April 18, 2022, to April 14, 2023.

(7)	Glenn Hickmann served as the Company’s Chief Operating Officer from July 2021 to April 17, 2023. He was paid $41,918 for consulting services in 2021 prior to becoming an employee.

Employment Arrangements

Scot Cohen. On October 12, 2023, the Board of Directors appointed Scot Cohen to the position of Executive Chairman, effective October 12, 2023.

In connection with Mr. Cohen’s appointment as Executive Chairman, the Company and Mr. Cohen entered into an agreement on October 12, 2023 (the “Cohen Employment Agreement”). Pursuant to the Agreement, unless earlier terminated pursuant to the terms therein, Mr. Cohen will serve as the Company’s Executive Chairman for an initial term of two years from the effective date of his appointment (the “Initial Term”). On the second anniversary of such effective date of appointment (if Mr. Cohen’s employment has not been earlier terminated), and on each subsequent anniversary thereafter, the Cohen Employment Agreement will automatically renew and extend for a period of twelve (12) months (each such twelve (12)-month period, a “Renewal Term”) unless written notice of non-renewal is delivered by either party to the other not less than sixty (60) days prior to the expiration of the then-existing Initial Term or Renewal Term, as applicable, or the Cohen Employment Agreement has been earlier terminated in accordance with its terms. As compensation for Mr. Cohen’s services to the Company, the Cohen Employment Agreement entitles Mr. Cohen to an annualized base salary of $200,000 (the “Base Salary”) and eligibility to participate in customary benefits offered to other executives of the Company. In the event Mr. Cohen’s employment is terminated by either party for any reason, Mr. Cohen will be entitled to: (i) any earned but unpaid Base Salary earned during his employment and applicable to all pay periods prior to the termination date; (ii) any documented and actually incurred unreimbursed business expenses, so long as Mr. Cohen makes any reimbursement request within 30 days following termination; and (iii) any employee benefits to which Mr. Cohen may be entitled under the Company’s employee benefit plans or programs in which Mr. Cohen participates as of the date of termination of Mr. Cohen’s employment. If Mr. Cohen’s employment is terminated by the Company without Cause (as defined in the Cohen Employment Agreement), or by Mr. Cohen for Good Reason (as defined in the Cohen Employment Agreement), or upon the end of the Initial Term or a Renewal Term, as applicable, as the result of the Company’s issuance of a notice of non-renewal, then, subject to certain conditions set forth in the Cohen Employment Agreement (including the execution and non-revocation of a general release of claims), Mr. Cohen will be entitled to: (i) severance payments in a total amount equal to 12 months’ worth of the Base Salary; (ii) any earned but unpaid annual bonus in respect of any completed year that has ended prior to the date of termination; and (iii) receive reimbursement, for a period of up to 12 months, for a portion of the premiums that Mr. Cohen elects to pay for continuation coverage under the Company’s group health plans pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, subject to Mr. Cohen’s timely submission of applicable documentation.

On December 12, 2023, the Board of Directors appointed Mr. Cohen to the position of Principal Executive Officer. On January 14, 2024, the Board of Directors appointed Mr. Cohen, who previously served as the Company’s Executive Chairman and Principal Executive Officer, to the position of Executive Chairman and Chief Executive Officer. In connection therewith, the Company and Mr. Cohen entered into an amendment, dated January 14, 2024, to the Cohen Employment Agreement, dated October 12, 2023, to, among other things, reflect Mr. Cohen’s new title. On April 5, 2024, the Board of Directors appointed Scot Mr. Cohen, who serves as the Company’s Executive Chairman and Chief Executive Officer, and as its Principal Executive Officer, to the position of Interim Principal Financial Officer and Principal Accounting Officer.

Jared Novick. On December 26, 2023, the Board of appointed Jared Novick to the position of Chief Operating Officer. In connection with Mr. Novick’s appointment, on December 26, 2023 (the “Novick Effective Date”), the Company entered into an employment agreement (the “Novick Employment Agreement”) with Mr. Novick setting forth the terms and conditions of Mr. Novick’s employment as the Company’s Chief Operating Officer. Pursuant to the Novick Employment Agreement, Mr. Novick will serve as the Chief Operating Officer of the Company for a two-year initial term commencing on the Effective Date, which term automatically renews each year for successive one-year terms, unless earlier terminated by either party in accordance with the terms of the Novick Employment Agreement.

The Novick Employment Agreement provides that Mr. Novick will be entitled to receive an annual base salary of two hundred thousand dollars ($200,000) (“Base Salary”), payable in equal installments pursuant to the Company’s customary payroll practices. Mr. Novick is entitled to a one-time sign-on bonus of $75,000, payable in two equal installments as follows, subject to Mr. Novick’s continued service on such dates: (i) 50% on the first payroll date following the Novick Effective Date, and (ii) 50% on the first payroll date following the six-month anniversary of the Novick Effective Date. Mr. Novick is also eligible to receive for each fiscal year during the term of his employment, an annual discretionary bonus, with the actual amount determined by the Board in its sole discretion (“Annual Bonus”), payable prior to March 15 of the fiscal year following the fiscal year to which the bonus relates. The Novick Employment Agreement also entitles Mr. Novick to receive customary benefits and reimbursement for reasonable out-of-pocket business expenses.

The Company may terminate Mr. Novick’s employment due to death or disability, for cause (as defined in the Novick Employment Agreement) at any time, and without cause at any time upon written notice. Mr. Novick may terminate his employment without good reason (as defined in the Novick Employment Agreement) at any time upon thirty days’ written notice or with good reason, which requires delivery of a written notice to the Board of Directors of the existence of condition(s) giving rise to the good reason within forty-five days after the initial occurrence of such condition(s), and failure of the Company to cure such condition(s) within thirty days following the Board of Director’s receipt of such notice.

If Mr. Novick’s employment is terminated by either the Company or Mr. Novick for any reason, Mr. Novick shall receive any earned but unpaid Base Salary and expenses required to be reimbursed pursuant to the Novick Employment Agreement and any employee benefits Mr. Novick is entitled to under the Company’s employee benefit plans or programs in which Mr. Novick participates. In addition, if Mr. Novick’s employment is terminated by the Company without cause (as defined in the Novick Employment Agreement) or upon non-renewal or by Mr. Novick for good reason (as defined in the Novick Employment Agreement), then, subject to compliance with the restrictive covenants set forth in the Novick Employment Agreement and the execution of a release of claims in favor of the Company, the Company will pay the following severance payments and benefits: (i) an amount equal to twelve months’ Base Salary, payable in equal monthly installments over a twelve-month severance period; (ii) an amount equal to any earned, but unpaid, Annual Bonus for services rendered during the year preceding the date of termination; and (iii) an amount intended to assist Mr. Novick with his post-termination health coverage, provided however, he is under no obligation to use such amounts to pay for continuation of coverage under the Company’s group health plan pursuant to COBRA.

Kevin Mullins. On April 13, 2022, the Company entered into an employment agreement with Mr. Mullins (as amended, the “Mullins Employment Agreement”) for Mr. Mullins to serve as the Company’s President, effective April 18, 2022. Mr. Mullins was appointed as Chief Executive Officer on April 14, 2023 and was appointed as a member of the Company’s Board of Directors on April 21, 2023. On January 14, 2024, the Board appointed Kevin Mullins, who previously served as the Company’s Chief Executive Officer, to the position of President. In connection therewith, the Company and Mr. Mullins entered into an amendment, dated January 14, 2024, to the Mullins Employment Agreement, dated April 13, 2022 (the “Mullins Amendment”) to, among other things, reflect Mr. Mullin’s new title. On May 7, 2024, Mr. Mullins resigned from his position as President of the Company, effective May 23, 2024. On May 28, 202, Mr. Mullins resigned from his role as director of the Company, effective May 28, 2024.

Pursuant to the Mullins Employment Agreement, unless earlier terminated pursuant to the terms therein, Mr. Mullins will serve as the Company’s President for a term of two years from the effective date of his appointment. On the second anniversary of such effective date of appointment (if Mr. Mullins’s employment has not been earlier terminated or a written notice of non-renewal has not been provided in the time provided to do so), and on each subsequent anniversary thereafter, the Mullins Employment Agreement will automatically renew and extend for a period of 12 months, unless otherwise terminated in accordance with its terms. As compensation for Mr. Mullins’s services to the Company, the Mullins Employment Agreement entitled Mr. Mullins to the following cash payments: (i) an annualized base salary of $300,000 (the “Mullins Base Salary”) and (ii) eligibility for a discretionary cash bonus, with a target amount initial set at 75% of the Mullins Base Salary, but with the final amount to be determined at the sole discretion of the Board.

Pursuant to the Mullins Employment Agreement, in the event Mr. Mullins’ employment is terminated by either party for any reason, Mr. Mullins is entitled to: (i) any earned but unpaid Base Salary earned during his employment with the Company and applicable to all pay periods prior to the termination date; (ii) any unreimbursed business expenses properly incurred, so long as Mr. Mullins makes any reimbursement request within 30 days following termination; and (iii) any employee benefits to which Mr. Mullins may be entitled under the Company’s employee benefit plans or programs which Mr. Mullins participates as of the date of termination of Mr. Mullins’ employment.

Chris DeAlmeida. On July 25, 2022, the Board of Directors appointed Chris DeAlmeida as Chief Financial Officer of the Company. On January 5, 2024, Mr. DeAlmeida’s employment as Chief Financial Officer of the Company was terminated without cause pursuant to a Separation Agreement and Mutual Release of Claims (the “DeAlmeida Separation Agreement”). Pursuant to the DeAlmeida Separation Agreement, Mr. DeAlmeida is entitled to receive severance payments in a total amount equal to $137,500, representing six months of Mr. DeAlmeida’s base salary as in effect immediately prior to the Termination Date, payable in substantially equal installments over a six-month period in accordance with the Company’s payroll schedule, beginning after any applicable revocation period has expired without exercise.

TJ Kennedy. On April 13, 2022, the Company entered into an employment agreement with Mr. Kennedy (the “Kennedy Employment Agreement”) for Mr. Kennedy to serve as the Company’s Chief Executive Officer, effective April 18, 2022.

Effective April 13, 2023 (the “Resignation Date”), TJ Kennedy resigned as Chief Executive Officer and as a member of the Board of Directors of the Company pursuant to a separation agreement entered into by and between the Company and Mr. Kennedy (the “Kennedy Separation Agreement”). Under the terms of the Kennedy Separation Agreement, Mr. Kennedy is entitled to (i) a one-time payment of $115,625 for the achievement of certain business objectives in 2022; (ii) severance in an amount equal to six months of his base salary paid in installments over a period of six months following the Resignation Date; (iii) the issuance of 122,670 shares of the Company’s Common Stock in connection with the continued vesting of certain equity-based awards previously granted to Mr. Kennedy; (iv) the immediate vesting of nonqualified options to purchase 158,554 shares of Common Stock, (v) an extension of the time period during which Mr. Kennedy may exercise outstanding vested stock options through the first anniversary of the Resignation Date (or, if earlier, through the original expiration date of the applicable stock option); and (vi) reimbursement for the Company portion of any healthcare premiums provided to Mr. Kennedy and any covered dependents under the Consolidated Omnibus Reconciliation Act of 1986, as amended (“COBRA”), for a period of 12 months following the Resignation Date, subject to Mr. Kennedy’s election of coverage under COBRA.  As part of the Kennedy Separation Agreement, Mr. Kennedy  entered into a general release of claims in favor of the Company and affirmed his obligations to abide by restrictive covenants.

Glenn Hickman. On July 1, 2021, the Board appointed Glenn Hickman as Chief Operating Officer of the Company. Effective April 17, 2023 (the “Hickman Resignation Date”), Glenn Hickman’s employment with the Company as Chief Operating Officer was terminated effective April 17, 2023 (the “Hickman Separation Date”) pursuant to a Severance Agreement and Release of Claims, dated as of May 8, 2023 (the “Hickman Severance Agreement”). Pursuant to the Hickman Severance Agreement, Mr. Hickman was entitled to (i) a one-time payment of $22,500, less applicable taxes, deductions and withholdings required by law less applicable taxes and withholdings; and (ii) 16,605 shares of Common Stock pursuant to the Plan on the Hickman Separation Date. Additionally, pursuant to the Hickman Severance Agreement, Mr. Hickman was entitled to a total severance payment of $112,500, (the “Severance Payment”), over the six-month period following the Separation Date, and reimbursement for any portion of any healthcare premiums and any covered dependents under the Consolidated Omnibus Reconciliation Act of 1986, as amended (“COBRA”), for a period of 3 months following the Hickman Separation Date.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2023.

	Option Awards							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($) (1)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Scot Cohen
	10/12/2023	-		482,143	(2)	$1.40	10/12/2033
	10/12/2023	-		1,290,165	(3)	$1.40	10/12/2033	482,143	(4)	$1,494,643		-	-
	9/29/2023	-		-			-			5,294	(5)	$16,410	-
	6/30/2023	-		-		-	-			2,720	(6)	$8,430	-
	4/1/2021	100,000	(7)	-		$5.56	4/1/2031	-				-	-

Jared Novick	12/23/2023	-		250,000	(8)	$3.10	12/26/2033	-				-	-

Kevin Mullins	4/20/2023	-		-		-	-					-	-
	4/19/2022	-		692,398	(9)	$2.89	4/19/2032	-				-	-
	4/19/2022	118,915	(10)	237,832		$2.89	4/19/2032	-				-	-

Chris DeAlmeida	4/20/2023	-		-		-	-					-	-
	7/25/2022	58,333	(11)	116,667		$1.82	7/25/2032	-				-	-

TJ Kennedy	4/13/2023	-		-		-	-			-		-	-
	4/19/2022	158,554	(12)	-		$2.89	4/19/2032	-				-	-
	4/23/2021	30,000	(13)	-		$5.23	4/23/2031

Glenn Hickman	4/17/2023	-		-		-	-			16,605	(14)	$51,476	-

1.	The market value is computed based on the closing market price of our Common Stock on December 29, 2023 of $3.10 per share.

2.

Mr. Cohen was awarded stock options which vest in four substantially equal installments at the end of each of the Company’s fiscal years beginning on December 31, 2024 and ending on December 31, 2027, provided Mr. Cohen is employed by or providing services to the Company or an affiliate on the applicable vesting date.

3.

Mr. Cohen nonqualified stock options issued in connection with Mr. Cohen’s appointment as Executive Chairman. The stock options will vest, subject to Mr. Cohen’s continued employment with the Company through each vesting date, as follows: (i) 1/3rd on the date on which the Company’s market capitalization meets or exceeds $100 million for each trading day during 2 consecutive months; (ii) 1/3rd on the date on which the Company’s market capitalization meets or exceeds $150 million for each trading day during 2 consecutive months; and (ii) 1/3rd on the date on which the Company’s market capitalization meets or exceeds $200 million for each trading day during 2 consecutive months, subject to accelerated vesting upon the occurrence of certain events.

4.

Mr. Cohen was granted restricted shares of common stock of the Company issued in connection with Mr. Cohen’s appointment as Executive Chairman. The restricted shares will be issued upon vesting and shall vest, subject to Mr. Cohen’s continued employment, (i) 1/3rd on the date on which the Company’s market capitalization meets or exceeds $100 million for each trading day during 2 consecutive months; (ii) 1/3rd on the date on which the Company’s market capitalization meets or exceeds $150 million for each trading day during 2 consecutive months; and (iii) 1/3rd on the date on which the Company’s market capitalization meets or exceeds $200 million for each trading day during 2 consecutive months.

5.

Mr. Cohen was awarded restricted shares of common stock of the Company in connection with Mr. Cohen’s service on the Board. 30% of such shares were vested as of the date of the grant, with the remainder vesting ratably in eight monthly tranches beginning November 1, 2023.

6.

Mr. Cohen was awarded restricted shares of common stock of the Company in connection with Mr. Cohen’s service on the Board. 30% of the Shares were vested as of the date of the grant, with the remainder vesting ratably in eight monthly tranches beginning August 1, 2023.

7.	Mr. Cohen was awarded stock options in connection with his previous position with the Company.

8.

Mr. Novick was granted stock options in connection with the Novick Employment Agreement. The stock options vest in three substantially equal installments at the end of each of the Company’s first through third fiscal years beginning on December 31, 2024 and ending on December 31, 2026, provided that Mr. Novick is employed by or providing services to the Company through the applicable vesting date.

9.

Mr. Mullins received nonqualified options to purchase shares of common stock. The options will vest, subject to Mr. Mullin’s continued employment with the Company through each vesting date, (x) with respect to 1/3rd of the award on the date on which the Company’s market capitalization meets or exceeds $250 million for each trading day during three consecutive months, (y) with respect to 1/3rd of the award on the date on which the Company’s market capitalization meets or exceeds $500 million for each trading day during three consecutive months, and (z) with respect to the remaining 1/3rd of the award on the date on which the Company’s market capitalization meets or exceeds $1 billion for each trading day during three consecutive months..

10.

Mr. Mullins was awarded nonqualified option to purchase shares of the Company’s common stock, which will (x) vest in substantially equal installments on each of the first through third anniversaries of the Commencement Date, subject to Mr. Mullins’ continued employment with the Company through each vesting date, (y) upon the later of (I) Mr. Mullins’ satisfaction of the Release Condition following a Qualifying Termination and (II) the consummation of a Corporate Transaction (as defined in the Equity Plan), in each case, during the Change in Control Protection Period.

11.	Mr. DeAlmeida was granted restricted stock units which shall vest in three equal annual installments beginning July 25, 2023, subject to Mr. DeAlmeida’s continued employment through each vesting date

12.

Pursuant to the terms of the Kennedy Separation Agreement, following his resignation, shares of the Company’s Common Stock were issued to Mr. Kennedy in connection with the continued vesting of certain previously issued equity-based awards, and nonqualified options to purchase shares of Common Stock were immediately vested and must be exercised, if at all, prior to the first anniversary of the Resignation Date (or, if earlier, through the original expiration date of the applicable stock option).

13.

In Connection with the Kennedy Employment Agreement, Mr. Kennedy was granted nonqualified options to purchase shares of the Company’s common stock, which will (x) vest in substantially equal installments on each of the first through third anniversaries of the Commencement Date, subject to Mr. Kennedy’s continued employment with the Company through each vesting date, (y) upon the later of (I) Mr. Kennedy’s satisfaction of the Release Condition following a Qualifying Termination and (II) the consummation of a Corporate Transaction (as defined in the Equity Plan), in each case, during the Change in Control Protection Period.

14.	A total of 30,000 RSUs were held by Mr. Hickman on the date of his appointment as Chief Operating Officer, with one-third, or 10,000 shares, vesting on July 1, 2022, and the balance vesting ratably every six months over the two-year period thereafter, subject to continued service. Mr. Hickman’s employment with the Company terminated on April 17, 2023. As a result of his termination, all unvested RSUs held by Mr. Hickman terminated.

Director Compensation Program

The following table sets forth the compensation awarded to, earned by, or paid to each person who served as a director during the fiscal year ended December 31, 2023

	Fees
	Earned	Stock	Option
	or Paid in	Awards	Awards
Name (1)	Cash ($) (2)	($) (3)	($) (4)	Total ($)
Scot Cohen	$47,875	$63,508	$-	$111,383
Wayne R. Walker	$88,000	$93,757	$-	$181,757
Michael Parris	$60,600	$93,757	$-	$154,357
Kimberly Sentovich	$40,250	$48,585	$-	$88,835
Kevin Sherman	$52,875	$138,739	$-	$191,614
Bruce Bernstein	$26,926	$26,643	$181,867	$235,436
Marc Savas	$29,426	$26,643	$181,867	$237,936
Rajiv Srinivasan	$-	$-	$29,138	$29,138
Timothy Szymanski	$-	$-	$29,138	$29,138

(1)

On June 28, 2023, Ms. Sentovich resigned from the Board. On October 12, 2023, Mr. Walker and Mr. Parris resigned from the Board. On December 31, 2023, Mr. Sherman resigned from the Board. Messrs. Srinivasan and Szymanski were appointed to the Board on October 12, 2023.

(2)

Mr. Cohen, Mr. Parries, Mr. Walker, Ms. Sentovich, Mr. Sherman, Mr. Bernstein and Mr. Savas received 38,187, 59,794, 59,794, 29,237, 70,37, 18,166 and 18,166 shares of Common Stock, respectively, for their respective services to the Board. The number of shares was calculated based on the amount due to such Board members at the end of each quarter, divided by the closing price of the stock on the applicable grant date.

(3)

As of December 31, 2023, the aggregate number of shares of Common Stock underlying outstanding options held by our directors were as follows: Mr. Bernstein 130,000 shares; Mr.Savas, 130,000 shares; Mr. Srinivasan 30,000 shares; and Mr. Szymanski, 30,000 shares.

Additional Director Compensation Information

On April 1, 2021, the Board approved a new director compensation plan payable to all non-employee independent directors (“Amended Board Plan”). As revised, under the terms of the Amended Board Plan, non-employee independent directors received $121,000 annually effective January 1, 2021, payable one-half in cash and one half in restricted stock units to be settled in shares of the Company’s Common Stock, with 30% vesting immediately, and the remaining 70% vesting in monthly installments throughout the remainder of the year following the date of grant. In addition, each independent director that chairs a standing committee of the Board will received an additional annual cash payment of $10,000, and any independent director serving as lead independent director of the Board received additional annual cash compensation of $25,000. In lieu of director compensation, the Executive Chairman, if any, was to be paid $121,000 annually, effective January 1, 2021, in addition to the grant of an option to purchase 100,000 shares of Common Stock with 30% vesting immediately and the remaining 70% vesting in equal monthly installments over the twelve months from the date of grant.

In addition to annual compensation paid to each member of the Board, each new director appointed to the Board received an initial grant of options to purchase 30,000 shares of Common Stock at an exercise price based on the closing price of the Company’s Common Stock as reported on the Nasdaq Capital Market on the date of grant, which options shall expire, if not previously exercised, ten years from the date of grant, and shall vest as follows: (i) 50% on the one-year anniversary of the date of grant, and (ii) the remaining 50% in four equal quarterly installments over the following year.

In October 2023, the Board approved a revised director compensation plan payable to all non-employee independent directors, effective October 1, 2023 (“Revised Board Plan”). As revised, under the terms of the Revised Board Plan, non-employee independent directors receive $121,000 annually, payable in restricted stock units to be settled in shares of the Company’s Common Stock, with 30% vesting immediately, and the remaining 70% vesting in monthly installments throughout the remainder of the year following the date of grant. In addition, each independent director that chairs a standing committee of the Board will receive an additional annual payment of $10,000, payable in restricted stock units to be settled in shares of the Company’s Common Stock, with 30% vesting immediately, and the remaining 70% vesting in monthly installments throughout the remainder of the year following the date of grant.

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

Stockholders authorized an increase to the shares authorized under the plan of an additional 2,100,000 shares in May 2019, an additional 1,900,000 shares in June 2020, an additional 1,500,000 shares in June 2021, and an additional 1,500,000 shares in May 2022, for a total of 9,000,000 shares authorized for issuance under the Plan as of the date of this Report. At December 31, 2023, there were 1,391,183 shares of Common Stock available for grant under the Plan.

The following table sets forth information as of December 31, 2023, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

(c) Number of securities
remaining available for
	(a) Number of securities	(b) Weighted-average	future issuance under
	to be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	4,657,635	$2.61	1,391,183
Equity compensation plans not approved by security holders	-	-	-
Total	4,657,635	$2.61	1,391,183

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of August 26, 2024 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our named executive officers and directors; and (iii) by all of our executive officers and directors as a group. Unless otherwise indicated in the following table, the address for each person named in the table is 1817 W 4th Street, Tempe, Arizona 8528.

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership (1)	Percent of Class (2)
5% Stockholders
Elwood G. Norris (3)	6,451,957	14.02%
Named Executive Officers and Directors
Scot Cohen (4)	4,780,055	10.40%
Timothy Szymanski (5)	47,616	*	%
Bruce Bernstein (6)	174,554	*	%
Marc Savas (7)	174,454	*	%
Rajiv Srinivasan (8)	47,616	*	%
Jared Novick	-	-
All directors and executive officers as a group (6 persons)	5,224,295	11.30%
*	Less than one percent.

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares set forth in the above table.

(2)	A total of 45,860,545 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of August 26, 2024.

(3)

Based on the Schedule 13D/A filed jointly with the SEC on March 9, 2021, by the Norris Family 1997 Trust (the “Norris Trust”), Elwood G. Norris and Stephanie A. Norris and certain information made available to the Company. The shares of Common Stock are directly held by the Trust and Mr. Norris. The shares of Common Stock directly held by Mr. Norris and the Norris Trust are also indirectly beneficially owned by Stephanie A. Norris, as a trustee of the Norris Trust. The amount reported herein consists of (i) 6,301,957 shares of Common Stock, and (ii) stock options to purchase 150,000 shares of Common Stock. The address of each of the parties herein is 15891 Blue Crystal Trail, Poway, CA 92064.

(4)

The amount reported herein consists of (i) 4,679,906 shares of common stock, (ii) 100,000 shares of common stock underlying stock options that were vested as of August 26, 2024, or will vest within 60 days thereafter, and (iii) 149 shares of common stock underlying RSUs that were vested as of August 26, 2024, or will vest within 60 days thereafter.

The address of Mr. Cohen is 3480 Main Highway, 2nd Floor, Miami, Florida 33133.

(5)

The amount reported herein consists of (i) 29,370 shares of common stock, (ii) 15,000 shares of common stock underlying stock options that were vested as of August 26, 2024, or will vest within 60 days thereafter and (iii) 3,246 shares of common stock underlying RSUs that were vested as of August 26, 2024, or will vest within 60 days thereafter.

(6)

The amount reported herein consists of (i) 48,706 shares of common stock, (ii)122,500 shares of common stock underlying stock options that were vested as of August 26, 2024, or will vest within 60 days thereafter, and (iii) 3,348 shares of common stock underlying RSUs that were vested as of August 26, 2024, or will vest within 60 days thereafter.

(7)

The amount reported herein consists of (i) 48,606 shares of common stock, (ii) 122,500 shares of common stock underlying stock options that were vested as of August 26, 2024, or will vest within 60 days thereafter and (iii) 3,348 shares of common stock underlying RSUs that were vested as of August 26, 2024, or will vest within 60 days thereafter.

(8)

The amount reported herein consists of (i) 29,370 shares of common stock, (ii) 15,000 shares of common stock underlying stock options that were vested as of August 26, 2024, or will vest within 60 days thereafter and (iii) 3,246 shares of common stock underlying RSUs that were vested as of August 26, 2024, or will vest within 60 days thereafter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

SEC rules require us to disclose any transaction or currently proposed transaction in which we are a participant and in which any related person has or will have a direct or indirect material interest involving an amount that exceeds the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

Series A Preferred Stock

On June 29, 2023, the Company entered into the Series A Purchase Agreement with certain investors, including Scot Cohen, the Company’s Chief Executive Officer, and V4 Global LLC (“V4”). Mr. Cohen has voting and dispositive control with respect to the securities as is deemed to be the beneficial owner of the securities held by V4. Pursuant to the Series A Purchase Agreement, the Company issued Mr. Cohen and V4 an aggregate of 3,000 shares of Series A Preferred Stock and Series A Warrants to purchase up to an aggregate of 2,068,966 shares of Common Stock for aggregate gross proceeds of $3,000,000.

Consulting Services

Commencing in October 2017, the Company began reimbursing Mr. Elwood Norris, a former officer, current 5% stockholder and consultant of the Company, $1,500 per month on a month-to-month basis for laboratory facility costs and $7,000 per month on a month-to month basis for invention consulting services, for an aggregate of $108,000 during each of the years ended December 31, 2022, and 2021.

The Company is obligated to pay royalties and development and patent costs pursuant to an exclusive Amended and Restated Intellectual Property License Agreement dated September 30, 2016, with Syzygy Licensing, LLC (“Syzygy”), a company owned and controlled by a 5% stockholder of the Company, Mr. Elwood Norris, and a former officer of the Company, Mr. James Barnes. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000,000 in royalties or until September 30, 2026, whichever occurs earlier. During the years ended December 31, 2023, and 2022 the Company incurred royalties to Syzygy of $199,718 and $270,520, respectively.

Intrensic Acquisition

On August 9, 2023, the Company entered into the Intrensic Purchase Agreement with the Sellers, including Kevin Mullins, the Company’s former Chief Executive Officer. Under the terms of the Intrensic Purchase Agreement, the Company agreed to purchase, and Sellers agreed to sell, 100% of the Membership Interests of Intrensic for the following consideration upon the Intrensic Closing: (i) $553,588 in cash, subject to adjustment based upon the outstanding indebtedness of Intrensic and Intrensic’s working capital as of the Intrensic Closing; and (ii) 1,250,000 shares of Common Stock of the Company. The Intrensic Acquisition closed on August 16, 2023, in accordance with the terms of the Intrensic Purchase Agreement.

Director Independence

See “Directors, Executive Officers and Corporate Governance - Director Independence” and “Directors, Executive Officers and Corporate Governance - Board Committees” above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm

On April 24, 2024, the Company received notice from Rosenberg Rich Baker Berman, P.A. (“RRBB P.A.”) that it had resigned as the Company’s independent registered public accounting firm, effective immediately. The Audit Committee, effective as of May 7, 2024, appointed HTL International, LLC (“HTL”) as the Company's independent registered public accounting firm for the Company's fiscal year ended December 31, 2023.

Audit and Non-Audit Fees

The Company engaged RRBB P.A. as its independent auditors from March 8, 2017, to April 24, 2024. The Company engaged HTL from May 7, 2024, to present. The following table presents fees for professional audit services rendered by RRBB P.A for audit and other services provided for the fiscal years ended December 31, 2023 and December 31, 2022.

	2023	2022
Audit Fees	$171,697	$109,200
Audit Related Fees(1)	-	3,897
Tax Fees(1)	-	-
All Other Fees(1)	-	-
Total	$171,697	$113,097

(1)	There were no audit related, other fees or tax related fees.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. No non-audit services were performed by our principal accountants during the fiscal years ended December 31, 2023 and 2022. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved 100% of the services provided by our principal accountants.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as a part of this report:

	(1)	Index to Financial Statements
		Report of Independent Registered Public Accounting Firm (PCAOB ID: 7000)	F-2
		Report of Independent Registered Public Accounting Firm (PCAOB ID: 89)	F-3
		Balance Sheets as of December 31, 2023 and 2022	F-4
		Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2023 and 2022	F-5
		Statements of Stockholders’ Equity for the Years Ended December 31, 2023 and 2022	F-6
		Statements of Cash Flows for the Years Ended December 31, 2023 and 2022	F-7
		Notes to Financial Statements	F-8

	(2)	Financial Statement Schedules
All schedules have been omitted because the information is not applicable, is not material or because the information required is included in the financial statements or the notes thereto.

	(3)	Index to Exhibits
The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

(a)(2) Consolidated Financial Statement Schedules:

Schedules not filed are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

Exhibit Number	Description

2.1

Stock Purchase Agreement, dated March 22, 2017, by and between Wrap Technologies, LLC, Petro River Oil Corp., and Megawest Energy Montana Corp (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 17, 2017).

2.2

Merger Agreement between Wrap Technologies, LLC and Megawest Energy Montana Corp., dated March 30, 2017 (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 17, 2017).

3.1

Amended and Restated Certificate of Incorporation of Wrap Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 17, 2017).

3.2

Amended and Restated Bylaws of Wrap Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2023).

3.3

Amendment No.1 to the Amended and Restated Bylaws of Wrap Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2023).

3.4

Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2023).

3.5	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2024).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 30, 2017).
4.2

Form of Investor Warrant, dated October 30, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2018).

4.3

Form of Placement Agent Warrant, dated October 30, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2018).

4.4	Form of Investor Warrant, dated June 18, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2019).
4.5

Form of Offering Agent Warrant, dated June 18, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2019.

4.6	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2020).
4.7	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2023).
4.8*	Description of Securities.
10.1

Amended and Restated Intellectual Property License Agreement, dated September 30, 2016, by and between Wrap Technologies, LLC and Syzygy Licensing LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 17, 2017).

10.2+

Wrap Technologies, Inc. 2017 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 17, 2017).

10.2.1+

Amendment No. 1 to the Wrap Technologies, Inc. 2017 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 24, 2019).

10.2.2+

Amendment No. 2 to the Wrap Technologies, Inc. 2017 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 17, 2020).

10.2.3+

Amendment No. 3 to the Wrap Technologies, Inc. 2017 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 5, 2021).

10.4+

Form of At-Will Employment, Confidential Information, Non-Compete/ Non-Solicitation, Invention Assignment, and Arbitration Agreement between the Key Employees and the Company dated December 14, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2020).

10.5

Cooperation Agreement by and between the Company and Elwood G. Norris and certain of his affiliates dated March 4, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2021).

10.6

Consulting Agreement between the Company and LWV Consulting, LLC, dated January 24, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission filed on January 26, 2022).

10.7

Consulting Agreement between the Company and LRHIRSH, LLC, dated January 24, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022).

10.8+

Employment Agreement between Wrap Technologies, Inc. and TJ Kennedy, dated April 13, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2022).

10.9+

Employment Agreement between Wrap Technologies, Inc. and Kevin Mullins, dated April 13, 2022. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2022).

10.9.1+	First Amendment to Employment Agreement, by and between Kevin Mullins and Wrap Technologies, Inc. dated January 14, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024).
10.10+

Letter Agreement by and between Wrap Technologies, Inc. and Chris DeAlmeida, executed July 20, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2022).

10.11

Professional Services and Technology Acquisition Agreement, dated November 22, 2022, by and between Wrap Technologies, Inc., Lumeto, Inc. and Spatial Industries Group, Inc (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2022).

10.12

Separation Agreement between the Company and Mr. Kennedy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2023).

10.13

Severance Agreement and Release of Claims, dated May 8, 2023, by and between Wrap Technologies, Inc. and Glenn Hickman (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2023).

10.14	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2023).
10.15

Engagement Letter, dated June 29, 2023 by and between Wrap Technologies, Inc. and Katalyst Securities LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2023).

10.16**

Membership Interest Purchase Agreement, dated August 9, 2023, by and among Wrap Technologies, Inc., Buford Ortale, and the sellers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2023).

10.17+

Employment Agreement by and between Scot Cohen and Wrap Technologies, Inc. dated October 12, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2023).

10.17.1+	First Amendment to Employment Agreement, by and between Scot Cohen and Wrap Technologies, Inc. dated January 14, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024).
10.18+

Employment Agreement, by and between the Company and Jared Novick, effective as of December 26, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2023).

10.19	Separation Agreement and Mutual Release of Claims, dated January 5, 2024, by and between Wrap Technologies, Inc. and Chris DeAlmeida (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2024).
10.20	Form of Amendment, dated August 19, 2024, by and between Wrap Technologies, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2024).
14.1

Code of Ethics of the Registrant Applicable to Directors, Officers and Employees (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2021).

21.1	Subsidiaries of Wrap Technologies, Inc (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2021).
23.1*	Consent of Independent Registered Public Accounting Firm - HTL International, LLC.
23.2*	Consent of Independent Registered Public Accounting Firm - Rosenberg Rich Baker Berman, P.A.
31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1***	Section 1350 Certification - Principal Executive Officer and Principal Financial Officer.

97.1*	Wrap Technologies, Inc. Compensation Recovery Policy

Extensible Business Reporting Language (XBRL) Exhibits*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

+ Management contract or compensatory plan or arrangement.

* Filed concurrently herewith.

**  Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Company has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Company if publicly disclosed.

*** Furnished herewith.

Item 16.   Form 10-K Summary.

None.

WRAP TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wrap Technologies Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Wrap Technologies Inc. (the “Company”) as of December 31, 2023, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation and estimation of warrants and convertible preferred stock

As discussed in Note 1, 4, 10 and 12 to the consolidated financial statements, on June 29, 2023, the Company sold for $10 million in gross proceeds via private placement: (i) warrants to acquire the Company’s Common Stock, and (ii) the Company’s Series A Convertible Preferred Stock. The warrants are classified as liabilities at their fair value using the modified Black-Scholes option pricing model whereas the preferred stock are classified as equity. We identified the evaluation and estimation of the warrants and convertible preferred stock as a critical audit matter. Evaluating the Company’s estimation of stock price volatility, dividend yield and expected life, involved auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the appropriateness of the Company’s evaluation and estimation of the warrants and the preferred stock by;

●	evaluating the design and testing the implementation of certain internal controls related to the process of accounting and estimating the value of the warrants and the preferred stock

●	reviewing the agreements pertaining to the offering transaction

●	evaluating the method and certain assumptions used

●	testing the application of the method and certain assumptions used

/s/ HTL International, LLC

We have served as the Company’s auditor since 2024.

Houston, TX

August 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Wrap Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Wrap Technologies, Inc. (the Company) as of December 31, 2022, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the one-year in the period ended December 31, 2022 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the one-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the audit of the consolidated financial statements for the year ended December 31, 2022 that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2016.

Somerset, New Jersey

March 2, 2023

Wrap Technologies, Inc.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,955	$5,330
Short-term investments	7,500	13,949
Accounts receivable and contract assets, net	3,025	2,830
Inventories, net	5,794	3,975
Prepaid expense and other current assets	953	775
Total current assets	21,227	26,859
Property and equipment, net	509	758
Operating lease right-of-use asset, net	2,256	285
Intangible assets, net	2,648	2,569
Goodwill	1,610	-
Other assets	251	100
Total assets	$28,501	$30,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,110	$1,419
Accrued liabilities	692	1,463
Customer deposits	1,002	-
Deferred revenue - short term	407	166
Operating lease liability - short term	616	108
Warrants	19,703	-
Total current liabilities	23,530	3,156

Long-term liabilities:
Deferred revenue - long term	137	167
Operating lease liability - long term	1,671	193
Total long-term liabilities	1,808	360
Total liabilities	$25,338	$3,516

Commitments and contingencies

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 43,855,503 and 41,175,993 shares issued and outstanding at December 31, 2023 and 2022, respectively	4	4
Convertible Preferred Stock - 10,000 authorized, par value $0.0001 per share; 9,898 and 0 issued and outstanding at December 31, 2023 and 2022, respectively	2,016	-
Additional paid-in capital	99,131	94,333
Accumulated deficit	(97,988)	(67,376)
Accumulated other comprehensive income	-	94
Total stockholders' equity	3,163	27,055
Total liabilities and stockholders' equity	$28,501	$30,571

See accompanying notes to consolidated financial statements.

Wrap Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenues:
Product sales	$5,337	$7,481
Other revenue	796	568
Total revenues	6,133	8,049
Cost of revenues	3,227	4,315
Gross profit	2,906	3,734

Operating expenses:
Selling, general and administrative	18,361	16,386
Research and development	3,267	5,078
Total operating expenses	21,628	21,464
Loss from operations	(18,722)	(17,730)

Other income (expense):
Interest income	375	52
Change in fair value of warranty liabilities	(11,986)	-
Other	113	61
Total other income (expense), net	(11,498)	113
Net loss	$(30,220)	$(17,617)

Less: convertible preferred stock dividends	(392)	-
Net loss attributable to common stockholders	$(30,612)	$(17,617)

Net loss per basic and diluted common share	$(0.72)	$(0.43)
Weighted average common shares used to compute net loss per basic and diluted common share	42,324,190	41,174,812

Comprehensive loss:
Net loss	$(30,612)	$(17,617)
Net unrealized gain on short-term investments	-	100
Comprehensive loss	$(30,612)	$(17,517)

Wrap Technologies, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands, except share and per share amounts)

	Common Stock		Convertible Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2022	40,851,945	$4	-	$-	$91,025	$(49,759)	$(6)	$41,264
Common shares issued upon exercise of stock options	55,500	-	-	-	83	-	-	83
Share-based compensation expense	-	-	-	-	3,225	-	-	3,225
Common shares issued upon vesting of restricted stock units	268,548	-	-	-	-	-	-	-
Net unrealized gain on short-term investments	-	-	-	-	-	-	100	100
Net loss for the period	-	-	-	-	-	(17,617)	-	(17,617)
Balance at December 31, 2022	41,175,993	$4	-	$-	$94,333	$(67,376)	$94	$27,055

Common shares issued upon exercise of stock options	123,056		-	-	$208	-	-	$208
Share-based compensation expense	-		-	-	2,400	-	-	2,400
Dividends on convertible preferred stock	173,654		-	-	232	(392)	-	(160)
Convertible preferred stock issued, net of offering costs	-		10,000	2,036	-	-	-	2,036
Common shares issued upon convertible preferred stock exercising conversion rights	76,440		(102)	(20)	20	-	-	-
Common shares issued upon vesting of restricted stock units	1,056,360		-	-	-	-	-	-
Issuance of common stock for acquisition	1,250,000		-	-	1,938	-	-	1,938
Settlement – US Treasury bills	-		-	-	-	-	(94)	(94)
Net loss for the period	-		-	-	-	(30,220)	-	(30,220)
Balance at December 31, 2023	43,855,503	$4	9,898	$2,016	$99,131	$(97,988)	$-	$3,163

See accompanying notes to consolidated financial statements.

Wrap Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(30,220)	$(17,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	823	762
Write off of intangibles	700	-
Share-based compensation	1,985	3,225
Warranty provision	116	210
Change in fair value of warrant liabilities	11,986	-
Non-cash lease expense	177	101
Provision for doubtful accounts	180	72
Write off of accounts receivable	413	-
Inventory obsolescence reserve	465	-
Changes in assets and liabilities:
Accounts receivable	(696)	957
Inventories	(2,224)	(2,410)
Prepaid expenses and other current assets	(179)	93
Accounts payable	(617)	(360)
Operating lease liability	(160)	(91)
Customer deposits	1,002	(43)
Accrued liabilities and other	(344)	611
Warranty settlement	(169)	(181)
Deferred Revenue	210	68
Changes in other non-current assets	(151)	-
Net cash used in operating activities	(16,703)	(14,603)

Cash Flows From Investing Activities:
Purchases of short-term investments	(10,000)	(30,466)
Proceeds from maturities of short-term investments	16,355	46,600
Capital expenditures for property and equipment	(230)	(256)
Investment in patents and trademarks	(393)	(173)
Purchase of intangible assets	-	(700)
Net cash paid for acquisition of Intrensic	(554)	-
Proceeds from long-term deposits	-	(92)
Net cash provided by investing activities	5,178	14,913

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	208	83
Proceeds from issuance of warrants and convertible preferred stock	10,000	-
Dividends settled in cash	(58)	-
Net cash provided by financing activities	10,150	83

Net (decrease) increase in cash and cash equivalents	(1,375)	393
Cash and cash equivalents, beginning of period	5,330	4,937
Cash and cash equivalents, end of period	$3,955	$5,330
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Change in unrealized gain on short-term investments	$(94)	$100
Right-of-use asset and liability recorded during period	$2,109	$234
Issuance of common stock for acquisition	$1,938	$-
Net assets acquired from acquisition	$2,491	$-
Dividends on convertible preferred stock	$(334)	$-
Dividends settled with common stock	$232	$-

See accompanying notes to consolidated financial statements.

Wrap Technologies, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share and share amounts)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Wrap Technologies, Inc., a Delaware corporation (the “Company”, “we”, “us”, and “our”), is a publicly traded company with its common stock, par value $0.0001 per share (“Common Stock”), listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “WRAP”. The Company is a developer and supplier of public safety products and training services for law enforcement and security personnel. The Company’s primary product is the BolaWrap® remote restraint device. The principal markets for the Company’s proprietary products and services are in North and South America, Europe, Middle East and Asia.

Principles of Consolidation

The Company has two wholly owned subsidiaries, Wrap Reality, Inc., an Arizona corporation, formed in December 2020 that sells a virtual reality (“VR”) training system primarily targeting law enforcement agencies and Intrensic, LLC, which the Company acquired in August 2023, which specializes in Body Worn Camera and Digital Evidence Management solutions. The consolidated financial statements include the accounts of these subsidiaries after elimination of intercompany transactions and accounts.

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions (e.g., share-based compensation valuation, allowance for doubtful accounts, valuation of inventory and intangible assets, warranty reserve, accrued costs, valuation allowance related to deferred tax assets and recognition and measurement of contingencies) that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

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

Concentrations of Accounts Receivable and Revenue – The Company has a limited number of domestic and international customers. The Company may experience concentrations in both accounts receivable and revenue due to the timing of sales and collections of related payments (see Note 18).

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

Short-Term Investments

The Company’s short-term investments consist of certificates of deposits and US Treasury bills with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date. As of December 31, 2023, all of the Company’s short-term investments were classified as available-for-sale and are carried at estimated fair value with any unrealized gains and losses, unrelated to credit loss factors, included in other comprehensive income in our consolidated statements of stockholders’ equity.

Share-Based Compensation

The Company follows the fair value recognition provisions issued by the FASB in ASC Topic 718, Stock Compensation (“ASC 718”) and has adopted Accounting Standards Update (“ASU”) 2018-07 for share-based transactions with non-employees. Share-based compensation expense recognized during 2023 and 2022 includes stock option and restricted stock unit compensation expense. The grant date fair value of stock options is determined using the Black-Scholes option-pricing model. The grant date is the date at which an employer and employee or non-employee reach a mutual understanding of the key terms and conditions of a share-based payment award and approved by the Company’s Board of Directors. The Black-Scholes option-pricing model requires inputs including the market price of the Company’s Common Stock on the date of grant, the term that the stock options are expected to be outstanding, the implied stock volatilities of several publicly traded peers over the expected term of stock options, risk-free interest rate and expected dividend. Each of these inputs is subjective and generally requires significant judgment to determine. The grant date fair value of restricted stock units is based upon the market price of the Company’s Common Stock on the date of the grant. We determine the amount of share-based compensation expense based on awards that we ultimately expect to vest and account for forfeitures as they occur. The fair value of share-based compensation is amortized to compensation expense over the vesting term.

Loss per Share

Basic loss per share (EPS) is computed by dividing net loss, less any dividends, accretion or decretion, redemption or induced conversion, if any, on our Series A Convertible Preferred Stock, by the weighted average number of shares outstanding during the reported period.

In computing diluted EPS, we adjust the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the Series A Convertible Preferred Stock. Such add-back would also include any adjustments to equity in the period to accrete the Series A Convertible Preferred Stock to its redemption price, or recorded upon a redemption or induced conversion, if any. We adjust the denominator used in the basic EPS computation, subject to anti-dilution requirements, to include the dilution from potential shares resulting from the issuance of the Series A Convertible Preferred Stock, restricted stock units, and stock options. Stock options and restricted stock units exercisable or issuable for a total of 5,468,223 and 6,413,731 shares of Common Stock were outstanding at December 31, 2023 and 2022, respectively. These securities are not included in the computation of diluted net loss per common share for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

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

At December 31, 2023 and 2022, the Company had an allowance for credit losses related to accounts receivable of $386 and $205, respectively. If a major customer’s creditworthiness deteriorates, or actual defaults exceed our historical experience, such estimates could change and impact our future reported financial results.

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

As of December 31, 2023 and 2022 the Company had $465 and $0 reserves, respectively for obsolescence.

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

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. In December 2023, it was determined that the intangible related to development of proprietary software by Lumeto, Inc. would not have future economic value and was written down; the Company recognized an impairment loss of $700. The Company did not recognize any impairment loss during the year ended December 31, 2022.

Warrants

The Company accounts for warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Advertising and Promotion Costs

Advertising costs are charged to expense as incurred and were $925 and $426 for the years ended December 31, 2023 and 2022, respectively. The Company also incurred product promotion costs for demonstration products delivered to prospective customers of $225 and $688 for the years ended December 31, 2023 and 2022, respectively. Advertising and promotion costs are included in selling, general and administrative expenses in the accompanying statements of operations.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenues. Shipping and handling costs invoiced to customers are included in revenue. Actual shipping and handling costs were $200 and $296 for the years ended December 31, 2023 and 2022, respectively. Actual revenues from shipping and handling were $37 and $109 for the years ended December 31, 2023 and 2022, respectively.

Warranty Reserves

The Company warrants its products and accessories to be free from defects in materials and workmanship for a period of one year from the date of purchase. The warranty is generally limited. The Company currently provides direct warranty service. International market warranties are generally similar to the US market.

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenues are recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. The warranty reserve was $72 and $125 at December 31, 2023 and 2022. Actual warranty costs could differ from estimates.

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

Income Taxes

No income tax expense was recorded for the periods ended December 31, 2023 and 2022 due to losses incurred. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.

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

2.	REVENUES AND PRODUCT COSTS

Revenues consist of product revenue and other revenue. Product sales include BolaWrap products and accessories. Other revenue includes VR revenues, service, training and shipping revenues.

The table below details the activity in our contract liabilities during the year ended December 31, 2023.

	Customer	Deferred
	Deposits	Revenue
Balance at January 1, 2023	$-	$333
Additions, net	1,002	407
Transfer to revenue	-	(196)
Balance at December 31, 2023	$1,002	$544
Current portion	$1,002	$407
Long-term portion	$-	$137

As of December 31, 2023, the Company’s deferred revenue of $544 consisted of $139 related to BolaWrap extended warranties and services, $216 related to Intrensic extended warranties and services, $171 related to VR, and $18 related to training.

As of December 31, 2022, the Company’s deferred revenue of $333 consisted of $198 related to VR, $11 related to training, and $124 related to BolaWrap extended warranties and services.

The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the recognition timing of the revenue for any such underlying performance obligations. The Company had no such assets as of December 31, 2023 and 2022. The Company will apply the practical expedient to expense any sales commissions related to performance obligations with an amortization of one year or less when incurred within selling, general and administrative expense.

3.	ASSET ACQUISITIONS

Pursuant to the Professional Services and Technology Acquisition Agreement (the “Services Agreement”), dated as of November 22, 2022, and as amended on April 2, 2023, by and among the Company, Lumeto, Inc. (“Lumeto”) and Spatial Industries Group, Inc. (collectively, “Service Provider”), the Service Provider provides to the Company certain technology, services, and perpetual licenses for use within the Company’s Wrap Reality virtual simulation training platform (the “Technology, Services, and License”), in consideration for a one-time cash payment upon the execution of the Services Agreement of $700,

The Company determined during 2023 that the intangible related to software developed by Lumeto would not have future economic benefit and the value of the intangible was written off as a loss on impairment of $700.

On August 9, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Intrensic Purchase Agreement”) by and among the Company, certain members of Intrensic, including Kevin Mullins, the Company’s former Chief Executive Officer (collectively, “Sellers”) and Buford Ortale, as the Seller’s representative. Under the terms of the Intrensic Purchase Agreement, the Company agreed to purchase, and Sellers agreed to sell, 100% of the membership interests (the “Membership Interests”) of Intrensic for the following consideration upon the consummation of the sale of the Membership Interests (the “Intrensic Closing”): (i) $553,588 in cash, subject to adjustment based upon the outstanding indebtedness of Intrensic and Intrensic’s working capital as of the Intrensic Closing; and (ii) 1,250,000 shares of Common Stock of the Company the “Intrensic Acquisition”). The Intrensic Acquisition closed on August 16, 2023, in accordance with the terms of the Purchase Agreement.

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

The Company’s short-term investments consisting of US Treasury bill securities and Certificate of Deposits are classified as Level 1 because they are valued using quoted market prices.

The following table shows the Company’s short-term investments by significant investment category as of December 31, 2023 and 2022.

	As of December 31, 2023
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$1,793	$-	$-	$1,793
Certificate of Deposits	7,500	-	-	7,500
Total Financial Assets	$9,293	$-	$-	$9,293

	As of December 31, 2022
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$3,004	$-	$-	$3,004
U.S. Treasury securities in short-term investments	9,849	100	-	9,949
Certificate of Deposits	4,000	-	-	4,000
Total Financial Assets	$16,853	$100	$-	$16,953

Unrealized gains or losses resulting from our short-term investments are recorded in accumulated other comprehensive gain or loss as they are classified as available for sale. During the year ended December 31, 2023 and 2022, $0 and $100 was recorded to accumulated other comprehensive loss and gain, respectively.

Warrant liabilities are measured at fair value on a recurring basis. The subsequent measurement of the warrant liabilities as of December 31, 2023, is classified as Level 3 due to the use of an observable market quote in a non-active market and the management’s assumption of the expected stock price volatility.

The following table presents the fair value in the beginning of the period, the changes in the fair value, and the fair value at the end of the period of warrant liabilities:

Level 3:	December 31, 2023
Fair value at inception or the beginning of the period	$(7,717)
Change in fair value of warrant liabilities	(11,986)
Fair value as of December 31, 2023	$(19,703)

The Company uses the modified Black-Scholes option pricing model to determine the fair value of warrant liabilities. The following table summarizes the assumptions used to compute the fair value of Warrants:

As of December 31, 2023
Expected stock price volatility	143%
Risk-free interest rate	3.85%
Dividends yield	0%
Expected life of warrants (years)	4.50
Exercise price	$1.45

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

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. Inventories consisted of the following:

	December 31,
	2023	2022
Finished goods	$3,521	$2,293
Raw materials	2,738	1,682
Reserve for Obsolescence	(465)	-
Inventories – net	$5,794	$3,975

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2023	2022
Production and lab equipment	$542	$513
Tooling	562	448
Computer equipment	615	531
Furniture, fixtures and improvements	196	181
	1,915	1,673
Accumulated depreciation	(1,406)	(915)
Property and equipment, net	$509	$758

Depreciation expense was $479 and $475 for the years ended December 31, 2023 and 2022, respectively.

7.	INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consisted of the following:

	December 31,
	2023	2022
Amortizable intangible assets:
Patents	$873	$575
Trademarks	248	150
Purchased software and technology	1,752	1,962
Customer Relationship	160	-
	3,033	2,687
Accumulated amortization	(806)	(462)
Total amortizable	2,227	2,225
Indefinite life assets (non-amortizable)	421	344
Total intangible assets, net	$2,648	$2,569

Amortization expenses were $345 and $287 for the years ended December 31, 2023 and 2022, respectively.

The purchase of Intrensic in August 2023 resulted in several intangible assets recognized on the balance sheet including $80 in trademarks, $490 in purchased technology and $160 in customer relationships.

The Company determined in December 2023 that the intangible related to software developed by Lumeto would not have future economic benefit and the value of the intangible was written down, incurring a loss on impairment of $700.

At December 31, 2023, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following:

2024	$427
2025	422
2026	335
2027	185
2028	185
Thereafter	673
Total estimated amortization expense	$2,227

Goodwill

The table below summarizes the changes in the carrying amount of goodwill:

Balance at January 1, 2023	$-
Acquired goodwill	1,610
Balance at December 31, 2023	$1,610

Goodwill acquired in 2023 relates to the purchase of Intrensic in August 2023.

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

We are obligated to pay royalties pursuant to an exclusive Amended and Restated Intellectual Property License Agreement (the “License Agreement”), dated as of September 30, 2016, with Syzygy Licensing, LLC (“Syzygy”), a private technology invention, consulting and licensing company owned and controlled by Elwood G. Norris, a founder and former officer and current 5% stockholder of the Company, and James A. Barnes, a former officer and stockholder of the Company (see Note 16).

Accounts payable includes $14 and $127 due to Syzygy pursuant to the License Agreement as of December 31, 2023 and 2022, respectively.

Accrued liabilities consist of the following:

	December 31,
	2023	2022
Patent and legal costs	$21	$135
Accrued compensation	325	1,100
Warranty costs	72	125
Taxes and other	274	103
	$692	$1,463

Accrued compensation includes $0 and $1,022 in employee bonuses and commissions payable at December 31, 2023 and 2022, respectively.

Changes in our estimated product warranty costs were as follows:

	Year Ended December 31,
	2023	2022
Balance, beginning of period	$125	$96
Warranty settlements	(169)	(181)
Warranty provision	116	210
Balance, end of period	$72	$125

9.	LEASES

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

For leases beginning on or after January 1, 2019, lease components are accounted for separately from non-lease components for all asset classes. On January 21, 2023, the Company’s lease was amended to extend the expiration date to July 31, 2025. Upon execution of the amendment, which was deemed a lease modification, the Company reassessed the lease liability using the discount rate determined at the modification date and recorded an additional ROU asset for the same amount. The Company’s lease contains renewal provisions and escalating rental clauses and generally requires the Company to pay utilities, insurance, taxes and other operating expenses. The renewal provisions of the existing lease agreement were not included in the determination of the operating lease liabilities and the ROU assets. The Company also reassessed the lease classification and concluded that the lease continues to be an operating lease.

Amortization of ROU operating lease assets was $138 and $101 for the years ended December 31, 2023 and 2022, respectively.

Operating lease expense for capitalized operating leases included in operating activities was $177 and $118 for the years ended December 31, 2023 and 2022, respectively. Operating lease obligations recorded on the balance sheet at December 31, 2023 are:

Operating lease liability- short term	$616
Operating lease liability - long term	1,671
Total Operating Lease Liability	$2,287

Future lease payments included in the measurement of lease liabilities on the balance sheet at December 31, 2023 for future periods are as follows

2024	$443
2025	567
2026	507
2027	522
2028	538
Thereafter	1,271
Total future minimum lease payments	3,848
Less imputed interest	(1,561)
Total	$2,287

The weighted average remaining lease term is 6.77 years, and the weighted average discount rate is 14.2%.

Certain leases contain provisions for payment of real estate taxes, insurance and maintenance costs by the Company. These expenses are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. The Company had $8 and $39 variable lease expenses during the year December 31, 2023 or 2022.

The Company had $92 and $11 short-term lease expense during the year December 31, 2023, or 2022. The Company does not have any finance leases.

10. WARRANTS

On June 29, 2023, the Company entered into a Securities Purchase Agreement (the “Series A Purchase Agreement”) with certain directors of the Company and certain accredited and institutional investors (collectively, the “Series A Investors”), pursuant to which it agreed to sell to the Series A Investors in a registered direct offering (the “Series A Offering”) (i) an aggregate of 10,000 shares of the Company’s newly-designated Series A Convertible Preferred Stock, with par value $0.0001 per share and a stated value of $1,000 per share (the “Series A Preferred Stock”), initially convertible into up to 6,896,553 shares of the Company’s common stock, at an initial conversion price of $1.45 per share (the “Conversion Price”), and (ii) warrants to acquire up to an aggregate of 6,896,553 shares of Common Stock (the “Series A Warrants”).

Each Series A Warrant has an exercise price of $1.45, became exercisable after the date that was six months from the date of issuance and will expire 5 years following the date of issuance. The exercise price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price (subject to certain exceptions). The closing of the Offering occurred on July 3, 2023. The aggregate gross proceeds from the Offering were $10,000, of which $7,717 was allocated to the Warrants. The Company expects to use the net proceeds from the Offering for general corporate purposes.

11.	DEBT

The Company’s debt at December 31, 2023 and 2022 included operating lease liabilities (see Note 9).

12.	STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 150,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”), of which 10,000 are designated as Series A Preferred Stock.

On July 3, 2023, the Company filed the Certificate of Designations with the State of Delaware, designating 10,000 shares of its Preferred Stock as Series A Convertible Preferred Stock. The terms of the Series A Preferred Stock are as set forth in the form of Certificate of Designations of the Series A Preferred Stock (the “Certificate of Designations”). The Series A Preferred Stock is convertible into shares of common stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $1.45. The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion Price (subject to certain exceptions).

The holders of the Series A Preferred Stock are entitled to dividends of 8% per annum, compounded monthly, which are payable in cash or shares of Common Stock, or a combination thereof, at the Company’s option in accordance with the terms of the Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series A Preferred Stock will accrue dividends at the rate of 20% per annum. If the Company elects to pay any dividends in shares of Common Stock, the Conversion Price used to calculate the number of shares issuable will equal to the lower of (i) the then applicable Conversion Price and (ii) 85% of the arithmetic average of the three (3) lowest closing prices of the Common Stock during the twenty (20) consecutive trading day period ending on the trading day immediately preceding the dividend payment date, provided that such price shall not be lower than the lower of (x) $0.2828 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events ) and (y) 20% of the “Minimum Price” (as defined in Nasdaq Stock Market Rule 5635) on the date of the Stockholder Approval (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market.

The holders of the Series A Preferred Stock have no voting rights, other than with respect to certain matters affecting the rights of the Series A Preferred Stock.

The Company may require holders to convert their shares of Series A Preferred Stock into shares of Common Stock if the closing price of the Company’s Common Stock exceeds $8.00 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock exceeds $2,000,000 per day during the same period, provided that certain equity conditions described in the Certificate of Designations are satisfied.

At any time beginning 18 months from the date of the issuance, provided that provided that that the Company has filed all reports required to be filed by it pursuant to the Exchange Act on a timely basis for a continuous period of one year and provided further that certain equity conditions described in the Certificate of Designations are satisfied, the Company has the right to redeem in cash all or some of the shares of the Series A Preferred Stock outstanding at such time at a redemption price equal to the product of (x) 125% multiplied by (y) the sum of (A) the stated value of the Series A Preferred Stock plus (B) all declared and unpaid Dividends on such Preferred Stock and any other unpaid amounts then due and payable hereunder with respect to such Series A Preferred Stock, plus (C) the make-whole amount, plus (D) any accrued and unpaid late charges with respect to such stated value and amounts payable pursuant to clause (B) as of such date of determination.

On August 19, 2024, the Company entered into an Amendment Agreement (the “Series A Amendment”) with the Required Holders (as defined in the Certificate of Designations). Pursuant to the Series A Amendment, the Required Holders agreed that (A) the unpaid and accrued dividends on the Series A Preferred Stock due July 1, 2024 (the “July Delinquent Dividend Amount”), shall be payable, at the option of the Company, in (i) cash and/or (ii) shares of Common Stock, at a price per share of Common Stock equal to the lower of (x) $1.00 and (y) the Dividend Conversion Price (as defined in the Certificate of Designations), using July 1, 2024, as the applicable date of determination in accordance with the Certificate of Designations; (B) the dividends due on October 1, 2024 (the “October Dividend Amount” and, together with the July Delinquent Dividend Amount, the “Delinquent Dividend Amounts”), shall be payable in shares of Common Stock based on a per share price of Common Stock equal to 80% of the arithmetic average of the three (3) lowest closing sale prices of the Common Stock during the month of September 2024; and (C) such Delinquent Dividend Amounts and any Dividend Balance Shares (as defined in the Certificate of Designations), with respect thereto, if applicable, shall be delivered on October 1, 2024. The Company and the Required Holders further agreed pursuant to the Agreement to amend (i) the Certificate of Designations, as described below, by filing a Certificate of Amendment to the Certificate of Designations (the “Certificate of Amendment”) and (ii) the Series A Purchase Agreement to amend the definition of “Excluded Securities.”

The Certificate of Amendment amends the Certificate of Designations to, among other things, (A) allow for the payment of dividends in the form of Common Stock to a holder of the Series A Preferred Stock who serves as a director, officer or employee of the Company; provided that such issuance is approved by the Company’s stockholders prior to such issuance, and (B) amend certain conditions required for (i) a mandatory conversion of the Series A Preferred Stock, and (ii) the Company’s right to redeem, all or a portion, of the Series A Preferred Stock outstanding pursuant to an optional redemption, in each case, pursuant to the terms of the Certificate of Designations. The Certificate of Amendment was filed with the Secretary of State of the State of Delaware on August 23, 2024.

$2,036 of the net proceeds less transaction cost of the Series A Purchase Agreement was allocated to the Series A Preferred Stock. For the year ended December 31, 2023, authorized and declared dividends totaling $392 of which $58 was paid in cash $232 was paid in shares of the Company’s Common Stock and the balance of $102 was accrued in payables as of December 31, 2023. As of December 31, 2023, 102 Shares of Series A Preferred Stock were converted into approximately 77 thousand shares of Common Stock.

The Company’s failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2023, its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, each constituted a Triggering Event (the “Filing Triggering Events”) and equity conditions failures pursuant to the terms of the Certificate of Designations. As a result, the dividend rate of the Series A Preferred Stock was automatically increased to 20% per annum beginning on April 16, 2024, or the filing deadline of the Form 10-K for the year ended December 31, 2023, and shall continue until such date as the Filing Triggering Event is cured. As of the date of this Annual Report on Form 10-K for the year ended December 31, 2023, the Filing Triggering Event has not been cured.

13.	SHARE-BASED COMPENSATION

On March 31, 2017, the Company adopted, and the stockholders approved, the 2017 Stock Incentive Plan (the “Plan”) authorizing 2,000,000 shares of Common Stock for issuance as awards to employees, directors or consultants. In May 2019, the stockholders authorized an increase in the Plan authorizing an additional 2,100,000 shares of Common Stock, in June 2020 authorized an additional 1,900,000 shares of Common Stock, in June 2021 authorized an additional 1,500,000 shares of Common Stock and in June 2022 authorized an additional 1,500,000 shares of Common Stock, for a total of 9,000,000 shares subject to the Plan. At December 31, 2023, there were 1,391,183 shares of Common Stock remaining available for grant under the Plan.

The Company generally recognizes share-based compensation expense on the grant date and over the period of vesting or period that services will be provided. In April 2023, the Company recognized severance acceleration of $112 of share-based compensation expense resulting from the resignation of the Company’s former Chief Executive Officer and Chief Operating Officer due to a reduction in force that resulted in changes in the composition of the executives of the Company.

The following table summarizes stock option activity for the year ended December 31, 2023:

		Weighted Average
	Options on		Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding January 1, 2023	5,491,399	$3.72	5.96	$92
Granted	2,592,309	$1.68
Exercised	(123,056)	$1.69
Forfeited, cancelled, expired	(3,303,017)	$3.80
Outstanding December 31, 2023	4,657,635	$2.52	8.75	$3,979
Exercisable December 31, 2023	1,160,580	$4.02	7.86	$274

At December 31, 2023, there were 2,675,071 service-based stock options outstanding, and 1,982,564 performance-based stock options outstanding, of which 692,398 performance-based stock options were granted in April 2022 to the Company’s previous Chief Executive Officer and 1,290,166 were granted in October 2023 to the Company's current Chief Executive Officer subject to future market capitalization targets.

The Company uses the Black-Scholes option pricing model to determine the fair value of service-based options granted. The following table summarizes the assumptions used to compute the fair value of options granted to employees and non-employees:

	For the Year Ended
	December 31,
	2023	2022
Expected stock price volatility	76%	49%
Risk-free interest rate	4.21%	2.47%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%
Expected life of options – years	6.00	5.96
Weighted-average fair value of options granted	$1.33	$0.88

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

The Company used the Monte Carlo Simulation Model to value at the grant date the aggregate of 1,290,166 market condition performance options granted in October 2023 to the Company’s Chief Executive Officer. The assumptions used in the Monte Carlo Simulation were stock price on date of grant of $1.40, contract term of 10 years, expected volatility of 76% and risk-free interest rate of 4.65%. Vesting is based on sustained market capitalization of $100 million, $150 million and $200 million and expected to be exercised at the midpoint of the vesting period resulted in implied service periods ranging from approximately 1 to 3 years.

Stock option expense was $967 and $1,770 for the years ended December 31, 2023 and 2022, respectively.

The following table summarizes information about stock options outstanding at December 31, 2023:

				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life (Years)	Price	Exercisable	Price
1.00	–	2.00	2,084,503	9.59	$1.44	75,527	$1.79
2.01	–	3.00	1,675,699	8.00	$2.76	487,967	$2.69
3.01	–	4.00	250,000	10.00	$3.10	-	$-
4.01	–	25.00	647,433	5.57	$5.39	597,086	$5.39

Restricted Stock Units

The Plan provides for the grant of restricted stock units (“RSUs”). RSUs are settled in shares of the Company’s Common Stock as the RSUs become vested. The following table summarizes RSU activity for the years ended December 31, 2023 and 2022:

		Weighted Average	Weighted Average
	Service-Based	Grant Date	Vesting
	RSU's	Fair Value	Period (Years)
Unvested at January 1, 2022	269,303	$6.47	2.0
Granted - service based	988,850	$2.49
Vested	(268,548)	$4.13
Forfeited and cancelled	(67,273)	$6.45
Unvested at December 31, 2022	922,332	$2.88	2.11
Granted - service based	1,289,784	$1.41
Vested	(1,056,360)	$1.83
Forfeited and cancelled	(345,168)	$2.70
Unvested at December 31, 2023	810,588	$1.73	2.52

482,143 of the 1,289,784 RSUs granted included in the table above were granted in October 2023 are performance based RSUs, subject to vesting terms based on future market capitalization.

RSU expense was $1,018 and $1,455 for the years ended December 31, 2023 and 2022, respectively.

Share-Based Compensation Expense

The Company recorded share-based compensation in its statements of operations for the relevant periods for options and RSUs as follows:

	For the Year Ended
	December 31,
	2023	2022
Selling, general and administrative	$1,696	$2,684
Research and development	289	541
Total share-based expense	$1,985	$3,225

As of December 31, 2023, total estimated compensation cost of stock options granted and outstanding but not yet vested was $3,103 which is expected to be recognized over the weighted average period of 2.65 years.

As of December 31, 2023, total estimated compensation cost of RSUs granted and outstanding but not yet vested was $1,144 which is expected to be recognized over the weighted average period of 1.81 years.

14.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution savings plan for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. This plan was formed on January 1, 2022. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company’s contributions for the years ended December 31, 2023 and 2022, was $0 and $0, respectively.

15.	COMMITMENTS AND CONTINGENCIES

Facility Lease

In November 2023, the Company commenced a lease in an office building located at 3480 Main Highway, Coconut Grove, Florida. The lease of 4,487 square feet for an initial term of 94 months, including 5 months of rent abatement in the first two years of the lease. The aggregate monthly payments will restart in 2024 for $40 per month, increasing 3% each year through the lease term, plus other certain costs and charges as specified in the lease agreement.

Our executive offices, sales, training, assembly, and warehouse facilities are located at 1817 West 4th Street, Tempe, Arizona. The lease of 11,256 square feet commenced in June 2019 and was for an initial lease term through July 2022. In January 2022 we renewed this lease for three years with aggregate monthly payments of $10 commencing August 2022, increasing 4% annually through the term ending July 31, 2025.

Related Party Technology License Agreement

The Company is obligated to pay royalties and development and patent costs pursuant to an exclusive Amended and Restated Intellectual Property License Agreement dated as of September 30, 2016, with Syzygy, a company owned and controlled by stockholder/consultant Mr. Elwood Norris and stockholder/consultant Mr. James Barnes. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000 in royalties or until September 30, 2026, whichever occurs earlier. The Company recorded $199 and $274 for royalties incurred during the years ended December 31, 2023 and 2022, respectively. Maximum payout still available under this arrangement is $81.

Purchase Commitments

At December 31, 2023 the Company was committed for approximately $662 for future component deliveries that are generally subject to modification or rescheduling in the normal course of business

Indemnifications and Guarantees

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

Litigation

The Company is subject to litigation and other claims in the ordinary course of business. The Company records a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. At December 31, 2023, we had no provision for liability under existing litigation.

16.	RELATED PARTY TRANSACTIONS

Series A Preferred Stock

On June 29, 2023, the Company entered into the Series A Purchase Agreement with certain investors, including Scot Cohen, the Company’s Chief Executive Officer, and V4 Global LLC (“V4”). Mr. Cohen has voting and dispositive control with respect to the securities as is deemed to be the beneficial owner of the securities held by V4. Pursuant to the Series A Purchase Agreement, the Company issued Mr. Cohen and V4 an aggregate of 3,000 shares of Series A Preferred Stock and Series A Warrants to purchase up to an aggregate of 2,068,966 shares of Common Stock for aggregate gross proceeds of $3,000.

Consulting Services

Commencing in October 2017, the Company began reimbursing Mr. Elwood Norris, a former officer, current 5% stockholder and consultant of the Company, $1.5 per month on a month-to-month basis for laboratory facility costs and $7.5 per month on a month-to month basis for invention consulting services, for an aggregate of $108 during each of the years ended December 31, 2023, and 2022.

The Company is obligated to pay royalties and development and patent costs pursuant to an exclusive Amended and Restated Intellectual Property License Agreement dated September 30, 2016, with Syzygy Licensing, LLC (“Syzygy”), a company owned and controlled by a 5% stockholder of the Company, Mr. Elwood Norris, and a former officer of the Company, Mr. James Barnes. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000 in royalties or until September 30, 2026, whichever occurs earlier. During the years ended December 31, 2023, and 2022 the Company incurred royalties to Syzygy of $199 and $274, respectively.

Intrensic Acquisition

On August 9, 2023, the Company entered into the Intrensic Purchase Agreement with the Sellers, including Kevin Mullins, the Company’s former Chief Executive Officer. Under the terms of the Intrensic Purchase Agreement, the Company agreed to purchase, and Sellers agreed to sell, 100% of the Membership Interests of Intrensic for the following consideration upon the Intrensic Closing: (i) $554 in cash, subject to adjustment based upon the outstanding indebtedness of Intrensic and Intrensic’s working capital as of the Intrensic Closing; and (ii) 1,250,000 shares of Common Stock of the Company. The Intrensic Acquisition closed on August 16, 2023, in accordance with the terms of the Intrensic Purchase Agreement.

See Notes 8 and 15 for additional information on related party transactions and obligations.

17.	INCOME TAXES

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

The provision/(benefit) for Income Taxes for the years ended December 31, 2023 and 2022, consists of the following:

	Year Ended December 31,
	2023	2022

Current Tax Expense/(Benefit)
Deferred Tax Expense/(Benefit)	$(4,333)	$3,756
Change in Valuation Allowance	4,333	(3,756)
Income Tax Provision/(Benefit)	$-	$-

The Company’s effective income tax rate is different from the federal statutory tax rate in 2023 predominantly due to the valuation allowance, permanent differences, and state taxes. A reconciliation of the statutory U.S. Federal Tax Rate to the Company's Effective Tax Rate is as follows:

	Year Ended December 31,
	2023	2022

U.S. Statutory Federal Income Tax Rate	$(6,355)	$3,700
State Income Taxes, net of Federal Income tax Benefit	(421)	345
Permanent differences and other	2,433	(289)
Valuation Allowance	4,333	(3,756)
Income Tax Provision/(Benefit)	$-	$-

Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. The combined temporary differences and carryforwards of each tax paying component of the Company that give rise to a significant portion of the deferred income tax benefits and liabilities are as follows as of December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022

Deferred income tax assets:
Net operating loss carryforwards	$17,002	$14,898
Sec. 174 capitalization	1,494	-
Research and development credits	81	65
Stock Based Compensation	1,447	1,216
Accruals and Other	995	324
Total deferred tax assets (gross)	21,018	16,503
Less valuation allowance	(20,302)	(15,969)
Net deferred tax assets	716	534

Deferred income tax liabilities:	-	-
Depreciation and other	(716)	(534)
Net deferred tax liabilities	$(716)	$(534)
Net deferred income taxes	$-	$-

As of December 31, 2023, the Company had available federal net operating loss carryforwards of approximately $703 which begin to expire in 2037, and approximately $78.8 million which will never expire. The Company has available state net operating loss carryforwards of approximately $30.8 million as of December 31, 2023, which begin to expire in 2037. As of December 31, 2023, the Company has federal research and development tax credits of approximately $81.

The Company has provided a valuation allowance against the Company’s deferred tax assets, since, in the opinion of management, based upon the earnings history of the Company, it is not more likely than not that the benefits will be realized. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely that not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company has no material uncertain tax positions that qualify for either recognition or disclosure in consolidated financial statements.

It is the Company's policy to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2023 and 2022, the Company has accrued no interest and no penalties related to uncertain tax positions. The Company does not have any federal, or state and local income tax returns currently under examination.

18.	MAJOR CUSTOMERS AND RELATED INFORMATION

Major Customers

For the year ended December 31, 2023, revenues from one distributor accounted for approximately 37% of revenues with no other single customer accounting for more than 10% of total revenues. Accounts receivable from one distributor accounted for 67% of net accounts receivable at December 31, 2023.

For the year ended December 31, 2022, revenues from two distributors accounted for approximately 36% and 25% of revenues with no other single customer accounting for more than 10% of total revenues. Accounts receivable from one distributor accounted for 70% of net accounts receivable at December 31, 2022.

The following table summarizes revenue by geographic region. Revenue is attributed to countries based on customer’s delivery location.

	For the Year
	Ended December 31,
	2023	2022
Americas	$3,773	$5,315
Europe, Middle East and Africa	2,302	2,487
Asia Pacific	58	247
Total revenues	$6,133	$8,049

See Note 1 – Concentrations of Risks for information on reliance on suppliers.

19.	BUSINESS COMBINATION

On August 8, 2023, the Company entered into the Intrensic Purchase Agreement with the Sellers.  The Intrensic Closing occurred on August 16, 2023.  Under the terms of the Intrensic Purchase Agreement, the Company agreed to purchase, and Sellers agreed to sell, the Membership Interests for the following consideration at the Intrensic Closing: (i) $554 in cash, subject to adjustment based upon the outstanding indebtedness of Intrensic and Intrensic’s working capital as of the Intrensic Closing; and (ii) 1,250,000 shares of Common Stock of the Company valued at approximately $1,938.

The Company assessed the historical financial information of Intrensic to determine if it would materially impact the Company’s historical financial statements for the purposes of disclosing proforma financial information. The Company determined that in the current or prior reporting periods the acquired business contributed immaterially to the Company’s financial statements. Therefore, a pro forma disclosure of the Company as if the business combination had occurred is not warranted under ASC 805.

The table below sets forth the allocation of the fair value of Intrensic’s net assets acquired and the corresponding line item in the Company’s consolidated balance sheet at the date of acquisition. Intangible assets were valued using established valuation techniques, as follows: Technology and trade names and trademarks were valued using the relief-from-royalty method, whereby the benefit of ownership of the intellectual property is valued as the relief from the royalty expense that would otherwise be incurred.

Customer relationships were valued using the multi-period excess earnings method under the income approach.

Cash and cash equivalents	$3
Accounts receivable	91
Inventory	61

Technology (included in Intangibles)	490
Customer relationships (included in Intangibles)	160
Trademarks and trade names (included in Intangibles)	80
Goodwill	1,610
Total assets	$2,495

Liabilities	3
Equity	2,492
Total liabilities and equity	$2,495

Purchase Price:
Cash	554
Equity	1,938
Liabilities assumed	3
Total	$2,495

Legal fees incurred in connection with the transaction totaled approximately $38 and have been expensed as incurred.

20.	SUBSEQUENT EVENTS

On January 5, 2024, Chris DeAlmeida’s employment as Chief Financial Officer of the Company was terminated without cause, effective immediately, pursuant to a Separation Agreement and Mutual Release of Claims. The termination of Mr. DeAlmeida’s employment was not the result of any disagreement regarding any matter relating to the Company’s operations, policies, or practices.

On January 14, 2024, the Board of Directors appointed Scot Cohen the position of Executive Chairman and Chief Executive Officer. In connection therewith, the Company and Mr. Cohen entered into an amendment, dated January 14, 2024, to Mr. Cohen’s Employment Agreement, dated October 12, 2023, to among other things, reflect Mr. Cohen’s new title.

In connection with Mr. Cohen’s appointment as Chief Executive Officer, on January 14, 2024, the Board of Directors approved an amendment to the Non-Statutory Stock Option Agreement, dated as of October 12, 2023, between the Company and Mr. Cohen, providing that the stock options issued thereunder shall vest in four annual installments, provided that Mr. Cohen is still employed by the Company or an affiliate of the Company on the applicable vesting date. The other terms of the stock options remain unchanged. In addition, on January 18, 2024, the Board granted Mr. Cohen an award of 632,911 restricted shares of Common Stock of the Company under the Company’s 2017 Equity Compensation Plan, vesting upon the achievement of certain performance goals.

On January 14, 2024, the Board of Directors appointed Kevin Mullins to the position of President. In connection therewith, the Company and Mr. Mullins entered into an amendment, dated January 14, 2024, to Mr. Mullins’s Employment Agreement, dated April 13, 2022 to, among other things, reflect Mr. Mullin’s new title.

On April 5, 2024, the Board of Directors appointed Mr. Cohen to the position of Interim Principal Financial Officer and Principal Accounting Officer.

On April 24, 2024, the Company received notice from Rosenberg Rich Baker Berman, P.A. (“RRBB P.A.”) that it had resigned as the Company’s independent registered public accounting firm, effective immediately. The reports of RRBB P.A. on the Company’s financial statements for the fiscal years ended December 31, 2022 and December 31, 2021, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended December 31, 2022, and December 31, 2021, and the subsequent interim period through April 24, 2024, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S K) with RRBB P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RRBB P.A., would have caused RRBB P.A. to make reference to the subject matter of the disagreements in connection with its reports on the Company’s financial statements for such years. Also during this time, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S K.

On May 7, 2024, Kevin Mullins notified the Company of his intention to resign from his position as President of the Company, effective May 23, 2024. Mr. Mullins’ resignation was not the result of any disagreement regarding any matter relating to the Company’s operations, policies, or practices.

On May 7, 2024, the Audit Committee of the Board of Directors engaged HTL International, LLC (“HTL”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2023, effective May 7, 2024. During the fiscal years ended December 31, 2023, 2022 and 2021, and the subsequent interim period from January 1, 2024 through May 7, 2024, neither the Company nor anyone on its behalf has consulted with HTL regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and neither a written report nor oral advice was provided to the Company that HTL concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event” as defined in Item 304(a)(1)(v) of Regulation S-K.

On May 28, 2024, Kevin Mullins, tendered his resignation from his role as director of the Company, effective as of May 28, 2024. Mr. Mullins’s resignation from the Board of Directors was not in connection with any disagreement between Mr. Mullins and the Company, its management, the Board of Directors or any committee of the Board of Directors on any matter relating to the Company’s operations, policies or practices, or any other matter.

Nasdaq Deficiency Notice

On April 18, 2024, the Company received a notice (the “Initial Notice”) from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that as it has not yet filed its Annual Report on Form 10-K (the “2023 Form 10 K”) for the year ended December 31, 2023, the Company is not in compliance with Listing Rule 5250(c)(1) (the “Listing Rule”) for continued listing on Nasdaq. Additionally, on May 17, 2024, the Company received a notice (the “May Notice") from Nasdaq notifying the Company that as it has not yet filed its Quarterly Report on Form 10-Q (the “Q1 Form 10 Q”) for the three months ended March 31, 2024, that the Company is not in compliance with the Listing Rule.

On August 16, 2024, the Company received a notice (the “August Notice," and collectively with the Initial Notice and the May Notice, the “Notices”) from Nasdaq notifying the Company that as it has not yet filed its Quarterly Report on Form 10-Q (the “Q2 Form 10 Q,” and collectively with the 2023 Form 10-K and Q1 Form 10-Q, the “Delinquent Filings”) for the six months ended June 30, 2024, that the Company is not in compliance with the Listing Rule for continued listing on Nasdaq

The Company previously submitted a plan to Nasdaq to regain compliance with respect to the delinquent 2023 Form 10-K and Q1 Form 10-Q (the “Plan”), and Nasdaq granted an exception until August 30, 2024, to file the delinquent 2023 Form 10-K and Q1 Form 10-Q. Pursuant to the August Notice, the Company is required to submit an update to the Plan to Nasdaq no later than September 3, 2024, to regain compliance with respect to the filing requirements. Nasdaq may grant the Company an additional exception of up to a maximum of 180 calendar days from the filing due date of the 2023 Form 10-K to file all Delinquent Filings, or until October 14, 2024, to regain compliance.

The Notices do not have an immediate effect on the listing of the Company’s common stock. The Company is currently evaluating its options for regaining compliance. There can be no assurance that the Company will regain compliance with the Nasdaq’s rules or maintain compliance with any of the other Nasdaq continued listing requirements.

Series A Preferred Stock Amendment

On August 19, 2024, the Company entered into an Amendment Agreement (the “Series A Amendment”) with the Required Holders (as defined in the Certificate of Designations). Pursuant to the Series A Amendment, the Required Holders agreed that (A) the unpaid and accrued dividends on the Series A Preferred Stock due July 1, 2024 (the “July Delinquent Dividend Amount”), shall be payable, at the option of the Company, in (i) cash and/or (ii) shares of Common Stock, at a price per share of Common Stock equal to the lower of (x) $1.00 and (y) the Dividend Conversion Price (as defined in the Certificate of Designations), using July 1, 2024, as the applicable date of determination in accordance with the Certificate of Designations; (B) the dividends due on October 1, 2024 (the “October Dividend Amount” and, together with the July Delinquent Dividend Amount, the “Delinquent Dividend Amounts”), shall be payable in shares of Common Stock based on a per share price of Common Stock equal to 80% of the arithmetic average of the three (3) lowest closing sale prices of the Common Stock during the month of September 2024; and (C) such Delinquent Dividend Amounts and any Dividend Balance Shares (as defined in the Certificate of Designations), with respect thereto, if applicable, shall be delivered on October 1, 2024. The Company and the Required Holders further agreed pursuant to the Agreement to amend (i) the Certificate of Designations, as described below, by filing a Certificate of Amendment to the Certificate of Designations (the “Certificate of Amendment”) and (ii) the Series A Purchase Agreement to amend the definition of “Excluded Securities.”

The Certificate of Amendment amends the Certificate of Designations to, among other things, (A) allow for the payment of dividends in the form of Common Stock to a holder of the Series A Preferred Stock who serves as a director, officer or employee of the Company; provided that such issuance is approved by the Company’s stockholders prior to such issuance, and (B) amend certain conditions required for (i) a mandatory conversion of the Series A Preferred Stock, and (ii) the Company’s right to redeem, all or a portion, of the Series A Preferred Stock outstanding pursuant to an optional redemption, in each case, pursuant to the terms of the Certificate of Designations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tempe, State of Arizona, on the 28th day of August, 2024.

WRAP TECHNOLOGIES, INC

Date: August 28, 2024	By:	/s/ Scot Cohen
Scot Cohen
(Principal Executive Officer and Interim Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Scot Cohen	Chief Executive Officer and Director	August 28, 2024
Scot Cohen	(Principal Executive Officer and Interim Principal Financial Officer and Principal Accounting Officer)

/s/ Bruce Bernstein	Director	August 28, 2024
Bruce Bernstein

/s/ Marc Savas	Director	August 28, 2024
Marc Savas

/s/ Rajiv Srinivasan	Director	August 28, 2024
Rajiv Srinivasan

/s/ Timothy Szymanski	Director	August 28, 2024
Timothy Szymanski