Form 10-Q
period 2024-03-31
WRAP TECHNOLOGIES, INC.
filed 2024-09-25
CIK 1702924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	WRAP	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 20, 2024, a total of 45,869,390 shares of the Registrant’s common stock, par value $0.0001 per share (“Common Stock”), were issued and outstanding.

WRAP TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wrap Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	March 31, 2024 (unaudited)	December 31, 2023 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,179	$3,955
Short-term investments	5,000	7,500
Accounts receivable and contract assets, net	2,347	3,025
Inventories, net	6,366	5,794
Prepaid expense and other current assets	825	953
Total current assets	17,717	21,227
Property and equipment, net	408	509
Operating lease right-of-use asset, net	2,185	2,256
Intangible assets, net	2,608	2,648
Goodwill	1,610	1,610
Other assets	244	251
Total assets	$24,772	$28,501

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,092	$1,110
Accrued liabilities	835	692
Customer deposits	20	1,002
Deferred revenue - short term	363	407
Operating lease liability - short term	619	616
Warrants	15,524	19,703
Total current liabilities	18,453	23,530

Long-term liabilities:
Deferred revenue - long term	128	137
Operating lease liability - long term	1,708	1,671
Total long-term liabilities	1,836	1,808
Total liabilities	$20,289	$25,338

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 44,373,107 and 43,855,503 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	$4	$4
Convertible Preferred Stock - 10,000 authorized, par value $0.0001 per share; 9,798 and 9,898 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,995	2,016
Additional paid-in capital	100,544	99,131
Accumulated deficit	(98,060)	(97,988)

Total stockholders' equity	4,483	3,163
Total liabilities and stockholders' equity	$24,772	$28,501

See accompanying notes to unaudited condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months ended March 31,
	2024	2023
Revenues:
Product sales	$1,327	$616
Other revenue	149	95
Total revenues	1,476	711
Cost of revenues	640	359
Gross profit	836	352

Operating expenses:
Selling, general and administrative	4,220	3,540
Research and development	755	1,072
Total operating expenses	4,975	4,612
Loss from operations	(4,139)	(4,260)

Other income (expense):
Interest Income	78	236
Change in fair value of warranty liabilities	4,179	-
Other	(1)	(4)
Total other income (expense), net	4,256	232
Net income (loss)	$117	$(4,028)

Less: Convertible preferred stock dividends	(189)	-
Net loss attributable to common stockholders	$(72)	$(4,028)

Net loss per basic and diluted common share	$-	$(0.10)
Weighted average common shares used to compute net loss per basic and diluted common share	44,155,391	41,415,808

Comprehensive loss:
Net income (loss)	$(72)	$(4,028)
Comprehensive loss	$(72)	$(4,028)

See accompanying notes to unaudited condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Convertible Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2023	41,175,993	$4	-	$-	$94,333	$(67,376)	$94	$27,055
Common shares issued upon exercise of stock options	250	-	-	-	-	-	-	-
Share-based compensation expense	-	-	-	-	628	-	-	628
Common shares issued upon vesting of restricted stock units	94,057	-	-	-	-	-	-	-
Settlement – US Treasury bills	-	-	-	-	-	-	(94)	(94)
Net loss for the period	-	-	-	-	-	(4,028)	-	(4,028)
Balance at March 31, 2023	41,270,300	$4	-	$-	$94,961	$(71,404)	$-	$23,561

Balance at January 1, 2024	43,855,503	$4	9,898	$2,016	$99,131	$(97,988)	$-	$3,163
Common shares issued upon exercise of stock options	232,081	-	-	-	588	-	-	588
Share-based compensation expense	-	-	-	-	675	-	-	675
Dividends on convertible preferred stock	128,233	-	-	-	129	(189)	-	(60)
Common shares issued upon convertible preferred stock exercising conversion rights	74,484	-	(100)	(21)	21	-	-	-
Common shares issued upon vesting of restricted stock units	82,806	-	-	-	-	-	-	-
Net income for the period	-	-	-	-	-	117	-	117
Balance at March 31, 2024	44,373,107	$4	9,798	$1,995	$100,544	$(98,060)	$-	$4,483

Wrap Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$117	$(4,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	223	200
Share-based compensation	675	628
Warranty provision	21	(33)
Change in fair value of warrant liabilities	(4,179)	-
Non-cash lease expense	71	26
Provision for doubtful accounts	-	(8)
Inventory obsolescence reserve	12	-
Changes in assets and liabilities:
Accounts receivable	683	1,687
Inventories	(584)	(1,652)
Prepaid expenses and other current assets	129	(83)
Accounts payable	(19)	(42)
Operating lease liability	39	(26)
Customer deposits	(982)	1
Accrued liabilities and other	164	306
Warranty settlement	(42)	(1)
Deferred Revenue	(52)	(42)
Net cash used in operating activities	(3,724)	(3,067)

Cash Flows From Investing Activities:
Purchase of short-term investments	-	(2,645)
Proceeds from maturities of short-term investments	2,500	10,000
Capital expenditures for property and equipment	(14)	(15)
Investment in patents and trademarks	(66)	(131)
Proceeds from long-term deposits	-	31
Net cash provided by investing activities	2,420	7,240

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	588	-
Dividends settled in Cash	(60)	-
Net cash provided by financing activities	528	-

Net (decrease) increase in cash and cash equivalents	(776)	4,173
Cash and cash equivalents, beginning of period	3,955	5,330
Cash and cash equivalents, end of period	$3,179	$9,503

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Change in unrealized gain on short-term investments		$(94)
Dividends on convertible preferred stock	$189	$-
Dividends settled with common stock	$129	$-

Wrap Technologies, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(in thousands, except per share and share amounts)

(unaudited)

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

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), as filed with the SEC on August 28, 2024. The accompanying condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated balance sheet as of December 31, 2023, contained in the Annual Report. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

Where necessary, the prior year’s information has been reclassified to conform to the current year presentation.

Principles of Consolidation

The Company has two wholly owned subsidiaries, Wrap Reality, Inc., an Arizona corporation, formed in December 2020 that sells a virtual reality (“VR”) training system primarily targeting law enforcement agencies and Intrensic, LLC (“Intrensic”), which the Company acquired in August 2023, which specializes in Body Worn Camera and Digital Evidence Management solutions. The consolidated financial statements include the accounts of these subsidiaries after elimination of intercompany transactions and accounts.

Segment and Related Information

The Company operates as a single segment. The Company’s chief operating decision maker is Scot Cohen, the Company’s Executive Chairman and Chief Executive Officer, who manages operations for purposes of allocating resources. Refer to Note 15. Major Customers and Related Information for further discussion.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions (e.g., stock-based compensation valuation, allowance for doubtful accounts, valuation of inventory and intangible assets, warranty reserve, accrued expense, valuation of warrants, and recognition and measurement of contingencies) that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and affect the reported amounts of revenue and expense during the reporting period. Actual results could materially differ from those estimates.

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

Series A Preferred Stock

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

The Company issued the Series A Warrants (as defined herein), which are classified as liabilities and measured at fair value on a recurring basis, and Series A Preferred Stock (as defined herein) in one transaction. The issuance proceeds were allocated by using the with-and-without method. Under this method, The Company first allocated the issuance proceeds to the Series A Warrants based on their initial fair value measurement, and then allocated the remaining proceeds to the Series A Preferred Stock.

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

Loss per Share

Basic loss per share (EPS) is computed by dividing net loss, less any dividends, accretion or decretion, redemption or induced conversion, if any, on our Series A Preferred Stock, by the weighted average number of shares outstanding during the reported period.

In computing diluted EPS, we adjust the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the Series A Preferred Stock. Such add-back would also include any adjustments to equity in the period to accrete the Series A Preferred Stock to its redemption price, or recorded upon a redemption or induced conversion, if any. We adjust the denominator used in the basic EPS computation, subject to anti-dilution requirements, to include the dilution from potential shares resulting from the issuance of the Series A Preferred Stock, restricted stock units, and stock options. Stock options and restricted stock units exercisable or issuable for a total of 5,476,219 and 5,127,830 shares of Common Stock were outstanding as of March 31, 2024 and 2023, respectively. These securities are not included in the computation of diluted net loss per common share for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

Recently Issued Accounting Guidance

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating segment disclosures related to its annual report for fiscal year 2024.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating income tax disclosures related to its annual report for fiscal year 2025.

2.          REVENUE AND PRODUCT COSTS

Revenue consists of product revenue and other revenue. Product sales include BolaWrap products and accessories. Other revenue includes VR revenue, service, training and shipping revenue.

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced, and a receivable is recorded. A contract asset is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract. The Company may receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below details the activity in our contract liabilities during the three months ended March 31, 2024.

	Customer	Deferred
	Deposits	Revenue
Balance at January 1, 2024	$1,002	$544
Additions, net	20	124
Transfer to revenue	(1,002)	(177)
Balance at March 31, 2024	$20	$491
Current portion	$20	$363
Long-term portion	$-	$128

As of March 31, 2024, the Company’s deferred revenue of $491 consisted of $153 related to VR, $212 related to Intrensic, $7 related to training and $119 related to BolaWrap extended warranties and services.

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

The following table shows the Company’s short-term investments by significant investment category as of March 31, 2024 and December 31, 2023.

	As of March 31, 2024
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$2,219	-	$-	$2,219
Certificate of Deposits	5,000	-	-	5,000
Total Financial Assets	$7,219	$-	$-	$7,219

	As of December 31, 2023
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	1,793	-	-	1,793
Certificate of Deposits	7,500	-	-	7,500
Total Financial Assets	$9,293	$-	$-	$9,293

Unrealized gains or losses resulting from our short-term investments are recorded in accumulated other comprehensive gain or loss as they are classified as available for sale. During the three months ended March 31, 2024 as well as the three months ended March 31, 2023, no gain (loss) was recorded to comprehensive loss, respectively.

The warrant liabilities are measured at fair value on a recurring basis. The subsequent measurement of the warrant liabilities as of March 31, 2024, is classified as Level 3 due to the use of an observable market quote in a non-active market and the management’s assumption of the expected stock price volatility.

The following table presents the fair value in the beginning of the period, the changes in the fair value, and the fair value at the end of the period of warrant liabilities:

Level 3:	March 31, 2024	December 31, 2023
Fair value at inception or the beginning of the period	$(19,703)	$(7,717)
Change in fair value of warrant liabilities	4,179	(11,986)
Fair value as of March 31, 2024	$(15,524)	$(19,703)

The Company uses the modified Black-Scholes option pricing model to determine the fair value of warrant liabilities. The following table summarizes the assumptions used to compute the fair value of the Company’s warrants:

	As of March 31, 2024	As of December 31, 2023
Expected stock price volatility	271%	143%
Risk-free interest rate	4.28%	3.85%
Dividends yield	0%	0%
Expected life of warrants (years)	4.25	4.50
Exercise price	$1.45	$1.45

Our other financial instruments also include accounts receivable, accounts payable, accrued liabilities and customer deposits. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.

4.          INVENTORIES

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. Inventories consisted of the following:

	March 31, 2024	December 31, 2023
Finished goods	$4,084	$3,521
Raw materials	2,759	2,738
Reserve for Obsolescence	(477)	(465)
Inventories - net	$6,366	$5,794

5.          PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31, 2024	December 31, 2023
Production and lab equipment	$542	$542
Tooling	572	562
Computer equipment	620	615
Furniture, fixtures and improvements	196	196
	$1,930	$1,915
Accumulated depreciation	(1,522)	(1,406)
Property and equipment, net	$408	$509

Depreciation expense was $116 and $118 for the three months ended March 31, 2024 and 2023, respectively.

6.          INTANGIBLE ASSETS AND GOODWILL

Intangible Assets, net

Intangible assets, net consisted of the following:

	March 31, 2024	December 31, 2023
Amortizable intangible assets:
Patents	$931	$873
Trademarks	256	248
Purchased software and technology	1,752	1,752
Customer Relationships	160	160
	$3,099	$3,033
Accumulated amortization	(912)	(806)
Total amortizable	$2,187	$2,227
Indefinite life assets (non-amortizable)	421	421
Total intangible assets, net	$2,608	$2,648

Amortization expense was $107 and $82 for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, future amortization expense is as follows:

2024 (9 months)	$320
2025	422
2026	335
2027	185
2028	185
Thereafter	740
Total estimated amortization expense	$2,187

Goodwill

There has been no change to the value of goodwill from December 31, 2023 through the period ended March 31, 2024.

7.          ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

We are obligated to pay royalties pursuant to an exclusive Amended and Restated Intellectual Property License Agreement (the “License Agreement”), dated as of September 30, 2016, with Syzygy Licensing, LLC (“Syzygy”), a private technology invention, consulting and licensing company owned and controlled by Elwood G. Norris, a founder and former officer and current 5% stockholder of the Company, and James A. Barnes, a former officer and stockholder of the Company (see Note 13). Accounts payable includes $61 and $14 due to Syzygy as of March 31, 2024 and December 31, 2023, respectively.

Accrued liabilities consist of the following:

	March 31, 2024	December 31, 2023
Patent and legal costs	$120	$21
Accrued compensation	295	325
Warranty costs	51	72
Taxes and other	369	274
Total	$835	$692

Changes in our estimated product warranty costs were as follows:

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$72	$125
Warranty settlements	(42)	(1)
Warranty provision	21	(33)
Balance, end of period	$51	$91

8.          WARRANTS

On June 29, 2023, the Company entered into a Securities Purchase Agreement (the “Series A Purchase Agreement”) with certain directors of the Company and certain accredited and institutional investors (collectively, the “Series A Investors”), pursuant to which it agreed to sell to the Series A Investors in a registered direct offering (the “Series A Offering”) (i) an aggregate of 10,000 shares of the Company’s newly-designated Series A Convertible Preferred Stock, with par value $0.0001 per share and a stated value of $1,000 per share (the “Series A Preferred Stock”), initially convertible into up to 6,896,553 shares of common stock, at an initial conversion price of $1.45 per share (the “Conversion Price”), and (ii) warrants to acquire up to an aggregate of 6,896,553 shares of Common Stock (the “Series A Warrants”).

Each Series A Warrant has an exercise price of $1.45 per share, became exercisable after the date that was six months from the date of issuance and will expire 5 years following the date of issuance. The exercise price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price (subject to certain exceptions). The closing of the Series A Offering occurred on July 3, 2023. The aggregate gross proceeds from the Series A Offering were $10,000, of which $7,717 was allocated to the Series A Warrants.

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

Amortization of ROU operating lease assets was $71 and $26 for the three months ended March 31, 2024, and 2023, respectively.

Operating lease expense for capitalized operating leases included in operating activities was $249 and $49 for the three months ended March 31, 2024, and 2023, respectively. Operating lease obligations recorded on the balance sheet at March 31, 2024 are:

Operating lease liability- short term	$619
Operating lease liability - long term	$1,708
Total Operating Lease Liability	$2,327

Future lease payments included in the measurement of lease liabilities on the balance sheet at March 31, 2024 for future periods are as follows:

2024 (9 months)	$372
2025	567
2026	507
2027	522
2028	538
Thereafter	1,273
Total future minimum lease payments	$3,779
Less imputed interest	$(1,452)
Total	$2,327

The weighted average remaining lease term is 6.60 years, and the weighted average discount rate is 14.3%.

Certain leases contain provisions for payment of real estate taxes, insurance and maintenance costs by the Company. These expenses are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. The Company had $9 and $14 variable lease expenses during the three months ended March 31, 2024, and 2023, respectively.

The Company had $11 and $14 short-term lease expense during the three months ended March 31, 2024, and 2023, respectively. The Company does not have any finance leases.

10.          STOCKHOLDERS' EQUITY

The Company’s authorized capital consists of 150,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”), of which 10,000 are designated as Series A Preferred Stock.

The terms of the Series A Preferred Stock are as set forth in the form of Certificate of Designations of the Series A Preferred Stock (the “Certificate of Designations”), as filed with the Secretary of State of the State of Delaware on July 3, 2023. The Series A Preferred Stock is convertible into shares of common stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $1.45 per share. The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion Price (subject to certain exceptions).

The holders of the Series A Preferred Stock are entitled to dividends of 8% per annum, compounded monthly, which are payable in cash or shares of Common Stock, or a combination thereof, at the Company’s option in accordance with the terms of the Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series A Preferred Stock will accrue dividends at the rate of 20% per annum. If the Company elects to pay any dividends in shares of Common Stock, the Conversion Price used to calculate the number of shares issuable will be equal to the lower of (i) the then-applicable Conversion Price and (ii) 85% of the arithmetic average of the three (3) lowest closing prices of the Common Stock during the twenty (20) consecutive trading day period ending on the trading day immediately preceding the dividend payment date, provided that such price shall not be lower than the lower of (x) $0.2828 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events ) and (y) 20% of the “Minimum Price” (as defined in Nasdaq Stock Market Rule 5635) on the date of the Nasdaq Stockholder Approval (as defined herein) (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market.

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

At any time beginning 18 months from the date of the issuance, provided that that the Company has filed all reports required to be filed by it pursuant to the Securities Exchange Act of 1934, as amended, on a timely basis for a continuous period of one year and provided further that certain equity conditions described in the Certificate of Designations are satisfied, the Company has the right to redeem in cash all or some of the shares of the Series A Preferred Stock outstanding at such time at a redemption price equal to the product of (x) 125% multiplied by (y) the sum of (A) the stated value of the Series A Preferred Stock plus (B) all declared and unpaid dividends on such Series A Preferred Stock and any other unpaid amounts then due and payable hereunder with respect to such Series A Preferred Stock, plus (C) the make-whole amount, plus (D) any accrued and unpaid late charges with respect to such stated value and amounts payable pursuant to clause (B) as of such date of determination.

On August 19, 2024, the Company entered into an Amendment Agreement (the “Series A Amendment”) with the Required Holders (as defined in the Certificate of Designations). Pursuant to the Series A Amendment, the Required Holders agreed that (A) the unpaid and accrued dividends on the Series A Preferred Stock due July 1, 2024 (the “July Delinquent Dividend Amount”), shall be payable, at the option of the Company, in (i) cash and/or (ii) shares of Common Stock, at a price per share of Common Stock equal to the lower of (x) $1.00 and (y) the Dividend Conversion Price (as defined in the Certificate of Designations), using July 1, 2024, as the applicable date of determination in accordance with the Certificate of Designations; (B) the dividends due on October 1, 2024 (the “October Dividend Amount” and, together with the July Delinquent Dividend Amount, the “Delinquent Dividend Amounts”), shall be payable in shares of Common Stock based on a per share price of Common Stock equal to 80% of the arithmetic average of the three (3) lowest closing sale prices of the Common Stock during the month of September 2024; and (C) such Delinquent Dividend Amounts and any Dividend Balance Shares (as defined in the Certificate of Designations), with respect thereto, if applicable, shall be delivered on October 1, 2024. The Company and the Required Holders further agreed pursuant to the Series A Amendment to amend (i) the Certificate of Designations, as described below, by filing a Certificate of Amendment to the Certificate of Designations (the “Certificate of Amendment”) and (ii) the Series A Purchase Agreement to amend the definition of “Excluded Securities.”

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

At the time of issuance, $2,036 of the net proceeds less transaction cost of the Series A Purchase Agreement was allocated to the 10,000 shares of Series A Preferred Stock initially issued. During the three months ended December 31, 2023, 102 shares of the Series A Preferred Stock were converted into 76,440 shares of common stock, and during the three months ended March 31, 2024 an additional 100 shares of Series A Preferred Stock were converted into 74,484 shares of common stock. As of March 31, 2024, the Company has authorized and declared $189 in dividends of which $60 was accrued in accounts payable as of March 31, 2024.

11.          SHARE-BASED COMPENSATION

On March 31, 2017, the Company adopted, and the stockholders approved, the 2017 Stock Incentive Plan (the “Plan”) authorizing 2,000,000 shares of Common Stock for issuance as awards to employees, directors or consultants. In May 2019, the stockholders ratified an increase in the Plan authorizing an additional 2,100,000 shares of Common Stock; in June 2020 ratified an additional 1,900,000 shares of Common Stock; in June 2021 ratified an additional 1,500,000 shares of Common Stock; and in June 2022 ratified an additional 1,500,000 shares of Common Stock; for a total of 9,000,000 shares subject to the Plan. As of March 31, 2024, there were 629,966 shares of Common Stock remaining available for grant under the Plan.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2024:

		Weighted Average
	Options on Common Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding January 1, 2024	4,657,635	$2.52	8.75	$3,979
Granted	535,000	$3.48	-	-
Exercised	(232,081)	$2.53	-	-
Forfeited, cancelled, expired	(132,573)	$2.14	-	-
Outstanding March 31, 2024	4,827,981	$2.64	8.63	$1,631
Exercisable March 31, 2024	938,138	$4.41	6.19	$-

As of March 31, 2024, there were 2,845,417 service-based stock options outstanding, and 1,982,564 performance-based stock options outstanding, of which 692,398 performance-based stock options were granted in April 2022 to the Company’s previous Chief Executive Officer and 1,290,166 were granted in October 2023 to the Company's current Chief Executive Officer subject to future market capitalization targets.

The Company uses the Black-Scholes option pricing model to determine the fair value of service-based options granted. The following table summarizes the assumptions used to compute the fair value of options granted to employees and non-employees:

	For the Three Months
	Ended March 31,
	2024	2023
Expected stock price volatility	76%	0%
Risk-free interest rate	3.89%	0%
Expected dividend yield	0%	0%
Expected life of options	6.00	0
Weighted-average fair value of options granted	$2.29	$0

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

Stock option expense was $484 and $313 for the three months ended March 31, 2024 and 2023, respectively.

Restricted Stock Units

The Plan provides for the grant of restricted stock units (“RSUs”). RSUs are settled in shares of the Company’s Common Stock as the RSUs vest. The following table summarizes RSU activity for the three months ended March 31, 2024:

	Service-Based RSU's	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period (Years)
Unvested at January 1, 2024	810,588	$1.73	2.52
Granted - service based	686,296	$2.81	-
Vested	(43,900)	$2.96	-
Forfeited and cancelled	(171,855)	$2.00	-
Unvested at March 31, 2024	1,281,149	$2.24	5.01

The Company used the Monte Carlo Simulation Model to value at the grant date the aggregate of 632,911 market condition performance RSUs granted in January 2024 to the Company’s Chief Executive Officer. The assumptions used in the Monte Carlo Simulation were stock price on the date of grant of $3.40, a contract term of 10 years, expected volatility of 78% and risk-free interest rate of 4.10%. Vesting is based on sustained market capitalization of $1 billion, and the derived service period is 4.3 years.

RSU expense was $191 and $315 for the three months ended March 31, 2024 and 2023, respectively.

Share-Based Compensation Expense

The Company recorded share-based compensation for options and RSUs in its statements of operations for the relevant periods as follows:

	Three Months Ended March 31,
	2024	2023
Selling, general and administrative	$647	$562
Research and development	28	66
Total share-based expense	$675	$628

As of March 31, 2024, total estimated compensation cost of stock options granted and outstanding but not yet vested was $4,409 which is expected to be recognized over the weighted average period of 2.58 years.

As of March 31, 2024, total estimated compensation cost of RSUs granted and outstanding but not yet vested was $2,554 which is expected to be recognized over the weighted average period of 5.01 years.

12.          DEFINED CONTRIBUTION PLAN

The Company has a defined contribution savings plan for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. This plan was formed on January 1, 2022. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company’s contributions for each of the three months ended March 31, 2024 and 2023 was $0.

13.          COMMITMENTS AND CONTINGENCIES

Related Party Technology License Agreement

The Company is obligated to pay royalties and development and patent costs pursuant to the License Agreement dated as of September 30, 2016, with Syzygy, a company owned and controlled by stockholder/consultant Mr. Elwood Norris and stockholder/consultant Mr. James Barnes. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000 in royalties or until September 30, 2026, whichever occurs earlier. The Company recorded $46 and $24 for royalties during the three months ended March 31, 2024 and 2023, respectively. The maximum payout still available under this arrangement is $35 as of March 31, 2024.

Purchase Commitments

As of March 31, 2024, the Company was committed for approximately $933 for future component deliveries that are generally subject to modification or rescheduling in the normal course of business.

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

Litigation

The Company is subject to litigation and other claims in the ordinary course of business. The Company records a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. As of March 31, 2024, the Company had no provision for liability under existing litigation.

14.          RELATED PARTY TRANSACTIONS

Series A Preferred Stock

On June 29, 2023, the Company entered into the Series A Purchase Agreement with certain investors, including Scot Cohen, the Company’s Chief Executive Officer, and V4 Global LLC (“V4”). Mr. Cohen has voting and dispositive control with respect to the securities and is deemed to be the beneficial owner of the securities held by V4. Pursuant to the Series A Purchase Agreement, the Company issued Mr. Cohen and V4 an aggregate of 3,000 shares of Series A Preferred Stock and Series A Warrants to purchase up to an aggregate of 2,068,966 shares of Common Stock for aggregate gross proceeds of $3,000. For the three months ended March 31, 2024, Mr. Cohen earned dividends totaling $60 from his Series A Preferred Stock.

Consulting Services

Commencing in October 2017, the Company began reimbursing Mr. Elwood Norris, a former officer, current 5% stockholder and consultant of the Company, $1.5 per month on a month-to-month basis for laboratory facility costs which was terminated in January 2024 and $7.5 per month on a month-to month basis for invention consulting services, which was terminated in February 2024 for an aggregate of $15 and $23 during each of the three months ended March 31, 2024 and 2023, respectively.

The Company is obligated to pay royalties and development and patent costs pursuant to the License Agreement dated September 30, 2016, with Syzygy, a company owned and controlled by a 5% stockholder of the Company, Mr. Elwood Norris, and a former officer of the Company, Mr. James Barnes. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000 in royalties or until September 30, 2026, whichever occurs earlier. During the three months ended March 31, 2024 and 2023, the Company incurred royalties to Syzygy of $46 and $24, respectively.

See Notes 1, 7 and 13 for additional information on related party transactions and obligations.

15.          MAJOR CUSTOMERS AND RELATED INFORMATION

For the three months ended March 31, 2024, revenue from one distributor accounted for approximately 68% of revenue with no other single customer accounting for more than 10% of total revenue. For the three months ended March 31, 2023, revenue from two distributors accounted for approximately 28% and 15% of revenues, respectively, with no other single customer accounting for more than 10% of total revenue.

At March 31, 2024, accounts receivable from one distributor accounted for 68% of net accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2023, accounts receivable from one distributor accounted for 67% of net accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

The following table summarizes revenue by geographic region. Revenue is attributed to countries based on customer’s delivery location:

	For the Three Months
	Ended March 31,
	2024	2023
Americas	$1,463	$710
Europe, Middle East and Africa	6	1
Asia Pacific	7	0
Total revenues	$1,476	$711

16.          SUBSEQUENT EVENTS

On April 5, 2024, the Board of Directors appointed Mr. Cohen to the position of Interim Principal Financial Officer and Principal Accounting Officer.

On April 24, 2024, the Company received notice from Rosenberg Rich Baker Berman, P.A. (“RRBB P.A.”) that it had resigned as the Company’s independent registered public accounting firm, effective immediately. The reports of RRBB P.A. on the Company’s financial statements for the fiscal years ended December 31, 2022 and 2021, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended December 31, 2022 and 2021, and the subsequent interim period through April 24, 2024, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with RRBB P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RRBB P.A., would have caused RRBB P.A. to make reference to the subject matter of the disagreements in connection with its reports on the Company’s financial statements for such periods. Also during this time, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

On May 7, 2024, Kevin Mullins notified the Company of his intention to resign from his position as President of the Company, effective May 23, 2024. Mr. Mullins’ resignation was not the result of any disagreement regarding any matter relating to the Company’s operations, policies, or practices.

On May 7, 2024, the Audit Committee of the Board of Directors of the Company engaged HTL International, LLC (“HTL”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2023, effective May 7, 2024. During the fiscal years ended December 31, 2023, 2022 and 2021, and the subsequent interim period from January 1, 2024 through May 7, 2024, neither the Company nor anyone on its behalf has consulted with HTL regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and neither a written report nor oral advice was provided to the Company that HTL concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event” as defined in Item 304(a)(1)(v) of Regulation S-K.

On May 28, 2024, Kevin Mullins tendered his resignation from his role as director of the Company, effective as of May 28, 2024. Mr. Mullins’s resignation from the Board of Directors was not in connection with any disagreement between Mr. Mullins and the Company, its management, the Board of Directors or any committee of the Board of Directors on any matter relating to the Company’s operations, policies or practices, or any other matter.

Nasdaq Deficiency Notice

On April 18, 2024, the Company received a notice (the “Initial Notice”) from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that as it has not yet filed its Annual Report on Form 10-K (the “2023 Form 10-K”) for the year ended December 31, 2023, the Company is not in compliance with Listing Rule 5250(c)(1) (the “Listing Rule”) for continued listing on the Nasdaq Capital Market. Additionally, on May 17, 2024, the Company received a notice (the “May Notice") from Nasdaq notifying the Company that as it has not yet filed its Quarterly Report on Form 10-Q (the “Q1 Form 10-Q”) for the three months ended March 31, 2024, that the Company is not in compliance with the Listing Rule.

On August 16, 2024, the Company received a notice (the “August Notice," and collectively with the Initial Notice and the May Notice, the “Notices”) from Nasdaq notifying the Company that as it has not yet filed its Quarterly Report on Form 10-Q (the “Q2 Form 10-Q,” and collectively with the Q1 Form 10-Q, the “Delinquent Filings”) for the three months ended June 30, 2024, that the Company is not in compliance with the Listing Rule for continued listing on the Nasdaq Capital Market.

The Company previously submitted a plan to Nasdaq to regain compliance with respect to the delinquent 2023 Form 10-K and Q1 Form 10-Q (the “Plan”), and Nasdaq granted an exception until August 30, 2024, to file the delinquent 2023 Form 10-K and Q1 Form 10-Q. On August 28, 2024, the 2023 Form 10-K was filed with the SEC. Nasdaq granted the Company an additional exception of up to a maximum of 180 calendar days from the filing due date of the 2023 Form 10-K to file the Delinquent Filings, or until October 14, 2024, to regain compliance.

The Notices do not have an immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market. The Company is currently evaluating its options for regaining compliance. There can be no assurance that the Company will regain compliance with the Nasdaq’s rules or maintain compliance with any of the other Nasdaq continued listing requirements.

Series A Preferred Stock Amendment

On August 19, 2024, the Company entered into the Series A Amendment with the Required Holders. Pursuant to the Series A Amendment, the Required Holders agreed that (A) the July Delinquent Dividend Amount, shall be payable, at the option of the Company, in (i) cash and/or (ii) shares of Common Stock, at a price per share of Common Stock equal to the lower of (x) $1.00 and (y) the Dividend Conversion Price, using July 1, 2024, as the applicable date of determination in accordance with the Certificate of Designations; (B) the October Dividend Amount, shall be payable in shares of Common Stock based on a per share price of Common Stock equal to 80% of the arithmetic average of the three (3) lowest closing sale prices of the Common Stock during the month of September 2024; and (C) such Delinquent Dividend Amounts and any Dividend Balance Shares, with respect thereto, if applicable, shall be delivered on October 1, 2024. The Company and the Required Holders further agreed pursuant to the Series A Amendment to amend (i) the Certificate of Designations, as described below, by filing the Certificate of Amendment and (ii) the Series A Purchase Agreement to amend the definition of “Excluded Securities.”

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and with our audited financial statements and other information presented in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”). This Report may contain or incorporate by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based upon management’s assumptions, expectations, projections, intentions and beliefs about future events. Except for historical information, the use of predictive, future-tense or forward-looking words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “will,” “could,” “would,” or the negative or plural of such words and similar expressions or variations of such words are intended to identify forward-looking statements but are not the only means of identifying forward-looking statements. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Report and in our other filings with the Securities and Exchange Commission (“SEC”), including particularly matters set forth under Part I, Item 1A (Risk Factors) of the Annual Report. Furthermore, such forward-looking statements speak only as of the date of this Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For purposes of Management's Discussion and Analysis within this Report, all monetary amounts are stated in thousands except for par values and per share amounts, unless otherwise stated.

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

In addition to the U.S. law enforcement market, we have shipped our restraint products to 62 countries. We have established an active distributor network representing 50 states and one dealer representing the U.S. territory of Puerto Rico. We have distribution agreements with 35 international distributors covering 75 countries. We focus significant sales, training and business development efforts to support our distribution network in addition to our internal sales team.

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

In the law enforcement sector, our BolaWrap product has been successfully deployed in the field, as reported by many agencies. BolaWrap is now in use by over 900 U.S. law enforcement agencies and in 62 countries. Due to its safe remote restraint capabilities, some agencies do not deem its usage a categorical reportable use of force and rather place it underneath early use of force such as handcuffs. In our strategic roadmap, we clarified that law enforcement agencies deploy BolaWrap when verbal commands breakdown but long before there is justifiable escalation to pepper spray, pepper ball, batons, bean bags, tasers or Conducted Electrical Weapons (CEW’s) or firearms.

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

Management anticipates that our portfolio of products has a strong and expanding pipeline of market opportunities in the law enforcement, military, corrections, and homeland security sectors both domestically and internationally. With the increasing demand for more humane and safer policing practices, continued need for ongoing training and transparency for police encounters, we expect a continued surge in our global business. Currently, we are exploring major international business prospects while simultaneously seeking to establish relationships with large police agencies in the U.S. However, we acknowledge that it is challenging to predict the exact timeline for closing these deals, or whether they will ultimately materialize.

As part of our efforts to expand our sales and distribution operations, we provide a comprehensive training program for law enforcement officers and trainers in using the BolaWrap. This training equips them with knowledge about the appropriate use and limitations of BolaWrap in tandem with modern policing techniques for de-escalation of encounters. We now focus on also teaching when and why BolaWrap should be used, including the specific area of success, such as after verbal commands break down and before the law enforcement officer is ready to escalate to less lethal pain compliance tools. We believe that law enforcement trainers and officers who have been trained to use our products, or have witnessed demonstrations, are more inclined to support the acquisition and deployment of our products by their respective departments to drive successful outcomes. As of March 31, 2024, over 1,480 agencies have received BolaWrap training with over 5,200 training officers at those agencies certified as BolaWrap instructors and qualified to train the rest of their departments, representing an 11% increase in agencies and a 13% increase in trained officers as compared to March 31, 2023.

Operating expense as of March 31, 2024 increased $363 thousand, or 8%, to $5.0 million from $4.6 million as of March 31, 2023. The increase in operating expense was the result of increased occupancy expenses related to the new the office space and stock based compensation offset by lower research and development costs.

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

As of March 31, 2024, we had backlog of approximately $734 thousand which was delivered in the second quarter of 2024. Additionally, as of March 31, 2024, we had deferred revenue of $491 thousand which consisted of $153 thousand related to VR, $212 thousand related to Intrensic, $7 thousand related to training, and $119 thousand related to BolaWrap extended warranties and services. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation, in the normal course of business.

Since inception, we have generated significant losses from operations and anticipate that we will continue to generate significant losses from operations for the foreseeable future. We believe that we have adequate financial resources to sustain our operations for the twelve months. We recorded net income of $117 thousand during the first quarter of fiscal 2024 as compared to net loss of $4.0 million during the first quarter of fiscal 2023, an improvement of approximately $4.1 million for the comparable period. Net cash used in operations during the three months ended March 31, 2024, was $657 thousand more than net cash used in operations during the three months ended March 31, 2023. This increase in net cash used in operations during the first three months of 2024 was primarily driven by a reduction in customer deposits.

We expect that we will continue to innovate new applications for our public safety technology, open new geographies, develop new products and technologies to meet diverse customer requirements and identify and develop new markets for our products.

Supply chain disruptions also affected our operations and could negatively impact our ability to source materials, manufacture and distribute products in the future. Moreover, financial markets continue to experience significant volatility, which could potentially affect our ability to enter into or modify favorable terms and conditions regarding equity and debt financing activities. Nevertheless, we had $8.2 million in cash and cash equivalents and short-term investments as of March 31, 2024. We therefore believe we have sufficient capital to fund our operations for the next twelve months. However, we may require additional working capital and liquidity constraints and access to capital markets could still negatively affect our liquidity and may require changes to our plan of operations.

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

Nasdaq Listing Requirements

On April 18, 2024, the Company received a notice (the “Initial Notice”) from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that as it has not yet filed its Annual Report on Form 10-K (the “2023 Form 10-K”) for the year ended December 31, 2023, the Company is not in compliance with Listing Rule 5250(c)(1) (the “Listing Rule”) for continued listing on the Nasdaq Capital Market. Additionally, on May 17, 2024, the Company received a notice (the “May Notice") from Nasdaq notifying the Company that as it has not yet filed its Quarterly Report on Form 10-Q (the “Q1 Form 10-Q”) for the three months ended March 31, 2024, that the Company is not in compliance with the Listing Rule.

On August 16, 2024, the Company received a notice (the “August Notice," and collectively with the Initial Notice and the May Notice, the “Notices”) from Nasdaq notifying the Company that as it has not yet filed its Quarterly Report on Form 10-Q (the “Q2 Form 10-Q,” and collectively with the Q1 Form 10-Q, the “Delinquent Filings”) for the three months ended June 30, 2024, that the Company is not in compliance with the Listing Rule for continued listing on the Nasdaq Capital Market.

The Company previously submitted a plan to Nasdaq to regain compliance with respect to the delinquent 2023 Form 10-K and Q1 Form 10-Q (the “Plan”), and Nasdaq granted an exception until August 30, 2024, to file the delinquent 2023 Form 10-K and Q1 Form 10-Q. On August 28, 2024, the 2023 Form 10-K was filed with the SEC. Nasdaq granted the Company an additional exception of up to a maximum of 180 calendar days from the filing due date of the 2023 Form 10-K to file the Delinquent Filings, or until October 14, 2024, to regain compliance.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Other than the warrants and business combination described above, there were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the period ended March 31, 2024. Our accounting policies are more fully described in Note 1. Organization and Summary of Significant Accounting Policies in the notes to our audited consolidated financial statements included in the Annual Report.

Segment and Related Information

The Company operates as a single segment. The Company’s chief operating decision maker is Scot Cohen, the Company’s Executive Chairman and Chief Executive Officer, who manages operations for purposes of allocating resources. Refer to Note 15. Major Customers and Related Information, in our financial statements for further discussion.

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

We expect our operating costs will reduce from the first quarter of 2024 as a result of the changes from ongoing cost containment efforts. We may incur additional non-cash share-based compensation costs depending on future option and restricted stock unit grants that are impacted by stock prices and other valuation factors. Historical expenditures are not indicative of future expenditures.

Results of Operations

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023 (Unaudited)

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentage change)
Revenues:
Product sales	$1,327	$616	$711	115%
Other revenue	149	95	54	57%
Total revenues	1,476	711	765	108%
Cost of revenue	640	359	281	78%
Gross profit	$836	$352	$484	138%

Operating expenses:
Selling, general and administrative	4,220	3,540	680	19%
Research and development	755	1,072	(317)	(30)%
Total operating expenses	4,975	4,612	363	8%
Loss from operations	$(4,139)	$(4,260)	$121	(3)%

Revenue

We reported net revenue of $1.5 million for the three months ended March 31, 2024, as compared to $711 thousand for the quarter ended March 31, 2023, a 108% increase over the prior year. International revenue increased from $1 thousand for the three months ended March 31, 2023, to $13 thousand for the three months ended March 31, 2024. As expected, the discounts were reduced to $1 thousand for the first three months of 2024 as compared to $22 thousand in the comparable quarter of the prior year reflecting the phasing out of our promotional upgrade offer.

International revenue generally consists of larger orders with the end user being large, centralized government agencies. These orders continue to be lumpy and difficult to predict as to both timing and amount. We believe that revenue during the fiscal year 2024 will increase overall compared to the revenue recorded during 2023 due to growth of domestic sales and anticipated international orders from a robust pipeline, although no assurances can be given.

We incurred product promotional costs of $36 thousand during the three months ended March 31, 2024, representing a 33% reduction from the comparable prior year period related primarily to BolaWrap 150 demonstration products and the cost of training products and accessories delivered to law enforcement agencies that were expensed as marketing costs. We are responding to increased demand for training as a result of expanded product and brand awareness and increased successful field use by agencies but due to awareness expect continued reductions in product promotional costs from the prior year.

Gross Profit

Our gross profit for the three months ended March 31, 2024, was $836 thousand, or a gross margin of 57%. Our gross profit for the three months ended March 31, 2023, was $352 thousand, or a gross margin of 50%. The increase in gross profit represented a 138% increase over the prior year as a result of higher volume of the Bola Wrap 150 product with higher margins as compared to previous production due to design changes and improved pricing.

As our revenue history is limited, historical margins may not accurately reflect future margins. However, we expect higher margins with the production of the BolaWrap 150 compared to previous production due to design changes and improved pricing. Our margins are also subject to variations based on the sales channels and product mix through which our products are sold. At present, our cassettes have lower margins than BolaWrap devices. As we scale cassette production, we will look to reduce our costs and drive higher cassette margins. Cassettes were a total of 15% of our overall revenue in the three months ended March 31, 2024, and will continue to grow as a recurring revenue base as more BolaWrap devices are in the field and the usage of BolaWrap increases due to the need of officers to de-escalate earlier to prevent injuries and use of higher levels of force.

We regularly introduce updates and revisions to our products, which may include changes to raw materials and components, and can impact our product costs. Given our limited experience with warranty costs, our estimated future warranty expense may affect our gross margins.

Our global supply chain has experienced notable component shortages, extended lead times, cost fluctuations, and logistical constraints, all of which have affected our product costs. Although we have seen these supply chain obstacles ease in 2024, we acknowledge that future supplier shortages, quality problems, and logistics delays could impact our production schedules and have a material negative impact on our financial condition, results of operation, and cash flows.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense of $4.2 million for the three months ended March 31, 2024, increased by $680 thousand, when compared to $3.5 million for the three months ended March 31, 2023. The increase in SG&A expense was primarily the result of increased occupancy expenses related to the new the office space and stock-based compensation.

Share-based compensation costs allocated to SG&A increased to $820 thousand for the three months ended March 31, 2024, compared to $562 thousand for the comparable prior year quarter.

Salaries and burden costs of $1.4 million for the three months ended March 31, 2024, were in line with the comparable period in 2023. During the three months ended March 31, 2024, as compared to the same period during the prior year, we increased professional fees by $94 thousand, while decreasing consulting and contract services fees by $25 thousand. We expect expenditures for SG&A expenses in 2024 to decline in the second half of 2024, as a result of the Company’s cost cutting initiatives.

Advertising and promotion costs were $263 thousand for the three months ended March 31, 2024, or an increase of $100 thousand as compared to $163 thousand during the three months ended March 31, 2023. The changes in advertising costs were primarily related to a $120 thousand increase in digital marketing campaigns.

Research and Development Expense

Research and development expense decreased by $317 thousand for the three months ended March 31, 2024, when compared to the three months ended March 31, 2023. We incurred a $96 thousand period over period decrease in compensation expense as well as a $38 thousand period over period decrease in share-based compensation expense allocated to research and development expense as a result of reduction of personnel. Outside consulting costs decreased by $120 thousand for the three months ended March 31, 2024, when compared to the three months ended March 31, 2023, primarily due to the Company’s cost cutting initiatives.

Operating Loss

Loss from operations of $4.1 million during the three months ended March 31, 2024, was a reduction of $121 thousand compared to loss from operations of $4.3 million during the three months ended March 31, 2023, primarily reflecting increased margin from higher sales.

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

We have experienced net losses and negative cash flows from operations since our inception. As of March 31, 2024, we had cash and cash equivalents of $8.2 million, negative working capital of $736 thousand primarily reflecting the $15.5 million value of the Series A Warrants recorded in connection with the issuance of the Series A Preferred Stock in July 2023 and had sustained cumulative losses attributable to stockholders of $98.0 million. Our working capital net of the warrants-short term at March 31, 2024 was $2.6 million less compared to December 31, 2023, as a result of operating losses of $14.8 million as adjusted to exclude the $15.5 million related to the valuation of the Series A Warrants associated with the 2023 Series A Preferred Stock issuance. Our working capital as of March 31, 2024, was negatively affected by the continued operating losses during the prior twelve months. We believe we have sufficient capital to fund our operations for the next twelve months. However, liquidity constraints and access to capital markets could still negatively affect our liquidity and may require changes to our investment strategy.

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

Series A Preferred Stock

The terms of the Series A Preferred Stock are as set forth in the form of Certificate of Designations of the Series A Preferred Stock. The Series A Preferred Stock is convertible into shares of common stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $1.45 per share (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion Price (subject to certain exceptions).

The holders of the Series A Preferred Stock are entitled to dividends of 8% per annum, compounded monthly, which are payable in cash or shares of Common Stock, or a combination thereof, at the Company’s option in accordance with the terms of the Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series A Preferred Stock will accrue dividends at the rate of 20% per annum. If the Company elects to pay any dividends in shares of Common Stock, the Conversion Price used to calculate the number of shares issuable will be equal to the lower of (i) the then applicable Conversion Price and (ii) 85% of the arithmetic average of the three (3) lowest closing prices of the Common Stock during the twenty (20) consecutive trading day period ending on the trading day immediately preceding the dividend payment date, provided that such price shall not be lower than the lower of (x) $0.2828 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events ) and (y) 20% of the “Minimum Price” (as defined in Nasdaq Stock Market Rule 5635) on the date of the Nasdaq Stockholder Approval (as defined herein) (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market.

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

At any time beginning 18 months from the date of the issuance, provided that certain equity conditions described in the Certificate of Designations are satisfied, and provided further that the Company has filed all reports required to be filed by it pursuant to the Exchange Act on a timely basis for a continuous period of one year, the Company has the right to redeem in cash all or some of the shares of the Series A Preferred Stock outstanding at such time at a redemption price equal to the product of (x) 125% multiplied by (y) the sum of (A) the stated value of the Series A Preferred Stock plus (B) all declared and unpaid dividends on such Series A Preferred Stock and any other unpaid amounts then due and payable hereunder with respect to such Series A Preferred Stock, plus (C) the make-whole amount, plus (D) any accrued and unpaid late charges with respect to such stated value and amounts payable pursuant to clause (B) as of such date of determination.

On August 19, 2024, the Company entered into an Amendment Agreement (the “Series A Amendment”) with the Required Holders (as defined in the Certificate of Designations). Pursuant to the Series A Amendment, the Required Holders agreed that (A) the unpaid and accrued dividends on the Series A Preferred Stock due July 1, 2024 (the “July Delinquent Dividend Amount”), shall be payable, at the option of the Company, in (i) cash and/or (ii) shares of Common Stock, at a price per share of Common Stock equal to the lower of (x) $1.00 and (y) the Dividend Conversion Price (as defined in the Certificate of Designations), using July 1, 2024, as the applicable date of determination in accordance with the Certificate of Designations; (B) the dividends due on October 1, 2024 (the “October Dividend Amount” and, together with the July Delinquent Dividend Amount, the “Delinquent Dividend Amounts”), shall be payable in shares of Common Stock based on a per share price of Common Stock equal to 80% of the arithmetic average of the three (3) lowest closing sale prices of the Common Stock during the month of September 2024; and (C) such Delinquent Dividend Amounts and any Dividend Balance Shares (as defined in the Certificate of Designations), with respect thereto, if applicable, shall be delivered on October 1, 2024. The Company and the Required Holders further agreed pursuant to the Series A Amendment to amend (i) the Certificate of Designations, as described below, by filing a Certificate of Amendment to the Certificate of Designations (the “Certificate of Amendment”) and (ii) the Series A Purchase Agreement to amend the definition of “Excluded Securities.”

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

Warrants

The Company issued the Series A Warrants to purchase up to an aggregate of 6,896,553 shares of Common Stock. Each Series A Warrant has an exercise price of $1.45 per share, became exercisable after the date that was six months from the date of issuance and will expire 5 years following the date of issuance. The exercise price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price (subject to certain exceptions).

Nasdaq Stockholder Approval

The Company’s ability to issue Conversion Shares and Series A Warrant Shares is subject to certain limitations set forth in the Certificate of Designations. Prior to receiving the Nasdaq Stockholder Approval, such limitations included a limit on the number of shares that may be issued until the time, if any, that the Company’s stockholders have approved the issuance of more than 19.99% of the Company’s outstanding shares of Common Stock in accordance with the rules of the Nasdaq Stock Market (the “Nasdaq Stockholder Approval”). Such Nasdaq Stockholder Approval was received at a special meeting of stockholders held on September 19, 2023.

The Company has not entered into any off-balance sheet financial guarantees or other off-balance sheet commitments to guarantee the payment obligations of any third parties. The Company has not entered into any derivative contracts that are indexed to the Company’s shares and classified as stockholder’s equity or that are not reflected in the Company’s financial statements included in this Quarterly Report on Form 10-Q. Furthermore, the Company does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. The Company does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us.

Cash Flows

Cash Flows from Operating Activities

During the three months ended March 31, 2024, net cash used in operating activities was $3.7 million. The net income of $117 thousand was decreased by non-cash income of $4.2 million related to the change in fair value of warrants and increased by non-cash expense of $1.1 million consisting primarily of share-based compensation expense of $848 thousand. Other major component changes using operating cash included an increase of $584 thousand in inventories and a decrease in accounts receivable of $683 thousand.

During the three months ended March 31, 2023, net cash used in operating activities was $3.1 million. The net loss of $4.0 million was decreased by non-cash expense of $813 thousand consisting primarily of share-based compensation expense of $628 thousand. Other major component changes using operating cash included an increase of $1.65 million in inventories and a net reduction in accounts payable and accrued liabilities of $264 thousand. An increase in accounts receivable of $1.69 million reduced the cash used in operating activities.

Cash Flows from Investing Activities

During the three months ended March 31, 2024, we had proceeds from maturities of short-term investments of $2.5 million. During the three months ended March 31, 2024, we used $14 thousand of cash for the purchase of property and equipment and invested $66 thousand in patents.

During the three months ended March 31, 2023, we used $2.6 million of cash to purchase short-term investments and we had proceeds from maturities of short-term investments of $10 million. During the three months ended March 31, 2023, we used $15 thousand of cash for the purchase of property and equipment and invested $131 thousand in patents. We had proceeds from the long-term deposits of $31 thousand during the three months ended March 31, 2023.

Cash Flows from Financing Activities

During the three months ended March 31, 2024, we received $588 thousand in proceeds from the exercise of previously issued stock options and paid $60 thousand in cash dividends on the Company’s preferred stock. During the three months ended March 31, 2023, we received $0 in proceeds from the exercise of previously issued stock options.

Contractual Obligations and Commitments

Pursuant to that certain exclusive Amended and Restated Intellectual Property License Agreement dated September 30, 2016, by and between the Company and Syzygy Licensing, LLC (“Syzygy”), we are obligated to pay to Syzygy a 4% royalty fee on future product sales up to an aggregate amount of $1.0 million in royalty payments or until September 30, 2026, whichever occurs earlier. We recorded $46 thousand for royalties during the three months ended March 31, 2024. The maximum payout still available under this arrangement is $35 thousand as of March 31, 2024.

In January 2022, we extended our facility lease for three years through July 2025 and we are committed to aggregate lease payments on the facility lease of $126 thousand in 2024 and $75 thousand in 2025.

In September 2023, we committed to a lease of office space in Coconut Grove, Florida in a multi-year term concluding in 2031 which includes aggregate lease payments totaling $3.6 million.

On August 9, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Intrensic Purchase Agreement”) with certain members of Intrensic, including Kevin Mullins, the Company’s former Chief Executive Officer (collectively, “Sellers”) and Buford Ortale, as the Seller’s representative. Under the terms of the Intrensic Purchase Agreement, the Company agreed to purchase, and Sellers agreed to sell, 100% of the membership interests (the “Membership Interests”) of Intrensic for the following consideration upon the consummation of the sale of the Membership Interests (the “Intrensic Closing”): (i) $554 thousand in cash, subject to adjustment based upon the outstanding indebtedness of Intrensic and Intrensic’s working capital as of the Intrensic Closing; and (ii) 1,250,000 shares of Common Stock of the Company (the “Intrensic Acquisition”). The Intrensic Acquisition closed on August 16, 2023, in accordance with the terms of the Intrensic Purchase Agreement.

As of March 31, 2024, we were committed for approximately $933 thousand for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

Effects of Inflation

During the three months ended March 31, 2024, and year ended December 31, 2023, we had experienced increased costs in labor and materials due to inflation. We believe in 2024 that low unemployment and higher salaries will create higher payroll costs and increased operating expense in the business. We have seen increases in costs from multiple suppliers for materials as well as labor.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Executive Chairman and Chief Executive Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period covered by this report. Based upon that evaluation, our Executive Chairman and Chief Executive Officer concluded that, as of the end of the period covered in this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Executive Chairman and Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of business.

The information set forth in Note 12 Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A. Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Company's Annual Report on Form 10-K for the year ended December 31, 2023, and subsequent reports filed pursuant to the Exchange Act which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. The risks described in the Company's Annual Report on Form 10-K and subsequent reports filed pursuant to the Exchange Act are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2024, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1

Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2024).

10.1

Separation Agreement and Mutual Release of Claims, dated January 5, 2024, by and between Wrap Technologies, Inc. and Chris DeAlmeida (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2024).

10.2

First Amendment to Employment Agreement, by and between Scot Cohen and Wrap Technologies, Inc. dated January 14, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2024).

10.3

First Amendment to Employment Agreement, by and between Kevin Mullins and Wrap Technologies, Inc. dated January 14, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2024).

10.4

Form of Amendment, dated August 19, 2024, by and between Wrap Technologies, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2024).

31*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer and Principal Financial Officer.
32**	Section 1350 Certification - Principal Executive Officer and Principal Financial Officer.
Extensible Business Reporting Language (XBRL) Exhibits*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

* Filed concurrently herewith

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wrap Technologies, Inc.

September 25, 2024	By:	/s/ Scot Cohen
Scot Cohen Chief Executive Officer (Principal Executive Officer and Interim Principal Financial Officer and Principal Accounting Officer)