Form 10-Q
period 2024-06-30
WRAP TECHNOLOGIES, INC.
filed 2024-10-15
CIK 1702924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of October 11 2024, a total of 45,874,382 shares of the Registrant’s common stock, par value $0.0001 per share (“Common Stock”), were issued and outstanding.

WRAP TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wrap Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	June 30, 2024 (unaudited)	December 31, 2023 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,064	$3,955
Short-term investments	2,500	7,500
Accounts receivable and contract assets, net	3,262	3,025
Inventories, net	6,489	5,794
Prepaid expense and other current assets	693	953
Total current assets	15,008	21,227
Property and equipment, net	292	509
Operating lease right-of-use asset, net	2,113	2,256
Intangible assets, net	2,526	2,648
Goodwill	1,610	1,610
Other assets	214	251
Total assets	$21,763	$28,501

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,138	$1,110
Accrued liabilities	1,154	692
Customer deposits	-	1,002
Deferred revenue - short term	452	407
Operating lease liability - short term	621	616
Warrants	12,786	19,703
Total current liabilities	16,151	23,530

Long-term liabilities:
Deferred revenue - long term	133	137
Operating lease liability - long term	1,638	1,671
Total long-term liabilities	1,771	1,808
Total liabilities	$17,922	$25,338

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 45,793,112 and 43,855,503 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	$4	$4
Convertible Preferred Stock - 10,000 authorized, par value $0.0001 per share; 8,207 and 9,898 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	-	-
Additional paid-in capital	102,793	101,147
Accumulated deficit	(98,956)	(97,988)

Total stockholders' equity	3,841	3,163
Total liabilities and stockholders' equity	$21,763	$28,501

See accompanying notes to unaudited condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

Three Months ended June 30,	Six Months ended June 30,
2024	2023	2024	2023
Revenues:
Product sales	$1,251	$1,034	$2,578	$1,650
Other revenue	322	168	471	263
Total revenues	1,573	1,202	3,049	1,913
Cost of revenues	589	534	1,229	893
Gross profit	984	668	1,820	1,020

Operating expenses:
Selling, general and administrative	3,475	4,745	7,695	8,286
Research and development	679	1,002	1,434	2,073
Total operating expenses	4,154	5,747	9,129	10,359
Loss from operations	(3,170)	(5,079)	(7,309)	(9,339)

Other income (expense):
Interest Income	55	88	133	324
Change in fair value of warranty liabilities	2,738	-	6,917	-
Other	(8)	(16)	(9)	(20)
Total other income (expense), net	2,785	72	7,041	304
Net loss	$(385)	$(5,007)	$(268)	$(9,035)

Less: Convertible preferred stock dividends	(511)	-	(700)	-
Net loss attributable to common stockholders	$(896)	$(5,007)	(968)	$(9,035)

Net loss per basic and diluted common share	$(0.02)	$(0.12)	$(0.02	)-	$(0.22)
Weighted average common shares used to compute net loss per basic and diluted common share	45,324,917	41,709,718	44,740,183	41,483,669

Comprehensive loss:
Net loss	$(385)	$(5,007)	(268)	(9,035)
Comprehensive loss	$(385)	$(5,007)	$(268)	$(9,035)

See accompanying notes to unaudited condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

(unaudited)

Three Months Ended June 30, 2024

	Common Stock		Convertible Preferred Stock			Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount		Capital	Deficit	Income (Loss)	Equity
Balance at April 1, 2024	44,373,107	$4	9,798		$-	$102,539	$(98,060)	$-	$4,483

Share-based compensation expense		-	-		-	243	-	-	243
Dividends on convertible preferred stock		-	-		-	11	(511)	-	(500)
Common shares issued upon vesting of restricted stock units	103,306	-	-		-	-	-	-	-
Common shares issued upon convertible preferred stock exercising conversion rights	1,316,699	-	(1,591)		-	-	-	-	-
Net loss for the period	-	-	-		-	-	(385)	-	(385)
Balance at June 30, 2024	45,793,112	$4	8,207		$-	$102,793	$(98,956)	$-	$3,841

Six Months Ended June 30, 2024							-	-	-
Balance at January 1, 2024	43,855,503	$4	9,898		$-	$101,147	$(97,988)	$-	$3,163
Common shares issued upon exercise of stock options	232,081	-	-		-	588	-	-	588
Share-based compensation expense		-	-		-	918	-	-	918
Dividends on convertible preferred stock	128,233	-	-		-	140	(700)	-	(560)
Common shares issued upon convertible preferred stock exercising conversion rights	1,391,183	-	(1,691)		-	-	-	-	-
Common shares issued upon vesting of restricted stock units	186,112	-	-		-	-	-	-	-
Net income for the period		-	-		-	-	(268)	-	(268)
Balance at June 30, 2024	45,793,112	$4	8,207	$		$102,793	$(98,956)	-	$3,841

Three Months Ended June 30, 2023

	Common Stock		Convertible Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at April 1, 2023	41,270,300	$4	-	$-	$94,961	$(71,404)	$-	$23,561
Common shares issued upon exercise of stock options	-	-	-	-	-	-	-	-
Share-based compensation expense	-	-	-	-	1,221	-	-	1,221
Common shares issued upon vesting of restricted stock units	640,387	-	-	-	-	-	-	-

Net loss for the period	-	-	-	-	-	(5,007)	-	(5,007)
Balance at June 30, 2023	41,910,687	$4	-	$-	$96,182	$(76,411)	$-	$19,775

Six Months Ended June 30, 2023

Balance at January 1, 2023	41,175,993	$4	-	$-	$94,333	$(67,376)	$94	$27,055
Common shares issued upon exercise of stock options	250	-	-	-	-	-	-	-
Share-based compensation expense	-	-	-	-	1,849	-	-	1,849

Common shares issued upon convertible preferred stock exercising conversion rights	734,444	-	-	-	-	-	-	-

Settlement – US Treasury bills	-	-	-	-	-	-	(94)	(94)
Net loss for the period	-		-	-	-	(9,035)		(9,035)
Balance at June 30, 2023	41,910,687	$4			$96,182	$(76,411)	$-	$19,775

Wrap Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(268)	$(9,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	451	403
Share-based compensation	918	1,849
Warranty provision	17	(44)
Change in fair value of warrant liabilities	(6,917)	-
Non-cash lease expense	143	53
Provision for doubtful accounts	-	(4)
Inventory obsolescence reserve	12	-
Changes in assets and liabilities:
Accounts receivable	(236)	884
Inventories	(707)	(2,545)
Prepaid expenses and other current assets	261	53
Accounts payable	25	508
Operating lease liability	(29)	(52)
Customer deposits	(1,002)	3
Accrued liabilities and other	39	7,149
Warranty settlement	(34)	(6)
Deferred Revenue	41	8
Changes in other non-current assets	37	-
Net cash used in operating activities	(7,249)	(776)

Cash Flows From Investing Activities:
Purchase of short-term investments	-	(2,645)
Proceeds from maturities of short-term investments	5,000	10,000
Capital expenditures for property and equipment	(13)	(66)
Investment in patents and trademarks	(97)	(176)
Purchase of intangible assets	-	(10)
Proceeds from long-term deposits	-	31
Net cash provided by investing activities	4,890	7,134

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	588	-
Dividends settled in Cash	(120)	-
Net cash provided by financing activities	468	-

Net (decrease) increase in cash and cash equivalents	(1,891)	6,358
Cash and cash equivalents, beginning of period	3,955	5,330
Cash and cash equivalents, end of period	$2,064	$11,688

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Change in unrealized gain on short-term investments	$94	$(94)

Dividends on convertible preferred stock	$700	$-
Dividends settled with common stock	$140	$-

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

In computing diluted EPS, we adjust the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the Series A Preferred Stock. Such add-back would also include any adjustments to equity in the period to accrete the Series A Preferred Stock to its redemption price, or recorded upon a redemption or induced conversion, if any. We adjust the denominator used in the basic EPS computation, subject to anti-dilution requirements, to include the dilution from potential shares resulting from the issuance of the Series A Preferred Stock, restricted stock units, and stock options. Stock options and restricted stock units exercisable or issuable for a total of 4,903,951 and 4,117,586 shares of Common Stock were outstanding as of June 30, 2024 and 2023, respectively. These securities are not included in the computation of diluted net loss per common share for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Balance Sheet and Consolidated Statements of Cash Flows for fiscal year ended December 31, 2023, to reclassify the Convertible Preferred Stock at par value.

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

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced, and a receivable is recorded. A contract asset is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract. The Company may receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below details the activity in our contract liabilities during the six months ended June 30, 2024.

	Customer	Deferred
	Deposits	Revenue
Balance at January 1, 2024	$1,002	$544
Additions, net	20	409
Transfer to revenue	(1,022)	(368)
Balance at June 30, 2024	$-	$585
Current portion	$-	$452
Long-term portion	$-	$133

As of June 30, 2024, the Company’s deferred revenue of $585 consisted of $122 related to VR, $358 related to Intrensic, and $105 related to BolaWrap extended warranties and services.

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

The following table shows the Company’s short-term investments by significant investment category as of June 30, 2024 and December 31, 2023.

	As of June 30, 2024
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$1,406	-	$-	$1,406
Certificate of Deposits	2,500	-	-	2,500
Total Financial Assets	$3,906	$-	$-	$3,906

	As of December 31, 2023
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	1,793	-	-	1,793
Certificate of Deposits	7,500	-	-	7,500
Total Financial Assets	$9,293	$-	$-	$9,293

Unrealized gains or losses resulting from our short-term investments are recorded in accumulated other comprehensive gain or loss as they are classified as available for sale. During the six months ended June 30, 2024 as well as the six months ended June 30, 2023, no gain (loss) was recorded to comprehensive loss, respectively.

The warrant liabilities are measured at fair value on a recurring basis. The subsequent measurement of the warrant liabilities as of June 30, 2024, is classified as Level 3 due to the use of an observable market quote in a non-active market and the management’s assumption of the expected stock price volatility.

The following table presents the fair value in the beginning of the period, the changes in the fair value, and the fair value at the end of the period of warrant liabilities:

Level 3:	June 30, 2024	December 31, 2023
Fair value at inception for December 31, 2023 or the beginning of the period for June 30, 2024	$(19,703)	$(7,717)
Change in fair value of warrant liabilities	6,917	(11,986)
Fair value as of period end	$(12,786)	$(19,703)

The Company uses the modified Black-Scholes option pricing model to determine the fair value of warrant liabilities. The following table summarizes the assumptions used to compute the fair value of the Company’s warrants:

	As of June 30, 2024	As of December 31, 2023
Expected stock price volatility	167%	143%
Risk-free interest rate	4.38%	3.85%
Dividends yield	0%	0%
Expected life of warrants (years)	4.00	4.50
Exercise price	$1.45	$1.45

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

4.          INVENTORIES

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. Inventories consisted of the following:

	June 30, 2024	December 31, 2023
Finished goods	$4,640	$3,521
Raw materials	2,326	2,738
Reserve for Obsolescence	(477)	(465)
Inventories - net	$6,489	$5,794

5.          PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2024	December 31, 2023
Production and lab equipment	$542	$542
Tooling	572	562
Computer equipment	618	615
Furniture, fixtures and improvements	196	196
	$1,928	$1,915
Accumulated depreciation	(1,636)	(1,406)
Property and equipment, net	$292	$509

Depreciation expense was $114 and $230 for the three and six months ended June 30, 2024, respectively, and $118 and $236 for the three and six months ended June 30, 2023, respectively.

6.          INTANGIBLE ASSETS AND GOODWILL

Intangible Assets, net

Intangible assets, net consisted of the following:

	June 30, 2024	December 31, 2023
Amortizable intangible assets:
Patents	$957	$873
Trademarks	262	248
Purchased software and technology	1,752	1,752
Customer Relationships	160	160
	$3,131	$3,033
Accumulated amortization	(1,026)	(806)
Total amortizable	$2,105	$2,227
Indefinite life assets (non-amortizable)	421	421
Total intangible assets, net	$2,526	$2,648

Amortization expense was $113 and $220 for the three and six months ended June 30, 2024, respectively, and $85 and $167 for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, future amortization expense is as follows:

2024 (6 months)	$227
2025	447
2026	360
2027	210
2028	210
Thereafter	651
Total estimated amortization expense	$2,105

Goodwill

There has been no change to the value of goodwill from December 31, 2023 through the period ended June 30, 2024.

7.          ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

We are obligated to pay royalties pursuant to an exclusive Amended and Restated Intellectual Property License Agreement (the “License Agreement”), dated as of September 30, 2016, with Syzygy Licensing, LLC (“Syzygy”), a private technology invention, consulting and licensing company owned and controlled by Elwood G. Norris, a founder and former officer and current 5% or greater stockholder of the Company, and James A. Barnes, a former officer and stockholder of the Company (see Note 13). Accounts payable includes $81 and $14 due to Syzygy as of June 30, 2024 and December 31, 2023, respectively.

Accrued liabilities consist of the following:

	June 30, 2024	December 31, 2023
Patent and legal costs	$184	$21
Accrued compensation	216	325
Warranty costs	55	72
Taxes and other	699	274
Total	$1,154	$692

Changes in our estimated product warranty costs were as follows:

	Six Months Ended June 30,
	2024	2023
Balance, beginning of period	$72	$125
Warranty settlements	(34)	(6)
Warranty provision	17	(44)
Balance, end of period	$55	$75

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

Amortization expense was $72 and $143 for the three and six months ended June 30, 2024, respectively, and $27 and $53 for the three and six months ended June 30, 2023, respectively

Operating lease expense for capitalized operating leases included in operating activities was $166 and $415 for the three months and six months ended June 30, 2024 , and $26 and $76 for the three and six months ended June 30, 2023, respectively.

Operating lease obligations recorded on the balance sheet at June 30, 2024 are:

Operating lease liability- short term	$621
Operating lease liability - long term	$1,638
Total Operating Lease Liability	$2,259

Future lease payments included in the measurement of lease liabilities on the balance sheet at June 30, 2024 for future periods are as follows:

2024 (6 months)	$222
2025	567
2026	507
2027	522
2028	538
Thereafter	1,273
Total future minimum lease payments	$3,629
Less imputed interest	$(1,370)
Total	$2,259

The weighted average remaining lease term is 6.41years, and the weighted average discount rate is 14.4%.

Certain leases contain provisions for payment of real estate taxes, insurance and maintenance costs by the Company. These expenses are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. The Company had $14 and $24 variable lease expenses for the three and six months ended June 30, 2024, respectively, and $6 and $25 for the three and six months ended June 30, 2023, respectively.

The Company had $4 and $15 short-term lease expense for the three and six months ended June 30, 2024, respectively, and $13 and $27 for the three and six months ended June 30, 2023, respectively. The Company does not have any finance leases.

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

The Series A Preferred Stock cannot be converted to Common Stock if the holder, other than Scot Cohen, V4 Global LLC or their transferees, and its affiliates would beneficially own more than 4.99%, or 9.99% at the election of the holder, of the outstanding Common Stock. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon notice to us, provided that any increase in this limitation will not be effective until 61 days after such notice from the holder to us and such increase or decrease will apply only to the holder providing such notice.

Except as required by law (including without limitation, the Delaware General Corporation Law (the “DGCL”)), the holders of the Series A Preferred Stock are entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series A Preferred Stock is entitled to be calculated assuming a conversion price of $1.414 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series A Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series A Certificate of Designations. To the extent that under the DGCL the vote of the holders of shares of Series A Preferred Stock, voting separately as a class or series, as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of a majority of the outstanding shares of Series A Preferred Stock, voting together in the aggregate and not in separate series unless required under the DGCL, represented at a duly held meeting at which a quorum is presented or by written consent of such majority (except as otherwise may be required under the DGCL) shall constitute the approval of such action by both the class or the series, as applicable.

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

The Certificate of Amendment amends the Certificate of Designations to, among other things, (A) allow for the payment of dividends in the form of Common Stock to a holder of the Series A Preferred Stock who serves as a director, officer or employee of the Company; provided that such issuance is approved by the Company’s stockholders prior to such issuance, which was subsequently further amended by the October 2024 Certificate of Amendment (as defined below), and (B) amend certain conditions required for (i) a mandatory conversion of the Series A Preferred Stock, and (ii) the Company’s right to redeem, all or a portion, of the Series A Preferred Stock outstanding pursuant to an optional redemption, in each case, pursuant to the terms of the Certificate of Designations. The Certificate of Amendment was filed with the Secretary of State of the State of Delaware on August 23, 2024.

On October 14, 2024, the Company entered into an Amendment Agreement (the “October 2024 Series A Amendment”) with the Required Holders (as defined in the Certificate of Designations). Pursuant to the October 2024 Series A Amendment, the Required Holders agreed to amend the Certificate of Designations (the “October 2024 Certificate of Amendment”). Pursuant to the October 2024 Certificate of Amendment, (i) the Series A Preferred Stock will be entitled to voting rights as described therein, (ii) certain holders of the Preferred Stock will not be subject to certain beneficial ownership limitations as described in the Certificate of Designations, and (iii) stockholder approval will not be required in connection with the payment of dividends in the form of Common Stock to a holder of the Series A Preferred Stock who serves as a director, officer or employee of the Company. The October 2024 Certificate of Amendment was filed with the Secretary of State of the State of Delaware on October 14, 2024.

At the time of issuance, $2,036 of the net proceeds less transaction cost of the Series A Purchase Agreement was allocated to the 10,000 shares of Series A Preferred Stock initially issued. During the three months ended December 31, 2023, 102 shares of the Series A Preferred Stock were converted into 76,440 shares of Common Stock and during the six months ended June 30, 2024 an additional 1,691 shares of Series A Preferred Stock were converted into 1,391,183 shares of Common Stock. As of June 30, 2024, the Company has authorized and declared $700 in dividends during the year of which $500 was accrued in accounts payable as of June 30, 2024.

11.          SHARE-BASED COMPENSATION

On March 31, 2017, the Company adopted, and the stockholders approved, the 2017 Stock Incentive Plan (the “Plan”) authorizing 2,000,000 shares of Common Stock for issuance as awards to employees, directors or consultants. In May 2019, the stockholders ratified an increase in the Plan authorizing an additional 2,100,000 shares of Common Stock; in June 2020 ratified an additional 1,900,000 shares of Common Stock; in June 2021 ratified an additional 1,500,000 shares of Common Stock; and in June 2022 ratified an additional 1,500,000 shares of Common Stock; for a total of 9,000,000 shares subject to the Plan. As of June 30, 2024, there were 849,534 shares of Common Stock remaining available for grant under the Plan.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2024:

		Weighted Average
	Options on Common Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding January 1, 2024	4,657,635	$2.52	8.75	$3,979
Granted	735,000	$2.90	-	-
Exercised	(232,081)	$2.53	-	-
Forfeited, cancelled, expired	(1,359,495)	$3.01	-	-
Outstanding June 30, 2024	3,801,059	$2.43	8.13	$1,195-
Exercisable June 30, 2024	1,019,9810	$4.09	4.81	$20

As of June 30, 2024, there were 2,510,893 service-based stock options outstanding, and 1,290,166 performance-based stock options outstanding which were granted in October 2023 to the Company's current Chief Executive Officer subject to future market capitalization targets.

The Company uses the Black-Scholes option pricing model to determine the fair value of service-based options granted. The following table summarizes the assumptions used to compute the fair value of options granted to employees and non-employees:

	For the Six Months
	Ended June 30,
	2024	2023
Expected stock price volatility	76%	49%
Risk-free interest rate	3.97%	3.64%
Expected dividend yield	0%	0%
Expected life of options	6.00	6.66
Weighted-average fair value of options granted	$2.90	$0.55

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

Stock option expense was ($33) and $434 for the three and six months ended June 30, 2024, respectively, and $255 and $567 for the three and six months ended June 30, 2023, respectively.

Restricted Stock Units

The Plan provides for the grant of restricted stock units (“RSUs”). RSUs are settled in shares of the Company’s Common Stock as the RSUs vest. The following table summarizes RSU activity for the six months ended June 30, 2024:

	Service-Based RSU's	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period (Years)
Unvested at January 1, 2024	810,588	$1.73	2.52
Granted - service based	739,836	$2.77	-
Vested	(159,805)	$2.85	-
Forfeited and cancelled	(237,727)	$2.26	-
Unvested at June 30, 2024	1,152,892	$2.15	5.19

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

RSU expense was $275 and $484 for the three and six months ended June 30, 2024, respectively, and $966 and $1,282 for the three and six months ended June 30, 2023, respectively.

Share-Based Compensation Expense

The Company recorded share-based compensation for options and RSUs in its statements of operations for the relevant periods as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Selling, general and administrative	$208	$990	$856	$1,552
Research and development	34	231	62	297
Total share-based expense	$242	$1,221	$918	$1,849

As of June 30, 2024, total estimated compensation cost of stock options granted and outstanding but not yet vested was $ 2,772 which is expected to be recognized over the weighted average period of 2.33years.

As of June 30, 2024, total estimated compensation cost of RSUs granted and outstanding but not yet vested was $2,206, which is expected to be recognized over the weighted average period of 5.19 years.

12.          DEFINED CONTRIBUTION PLAN

The Company has a defined contribution savings plan for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. This plan was formed on January 1, 2022. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company’s contributions for each of the six months ended June 30, 2024 and 2023 was $0.

13.          COMMITMENTS AND CONTINGENCIES

Related Party Technology License Agreement

The Company is obligated to pay royalties and development and patent costs pursuant to the License Agreement dated as of September 30, 2016, with Syzygy, a company owned and controlled by stockholder/consultant Mr. Elwood Norris and stockholder/consultant Mr. James Barnes. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000 in royalties or until September 30, 2026, whichever occurs earlier. The Company recorded $20 and $66 for the three and six months ended June 30, 2024, respectively, and $40 and $64 for the three and six months ended June 30, 2023, respectively related to such royalties. The maximum payout has been satisfied as of June 30, 2024.

Purchase Commitments

As of June 30, 2024, the Company was committed for approximately $941 for future component deliveries that are generally subject to modification or rescheduling in the normal course of business.

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

Litigation

The Company is subject to litigation and other claims in the ordinary course of business. The Company records a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. As of June 30, 2024, the Company had no provision for liability under existing litigation.

14.          RELATED PARTY TRANSACTIONS

Series A Preferred Stock

On June 29, 2023, the Company entered into the Series A Purchase Agreement with certain investors, including Scot Cohen, the Company’s Chief Executive Officer, and V4 Global LLC (“V4”). Mr. Cohen has voting and dispositive control with respect to the securities and is deemed to be the beneficial owner of the securities held by V4. Pursuant to the Series A Purchase Agreement, the Company issued Mr. Cohen and V4 an aggregate of 3,000 shares of Series A Preferred Stock and Series A Warrants to purchase up to an aggregate of 2,068,966 shares of Common Stock for aggregate gross proceeds of $3,000. For the six months ended June 30, 2024, Mr. Cohen earned dividends totaling $120 on his Series A Preferred Stock.

Consulting Services

Commencing in October 2017, the Company began reimbursing Mr. Elwood Norris, a former officer, current 5% stockholder and consultant of the Company, $1.5 per month on a month-to-month basis for laboratory facility costs which was terminated in January 2024 and $7.5 per month on a month-to month basis for invention consulting services, which was terminated in February 2024 for an aggregate of $15 and $23 during each of the three months ended June 30, 2024 and 2023, respectively.

The Company is obligated to pay royalties and development and patent costs pursuant to the License Agreement dated September 30, 2016, with Syzygy, a company owned and controlled by a 5% stockholder of the Company, Mr. Elwood Norris, and a former officer of the Company, Mr. James Barnes. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000 in royalties or until September 30, 2026, whichever occurs earlier. During the three months ended June 30, 2024 and 2023, the Company incurred royalties to Syzygy of $46 and $24, respectively.

See Notes 1, 7 and 13 for additional information on related party transactions and obligations.

15.          MAJOR CUSTOMERS AND RELATED INFORMATION

For the three months ended June 30, 2024, revenue from one distributor accounted for approximately 39% of revenue with no other single customer accounting for more than 10% of total revenue. For the three months ended June 30, 2023, revenue from two distributors accounted for approximately 21% and 20% of revenues, respectively, with no other single customer accounting for more than 10% of total revenue.

For the six months ended June 30, 2024, revenue from two distributors accounted for approximately 33% and 20% of revenue, respectively, with no other single customer accounting for more than 10% of total revenue. For the six months ended June 30, 2023, revenue from three distributors accounted for approximately 15%, 14% and 13% of revenue, respectively, with no other single customer accounting for more than 10% of total revenue.

At June 30, 2024, accounts receivable from one distributor accounted for 39% of net accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2023, accounts receivable from one distributor accounted for 67% of net accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

The following table summarizes revenue by geographic region. Revenue is attributed to countries based on customer’s delivery location:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Americas	$1,536	$1,168	$2,999	$1,878
Europe, Middle East and Africa	37	35	43	36
Asia Pacific	-	(1)	7	(1)
Total revenues	$1,573	$1,202	$3,049	$1,913

16.          SUBSEQUENT EVENTS

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

On October 14, 2024, the Company entered into an Amendment Agreement with the Required Holders (as defined in the Certificate of Designations), pursuant to which, the Required Holders agreed to amend the Certificate of Designations of the Company’s Series A Preferred Stock, as described below, by filing a Certificate of Amendment to the Certificate of Designations (the “October 2024 Certificate of Amendment”).

The October 2024 Certificate of Amendment amends the Certificate of Designations to, among other things, provide that, except as required by applicable law, the holders of the Series A Preferred Stock will be entitled to vote with holders of the Common Stock on an as converted basis, with the number of votes to which each holder of Series A Preferred Stock is entitled to be calculated assuming a conversion price of $1.414 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series A Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Certificate of Designations. The October 2024 Certificate of Amendment further provides that (i) certain holders of the Series A Preferred Stock will not be subject to certain beneficial ownership limitations as described in the Certificate of Designations, and (ii) stockholder approval will not be required in connection with the payment of dividends in the form of Common Stock to a holder of the Series A Preferred Stock who serves as a director, officer or employee of the Company. The Certificate of Amendment was filed with the Secretary of State, effective as of October 14, 2024.

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

Some agencies voluntarily report usage to Wrap but many do not. In the usage reports we have been provided, officers have reported successful outcomes in 84% of the use cases. This percentage is higher than what is often seen with less lethal tools. From the information we have been provided, the most common BolaWrap use case is for individuals with behavioral health issues, and the second most common BolaWrap use case is during domestic violence calls. 26% of the reported persons who are wrapped with the BolaWrap are thought to be under the influence of alcohol or drugs.

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

As part of our efforts to expand our sales and distribution operations, we provide a comprehensive training program for law enforcement officers and trainers in using the BolaWrap. This training equips them with knowledge about the appropriate use and limitations of BolaWrap in tandem with modern policing techniques for de-escalation of encounters. We now focus on also teaching when and why BolaWrap should be used, including the specific area of success, such as after verbal commands break down and before the law enforcement officer is ready to escalate to less lethal pain compliance tools. We believe that law enforcement trainers and officers who have been trained to use our products, or have witnessed demonstrations, are more inclined to support the acquisition and deployment of our products by their respective departments to drive successful outcomes. As of June 30, 2024, over 1,500 agencies have received BolaWrap training with over 5,300 training officers at those agencies certified as BolaWrap instructors and qualified to train the rest of their departments, representing an 12% increase in agencies and a 18% increase in trained officers as compared to June 30, 2023.

Operating expense as of $7.7 million for the six months ended June 30, 2024 decreased by $591 thousand, when compared to $8.3 million for the six months ended June 30, 2023, as a result of the Company’s cost containment initiatives enacted beginning during the first half of 2024 as well as a reduction in share-based compensation, offset by increased occupancy expenses related to the new the office space.

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

As of June 30, 2024, we had backlog of approximately $260 thousand which was delivered in the third quarter of 2024. Additionally, as of June 30, 2024, we had deferred revenue of $585 thousand which consisted of $122 thousand related to VR, $358 thousand related to Intrensic, and $105 thousand related to BolaWrap extended warranties and services. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation, in the normal course of business.

Since inception, we have generated significant losses from operations and anticipate that we will continue to generate significant losses from operations for the foreseeable future. We believe that we have adequate financial resources to sustain our operations for the twelve months. We recorded net loss of $268 thousand during the first half of fiscal 2024 as compared to net loss of $9.0 million during the first half of fiscal 2023, an improvement of approximately $8.7 million for the comparable period. Net cash used in operations during the six months ended June 30, 2024, was $6.5 million more than net cash used in operations during the six months ended June 30, 2023. This increase in net cash used in operations during the first six months of 2024 was primarily driven by an increase in accrued liabilities primarily resulting from deposits made in June 2023 in advance of the preferred stock issued in July 2023 accounted for as a

We expect that we will continue to innovate new applications for our public safety technology, open new geographies, develop new products and technologies to meet diverse customer requirements and identify and develop new markets for our products.

Supply chain disruptions also affected our operations and could negatively impact our ability to source materials, manufacture and distribute products in the future. Moreover, financial markets continue to experience significant volatility, which could potentially affect our ability to enter into or modify favorable terms and conditions regarding equity and debt financing activities. Nevertheless, we had $4.6 million in cash and cash equivalents and short-term investments as of June 30, 2024. We therefore believe we have sufficient capital to fund our operations for the next twelve months. However, we may require additional working capital and liquidity constraints and access to capital markets could still negatively affect our liquidity and may require changes to our plan of operations.

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

On August 16, 2024, the Company received a notice from Nasdaq notifying the Company that as it has not yet filed its Quarterly Report on Form 10-Q (the “Q2 Form 10-Q,” and collectively with the Q1 Form 10-Q, the “Delinquent Filings”) for the six months ended June 30, 2024, that the Company is not in compliance with the Listing Rule for continued listing on Nasdaq.

The Company previously submitted a plan to Nasdaq to regain compliance with respect to the delinquent 2023 Form 10-K and Q1 Form 10-Q (the “Plan”), and Nasdaq granted an exception until August 30, 2024, to file the delinquent 2023 Form 10-K and Q1 Form 10-Q. On August 28, 2024, the 2023 Form 10-K was filed with the SEC and on September 25, 2024, the Q1 Form 10-Q was filed with the SEC. Nasdaq granted the Company an additional exception of up to a maximum of 180 calendar days from the filing due date of the 2023 Form 10-K to file the Delinquent Filings, or until October 14, 2024, to regain compliance.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Other than the warrants and business combination described above, there were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the period ended June 30, 2024. Our accounting policies are more fully described in Note 1. Organization and Summary of Significant Accounting Policies in the notes to our audited consolidated financial statements included in the Annual Report.

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

Results of Operations

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023 (Unaudited)

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except percentage change)
Revenues:
Product sales	$1,251	$1,034	$217	21%
Other revenue	322	168	154	92%
Total revenues	1,573	1,202	371	31%
Cost of revenue	589	534	55	10%
Gross profit	984	668	316	47%

Operating expenses:
Selling, general and administrative	3,475	4,745	(1,270)	(27)%
Research and development	679	1,002	(323)	(32)%
Total operating expenses	4,154	5,747	(1,593)	(28)%
Loss from operations	$(3,170)	$(5,079)	$1,909	(38)%

Revenue

We reported net revenue of $1.6 million for the three months ended June 30, 2024, as compared to $1.2 million for the three months ended June 30, 2023, a 31% increase over the prior year. The increase in 2024 is a result of added revenues of $197 thousand from the Company’s acquisition of Intrensic in August 2023 as well as approximately $69 thousand increase in Wrap Reality sales.

We incurred product promotional costs of $94 thousand during the three months ended June 30, 2024, representing a 58% increase compared to the three months ended June 30, 2023, related primarily to BolaWrap 150 demonstration products and the cost of training products and accessories delivered to law enforcement agencies that were expensed as marketing costs. We are responding to increased demand for training as a result of expanded product and brand awareness and increased successful field use by agencies.

Gross Profit

Our gross profit for the three months ended June 30, 2024, was $984 thousand, or a gross margin of 63%. Our gross profit for the three months ended June 30, 2023, was $668 thousand, or a gross margin of 56%. The increase in gross profit represented a 47% increase compared to the three months ended June 30, 2023, as a result of higher volume of the Bola Wrap 150 product with higher margins as compared to previous production due to design changes and improved pricing as well as the added high-margin revenue from the Company’s Intrensic acquisition in August 2023.

As our revenue history is limited, historical margins may not accurately reflect future margins. However, we expect higher margins with the production of the BolaWrap 150 compared to previous production due to design changes and improved pricing as well as our higher margin revenue from the Intrensic product offerings. Our margins are also subject to variations based on the sales channels and product mix through which our products are sold. At present, our cassettes have lower margins than BolaWrap devices. As we scale cassette production, we will look to reduce our costs and drive higher cassette margins. Cassettes were a total of 11% of our overall revenue in the three months ended June 30, 2024, and will continue to grow as a recurring revenue base as more BolaWrap devices are in the field and the usage of BolaWrap increases due to the need of officers to de-escalate earlier to prevent injuries and use of higher levels of force.

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

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense of $3.5 million for the three months ended June 30, 2024, was reduced by $1.2 million when compared to $4.7 million for the three months ended June 30, 2023. The decrease in SG&A expense was primarily the result of the Company’s cost containment initiatives enacted beginning during the first half of 2024 as well as a reduction in share-based compensation, offset by increased occupancy expenses related to the new the office space.

Share-based compensation costs allocated to SG&A decreased to $208 thousand for the three months ended June 30, 2024, compared to $990 thousand for the three months ended June 30, 2023.

Salaries and burden costs of $1.0 million for the three months ended June 30, 2024, were approximately $546 thousand lower than the three months ended June 30, 2023. This reduction reflects an approximate 32% reduction in the Company’s workforce including a reduction of certain C-Level positions. During the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, we increased professional and consulting fees by $46 thousand reflecting the added variable resource needs as a result of the reduction in the Company’s full-time headcount. We expect expenditures for SG&A expenses in 2024 to continue to decline in the second half of 2024, as a result of the Company’s cost cutting initiatives.

Advertising and promotion costs were $207 thousand for the three months ended June 30, 2024, or a decrease of $74 thousand as compared to $281 thousand during the three months ended June 30, 2023. The changes in advertising costs were primarily related to a $118 thousand decrease in trade show costs offset by slight increases in digital marketing campaigns.

Research and Development Expense

Research and development expense decreased by $323 thousand for the three months ended June 30, 2024, when compared to the three months ended June 30, 2023. We incurred a $60 thousand period over period decrease in compensation expense as well as a $197 thousand period over period decrease in share-based compensation expense allocated to research and development expense as a result of reduction of personnel. Outside consulting costs increased by $27 thousand for the three months ended June 30, 2024, when compared to the three months ended June 30, 2023, primarily due to the Company’s move to a more variable cost model.

Operating Loss

Loss from operations of $3.2 million during the three months ended June 30, 2024, was a reduction of $1.9 million compared to loss from operations of $5.1 million during the three months ended June 30, 2023, primarily reflecting the reduced operating costs and increased gross margins from new products.

Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Report.

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(in thousands, except for percentage change)
Revenue:
Product sales	$2,578	$1,650	$928	56%
Other revenue	471	263	208	79%
Total revenue	3,049	1,913	1,136	59%
Cost of revenue	1,229	893	336	38%
Gross profit	1,820	1,020	800	78%

Operating expense:
Selling, general and administrative	7,695	8,286	(591)	(7)%
Research and development	1,434	2,073	(639)	(31)%
Total operating expense	9,129	10,359	(1,230)	(12)%
Loss from operations	$(7,309)	$(9,339)	$2,030	(22)%

Revenue

We reported net revenue of $3.0 million for the six months ended June 30, 2024, as compared to $1.9 million for the six months ended June 30, 2023, a 59% increase. The increase in 2024 is primarily a result of increased sales of BolaWrap devices, cartridges and accessories of $532 thousand, added revenues of $287 thousand from the Company’s acquisition of Intrensic in August 2023, as well as approximately $151 thousand increase in Wrap Reality. We incurred discounts of $18 thousand during the six months ended June 30, 2024, compared to $64 thousand for the six months ended June 30, 2023. We expect a decline to minimal discounts throughout 2024 as we have phased out our promotional upgrade offer.

We incurred product promotional costs of $155 thousand during the six months ended June 30, 2024, related primarily to BolaWrap 150 demonstration products and the cost of training products and accessories delivered to law enforcement agencies that were expensed as marketing costs. We are responding to increased demand for training as a result of expanded product and brand awareness and increased successful field use by agencies but, due to increased awareness, expect reductions in product promotional costs throughout 2024.

We had $585 thousand of deferred revenue on June 30, 2024, of which $122 thousand is related to VR, $358 thousand is related to Intrensic, and $105 thousand is related to BolaWrap extended warranties and services. As we potentially secure increased bookings for Wrap Reality as well as BolaWrap extended warranties, we expect our deferred revenue to grow in future quarters.

On June 30, 2024, we had backlog of $260 thousand expected to be delivered in the third quarter of 2024. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or, in some instances, cancellation in the normal course of business.

Gross Profit

Our gross profit for the six months ended June 30, 2024, was $1.8 million, or a gross margin of 60%. Our gross profit for the six months ended June 30, 2023, was $1.0 million, or a gross margin of 53%. The increase in gross profit represented a 78% increase over prior year as a result of higher volume of the Bola Wrap 150 product with higher margins as compared to previous production due to design changes and improved as well as the added high-margin revenue from the Company’s Intrensic acquisition in August 2023.

As our revenue history is limited, historical margins may not accurately reflect future margins. However, we expect higher margins with the production of the BolaWrap 150 compared to previous production due to design changes and improved pricing. Our margins are also subject to variations based on the sales channels and product mix through which our products are sold. At present, our cassettes have lower margins than BolaWrap devices. As we scale cassette production, we will look to reduce our costs and drive higher cassette margins. Cassettes were a total of 13% of our overall revenue for the six months ended June 30, 2024, and will continue to grow as a recurring revenue base as more BolaWrap devices are in the field and the usage of BolaWrap increases due to the need of officers to de-escalate earlier to prevent injuries and use of higher levels of force.

We regularly introduce updates and revisions to our products, which may include changes to raw materials and components, and can impact our product costs. Given our limited experience with warranty costs, our estimated future warranty expense may affect our gross margins.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense of $7.7 million for the six months ended June 30, 2024 decreased by $591 thousand, when compared to $8.3 million for the six months ended June 30, 2023, as a result of the Company’s cost containment initiatives enacted beginning during the first half of 2024 as well as a reduction in share-based compensation, offset by increased occupancy expenses related to the new the office space.

Share-based compensation costs allocated to SG&A decreased to $856 thousand for the six months ended June 30, 2024, compared to $1.6 million for the six months ended June 30, 2023. This $696 thousand decrease resulted primarily due to changes in management, one-time costs in the prior year period, and changes in the Company’s stock price.

Salaries and burden costs of $1.0 million for the six months ended June 30, 2024, was a $534 thousand decrease compared to the six months ended June 30, 2023. During six months ended June 30, 2024, as compared to the six months ended June 30, 2023, we increased our occupancy costs by $336 thousand, professional fees by $115 thousand and our digital marketing costs by $117 thousand. We expect expenditures for SG&A expense in 2024 to be lower than 2023 as a result of the Company’s cost containment initiatives enacted in the first half of 2024.

Advertising and promotion costs were $470 thousand for the six months ended June 30, 2024, or an increase of $25 thousand as compared to $445 thousand during the six months ended June 30, 2023. The increase in advertising costs was related to increases in video and testimonial costs offset by reductions trade shows and other cost containment efforts.

Research and Development Expense

Research and development expense decreased by $639 thousand for the six months ended June 30, 2024, when compared to the six months ended June 30, 2024. We incurred a $156 thousand period over period decrease in compensation expense allocated to research and development expense as a result of personnel changes along with a $230 thousand period over period decrease in share-based compensation expense allocated to research and development expense as a result of personnel changes. Outside consulting costs decreased by $93 thousand and material costs were lower by $68 thousand for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Operating Loss

Loss from operations of $7.3 million during the six months ended June 30, 2024, represents a reduction of $2.0 million compared to loss from operations of $9.3 million during the six months ended June 30, 2023, reflecting increased margin and the focus on reducing operating costs.

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

We have experienced net losses and negative cash flows from operations since our inception. As of June 30, 2024, we had cash and cash equivalents of $4.6 million, negative working capital of $1.1 million primarily reflecting the $12.8 million value of the Series A Warrants recorded in connection with the issuance of the Series A Preferred Stock in July 2023, and had sustained cumulative losses attributable to stockholders of $99.0 million. Our working capital net of the warrants-short term at June 30, 2024 was $5.8 million lower compared to December 31, 2023, as a result of operating losses of $7.3 million for the period. Our working capital as of June 30, 2024, was negatively affected by the continued operating losses during the prior twelve months. We believe we have sufficient capital to fund our operations for the next twelve months. However, liquidity constraints and access to capital markets could still negatively affect our liquidity and may require changes to our investment strategy.

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

2023 Offering

On June 29, 2023, the Company entered into a Series Purchase Agreement (“Series A Purchase Agreement”) with certain accredited investors, including the Company’s Executive Chairman and Chief Executive Officer (collectively, the “Series A Investors”), pursuant to which it agreed to sell to the Series A Investors in a registered direct offering (the “Series A Offering”) (i) an aggregate of 10,000 shares of Series A Preferred Stock, initially convertible into up to 6,896,553 shares of the Company’s Common Stock, at an initial conversion price of $1.45, and (ii) warrants (the “Series A Warrants”) to acquire up to an aggregate of 6,896,553 shares of Common Stock (the “Series A Warrant Shares”). The conversion price of the Series A Preferred Stock is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable conversion price (subject to certain exceptions). The closing of the Series A Offering occurred on July 3, 2023. The aggregate gross proceeds from the Series A Offering were $10 million. The Company expects to use the net proceeds from the Series A Offering for general corporate purposes.

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

The Series A Preferred Stock cannot be converted to Common Stock if the holder, other than Scot Cohen, V4 Global LLC or their transferees, and its affiliates would beneficially own more than 4.99%, or 9.99% at the election of the holder, of the outstanding Common Stock. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon notice to us, provided that any increase in this limitation will not be effective until 61 days after such notice from the holder to us and such increase or decrease will apply only to the holder providing such notice.

Except as required by law (including without limitation, the Delaware General Corporation Law (the “DGCL”)), the holders of the Series A Preferred Stock are entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series A Preferred Stock is entitled to be calculated assuming a conversion price of $1.414 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series A Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series A Certificate of Designations. To the extent that under the DGCL the vote of the holders of shares of Series A Preferred Stock, voting separately as a class or series, as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of a majority of the outstanding shares of Series A Preferred Stock, voting together in the aggregate and not in separate series unless required under the DGCL, represented at a duly held meeting at which a quorum is presented or by written consent of such majority (except as otherwise may be required under the DGCL) shall constitute the approval of such action by both the class or the series, as applicable.

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

The Certificate of Amendment amends the Certificate of Designations to, among other things, (A) allow for the payment of dividends in the form of Common Stock to a holder of the Series A Preferred Stock who serves as a director, officer or employee of the Company; provided that such issuance is approved by the Company’s stockholders prior to such issuance, which was subsequently further amended by the October 2024 Certificate of Amendment (as defined below), and (B) amend certain conditions required for (i) a mandatory conversion of the Series A Preferred Stock, and (ii) the Company’s right to redeem, all or a portion, of the Series A Preferred Stock outstanding pursuant to an optional redemption, in each case, pursuant to the terms of the Certificate of Designations.

On October 14, 2024, the Company entered into an Amendment Agreement (the “October 2024 Series A Amendment”) with the Required Holders (as defined in the Certificate of Designations). Pursuant to the October 2024 Series A Amendment, the Required Holders agreed to amend the Certificate of Designations (the “October 2024 Certificate of Amendment”). Pursuant to the October 2024 Certificate of Amendment, (i) the Series A Preferred Stock will be entitled to voting rights as described therein, (ii) certain holders of the Preferred Stock will not be subject to certain beneficial ownership limitations as described in the Certificate of Designations, and (iii) stockholder approval will not be required in connection with the payment of dividends in the form of Common Stock to a holder of the Series A Preferred Stock who serves as a director, officer or employee of the Company. The October 2024 Certificate of Amendment was filed with the Secretary of State of the State of Delaware on October 14, 2024.

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

Cash Flows

Cash Flows from Operating Activities

During the six months ended June 30, 2024, net cash used in operating activities was $7.2 million. The net loss of $268 thousand was decreased by non-cash income of $6.9 million related to the change in fair value of warrants and increased by non-cash expense of $1.4 million consisting primarily of share-based compensation expense of $918 thousand and depreciation and amortization of $451 thousand. Other major component changes using operating cash included an increase of $707 thousand in inventories and a decrease in customer deposits of $1.0 million.

During the six months ended June 30, 2023, net cash used in operating activities was $776 thousand. The net loss of $9.0 million was decreased by non-cash expense of $2.3 million consisting primarily of share-based compensation expense of $1.9 million. Other major component changes using operating cash included an increase of $2.6 million in inventories and a net increase in accounts payable and accrued liabilities of $7.7 million. A decrease in accounts receivable of $884 thousand reduced the cash used in operating activities.

Cash Flows from Investing Activities

During the six months ended June 30, 2024, we had proceeds from maturities of short-term investments of $5.0 million. During the six months ended June 30, 2024, we used $13 thousand of cash for the purchase of property and equipment and invested $97 thousand in patents.

During the six months ended June 30, 2023, we used $2.7 million of cash to purchase short-term investments and we had proceeds from maturities of short-term investments of $10 million. During the six months ended June 30, 2023, we used $66 thousand of cash for the purchase of property and equipment and invested $176 thousand in patents.

Cash Flows from Financing Activities

During the six months ended June 30, 2024, we received $588 thousand in proceeds from the exercise of previously issued stock options and paid $120 thousand in cash dividends on the Company’s Series A Preferred Stock. During the six months ended June 30, 2023, we received $0 in proceeds from the exercise of previously issued stock options.

Contractual Obligations and Commitments

Pursuant to that certain exclusive Amended and Restated Intellectual Property License Agreement dated September 30, 2016, by and between the Company and Syzygy Licensing, LLC (“Syzygy”), we are obligated to pay to Syzygy a 4% royalty fee on future product sales up to an aggregate amount of $1.0 million in royalty payments or until September 30, 2026, whichever occurs earlier. We recorded $66 thousand for royalties during the six months ended June 30, 2024. The maximum payout has been satisfied as of June 30, 2024.

In January 2022, we extended our Tempe, Arizona facility lease for three years through July 2025 and we are committed to aggregate lease payments on the facility lease of $126 thousand in 2024 and $75 thousand in 2025.

In September 2023, we committed to a lease of office space in Coconut Grove, Florida in a multi-year term concluding in 2031 which includes aggregate lease payments remaining totaling $3.6 million.

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

As of June 30, 2024, we were committed for approximately $941 thousand for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

Effects of Inflation

During the three months ended June 30, 2024, and the year ended December 31, 2023, we had experienced increased costs in labor and materials due to inflation. We believe throughout 2024 that low unemployment and higher salaries will create higher payroll costs and increased operating expense in the business. We have seen increases in costs from multiple suppliers for materials as well as labor.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of business.

The information set forth in Note 13 Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference herein.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2024, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Certificate of Amendment to Certificate of Designations

On October 14, 2024, the Company entered into an Amendment Agreement with the Required Holders (as defined in the Certificate of Designations), pursuant to which, the Required Holders agreed to amend the Certificate of Designations of the Company’s Series A Preferred Stock, as described below, by filing a Certificate of Amendment to the Certificate of Designations (the “October 2024 Certificate of Amendment”).

The October 2024 Certificate of Amendment amends the Certificate of Designations to, among other things, provide that, except as required by applicable law, the holders of the Series A Preferred Stock will be entitled to vote with holders of the Common Stock on an as converted basis, with the number of votes to which each holder of Series A Preferred Stock is entitled to be calculated assuming a conversion price of $1.414 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series A Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Certificate of Designations. The October 2024 Certificate of Amendment further provides that (i) certain holders of the Series A Preferred Stock will not be subject to certain beneficial ownership limitations as described in the Certificate of Designations, and (ii) stockholder approval will not be required in connection with the payment of dividends in the form of Common Stock to a holder of the Series A Preferred Stock who serves as a director, officer or employee of the Company. The Certificate of Amendment was filed with the Secretary of State, effective as of October 14, 2024.

2024 Annual Meeting of Stockholders

On October 7, 2024, the Board of Directors of the Company determined that the Company’s 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”) will be held on Monday, December 23, 2024, and that the record date for the determination of stockholders of the Company entitled to receive notice of and to vote at the 2024 Annual Meeting shall be the close of business on November 5, 2024. The time and location of the 2024 Annual Meeting will be as set forth in the Company’s definitive proxy statement for the 2024 Annual Meeting to be filed with the Securities and Exchange Commission.

Due to the fact that the date of the 2024 Annual Meeting has been changed by more than 30 days from the anniversary date of the 2023 Annual Meeting of Stockholders, the Company is providing the due date for submission of any qualified stockholder proposal or qualified stockholder nominations.

Stockholders of the Company who wish to have a proposal considered for inclusion in the Company’s proxy materials for the 2024 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act must ensure that such proposal is received by the Company’s Chief Executive Officer, Scot Cohen, at 1817 W 4th Street, Tempe, Arizona 85281, on or before the close of business on October 21, 2024 which the Company has determined to be a reasonable time before it expects to begin in print and send its proxy materials in accordance with Rule 14a-5(f) and Rule 14a-8(e) under the Exchange Act. Any such proposal must also meet the requirements set forth in the rules and regulations of the Securities and Exchange Commission in order to be eligible for inclusion in the proxy materials for the 2024 Annual Meeting.

In addition, in accordance with the requirements contained in the Company’s amended and restated Bylaws (“Bylaws”), stockholders of the Company who wish to bring business before the 2024 Annual Meeting outside of Rule 14a-8 of the Exchange Act or to nominate a person for election as a director must ensure that written notice of such proposal (including all information specified in the Company’s Bylaws) is received by the Company’s Chief Executive Officer at the address specified above no later than the close of business on October 21, 2024. Any such proposal must meet the requirements set forth in the Company’s Bylaws in order to be brought before the 2024 Annual Meeting.

In addition, to comply with the universal proxy rules, stockholders who intend to solicit proxies in support of director nominees other than our nominees must provide notice that sets forth the information required by Rule 14a-19 under the Exchange Act by October 21, 2024.

Item 6. Exhibits

Exhibit Number	Description
3.1

Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2024).

3.2*	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock.
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

10.3*	Form of Amendment, dated October 14, 2024, by and between Wrap Technologies, Inc. and the investors party thereto.
31*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer and Principal Financial Officer.
32**	Section 1350 Certification - Principal Executive Officer and Principal Financial Officer.
Extensible Business Reporting Language (XBRL) Exhibits*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

* Filed concurrently herewith

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wrap Technologies, Inc.

October 15, 2024	By:	/s/ Scot Cohen
Scot Cohen Chief Executive Officer (Principal Executive Officer and Interim Principal Financial Officer and Principal Accounting Officer)