Form 10-Q
period 2024-09-30
WRAP TECHNOLOGIES, INC.
filed 2024-11-14
CIK 1702924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, a total of 45,882,902 shares of the Registrant’s common stock, par value $0.0001 per share (“Common Stock”), were issued and outstanding.

WRAP TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wrap Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	September 30, 2024 (unaudited)	December 31, 2023 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,867	$3,955
Short-term investments	-	7,500
Accounts receivable and contract assets, net	778	3,025
Inventories, net	6,311	5,794
Prepaid expense and other current assets	288	953
Total current assets	12,244	21,227
Property and equipment, net	210	509
Operating lease right-of-use asset, net	2,039	2,256
Intangible assets, net	2,439	2,648
Goodwill	1,639	1,610
Other assets	214	251
Total assets	$18,785	$28,501

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,278	$1,110
Accrued liabilities	1,007	692
Customer deposits	46	1,002
Deferred revenue - short term	622	407
Operating lease liability - short term	514	616
Warrants	7,186	19,703
Total current liabilities	10,653	23,530

Long-term liabilities:
Deferred revenue - long term	51	137
Operating lease liability - long term	1,675	1,671
Total long-term liabilities	1,726	1,808
Total liabilities	$12,379	$25,338

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 45,869,390 and 43,855,503 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	$4	$4
Convertible Preferred Stock - 10,000 authorized, par value $0.0001 per share; 8,207 and 9,898 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	-	-
Additional paid-in capital	103,685	101,147
Accumulated deficit	(97,283)	(97,988)

Total stockholders' equity	6,406	3,163
Total liabilities and stockholders' equity	$18,785	$28,501

See accompanying notes to unaudited condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023
Revenues:
Product sales	$434	$3,248	$3,012	$4,897
Other revenue	159	383	630	647
Total revenues	593	3,631	3,642	5,544
Cost of revenues	358	1,454	1,587	2,347
Gross profit	235	2,177	2,055	3,197

Operating expenses:
Selling, general and administrative	3,334	4,317	11,029	12,604
Research and development	527	610	1,960	2,683
Total operating expenses	3,861	4,927	12,989	15,287
Loss from operations	(3,626)	(2,750)	(10,934)	(12,090)

Other income (expense):
Interest Income	21	90	154	413
Change in fair value of warranty liabilities	5,600	(117)	12,517	(117)
Other	(5)	(6)	(15)	(25)
Total other income (expense), net	5,616	(33)	12,656	271
Net income (loss)	$1,990	$(2,783)	$1,722	$(11,819)

Less: Convertible preferred stock dividends	(317)	(193)	(1,017)	(193)
Net income (loss) attributable to common stockholders	$1,673	$(2,976)	$705	$(12,012)

Net income (loss) per basic and diluted common share	$0.04	$(0.07)	$0.02	$(0.29)
Weighted average common shares used to compute net loss per basic and diluted common share	45,861,208	42,652,481	45,067,793	41,914,512

Comprehensive income (loss):
Net income (loss)	$1,990	$(2,783)	$1,722	$(11,819)
Comprehensive income (loss)	$1,990	$(2,783)	$1,722	$(11,819)

See accompanying notes to unaudited condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(in thousands, except share amounts)

(unaudited)

Three Months Ended September 30, 2024

	Common Stock		Convertible Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at July 1, 2024	45,793,112	$4	8,207	$-	$102,793	$(98,956)	$-	$3,841

Share-based compensation expense	-	-	-	-	896	-	-	896
Dividends on convertible preferred stock	-	-	-	-	(4)	(317)	-	(321)
Common shares issued upon vesting of restricted stock units	76,278	-	-	-	-	-	-	-

Net income for the period	-	-	-	-	-	1,990	-	1,990
Balance at September 30, 2024	45,869,390	$4	8,207	$-	$103,685	$(97,283)	$-	$6,406

Nine Months Ended September 30, 2024
Balance at January 1, 2024	43,855,503	$4	9,898	$-	$101,147	$(97,988)	$-	$3,163
Common shares issued upon exercise of stock options	232,081	-	-	-	588	-	-	588
Share-based compensation expense	-	-	-	-	1,814	-	-	1,814
Dividends on convertible preferred stock	128,233	-	-	-	136	(1,017)	-	(881)
Common shares issued upon convertible preferred stock exercising conversion rights	1,391,183	-	(1,691)	-	-	-	-	-
Common shares issued upon vesting of restricted stock units	262,390	-	-	-	-	-	-	-
Net income for the period	-	-	-	-	-	1,722	-	1,722
Balance at September 30, 2024	45,869,390	$4	8,207	$-	$103,685	$(97,283)	$-	$6,406

See accompanying notes to unaudited condensed consolidated interim financial statements.

Three Months Ended September 30, 2023

	Common Stock		Convertible Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at July 1, 2023	41,910,687	$4	-	$-	$96,182	$(76,411)	$-	$19,775

Share-based compensation expense	-	-	-	-	(201)	(1)	-	(202)
Dividends on convertible preferred stock	-	-	-	-	-	(193)	-	(193)
Convertible preferred stock issued, net of offering costs	-	-	10,000	-	2,036	-	-	2,036
Common shares issued upon vesting of restricted stock units	128,549	-	-	-	-	-	-	-
Issuance of common stock for acquisition	1,250,000	-	-	-	1,938	-	-	1,938
Net loss for the period	-	-	-	-	-	(2,783)	-	(2,783)
Balance at September 30, 2023	43,289,236	$4	10,000	$-	$99,955	$(79,388)	$-	$20,571

Nine Months Ended September 30, 2023
Balance at January 1, 2023	41,175,993	$4	-	$-	$94,333	$(67,376)	$94	$27,055
Common shares issued upon exercise of stock options	250	-	-	-	-	-	-	-
Share-based compensation expense	-	-	-	-	1,648	-	-	1,648
Dividends on convertible preferred stock	-	-	-	-	-	(193)	-	(193)
Convertible preferred stock issued, net of offering costs	-	-	10,000	-	2,036	-	-	2,036
Common shares issued upon vesting of restricted stock units	862,993	-	-	-	-	-	-	-
Issuance of common stock for acquisition	1,250,000	-	-	-	1,938	-	-	1,938
Settlement – US Treasury bills	-	-	-	-	-	-	(94)	(94)
Net loss for the period	-	-	-	-	-	(11,819)	-	(11,819)
Balance at September 30, 2023	43,289,236	$4	10,000	$-	$99,955	$(79,388)	$-	$20,571

See accompanying notes to unaudited condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$1,722	$(11,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	646	675
Share-based compensation	1,814	1,648
Warranty provision	(37)	(8)
Change in fair value of warrant liabilities	(12,517)	117
Non-cash lease expense	217	80
Provision for doubtful accounts	(89)	(48)
Inventory obsolescence reserve	12	-
Changes in assets and liabilities:
Accounts receivable	2,337	(1,353)
Inventories	(529)	(1,780)
Prepaid expenses and other current assets	666	13
Accounts payable	168	(67)
Operating lease liability	(99)	(80)
Customer deposits	(956)	2
Accrued liabilities and other	(370)	(322)
Warranty settlement	(42)	(8)
Deferred Revenue	130	32
Changes in other non-current assets and goodwill	8	-
Net cash used in operating activities	(6,919)	(12,918)

Cash Flows From Investing Activities:
Purchase of short-term investments		(6,145)
Proceeds from maturities of short-term investments	7,500	10,000
Capital expenditures for property and equipment	(13)	(133)
Investment in patents and trademarks	(124)	(277)
Purchase of intangible assets	-	(60)
Net cash paid for acquisition of Intrensic	-	(551)
Proceeds (cash outlay for) long-term deposits	-	(66)
Net cash provided by investing activities	7,363	2,768

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	588	-
Proceeds from issuance of warrants and convertible preferred stock, net of offering costs	-	9,754
Dividends settled in Cash	(120)	-
Net cash provided by financing activities	468	9,754

Net (decrease) increase in cash and cash equivalents	912	(396)
Cash and cash equivalents, beginning of period	3,955	5,330
Cash and cash equivalents, end of period	$4,867	$4,934

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Change in unrealized gain on short-term investments	$94	$(94)
Issuance of common stock for acquisition	-	(1,938)
Net assets acquired from acquisition	-	147
Convertible preferred stock issued, net of offering costs	-	(2,036)
Warrant liabilities	-	(7,834)
Dividends on convertible preferred stock	$(1,017)	(193)
Dividends settled with common stock	$140	-

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

Warrants

The Company accounts for warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Net Income (Loss) per Share

Basic net income (loss) per share (EPS) is computed by dividing net income (loss), less any dividends, accretion or decretion, redemption or induced conversion, if any, on our Series A Preferred Stock, by the weighted average number of shares outstanding during the reported period.

In computing diluted EPS, we adjust the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the Series A Preferred Stock. Such add-back would also include any adjustments to equity in the period to accrete the Series A Preferred Stock to its redemption price, or recorded upon a redemption or induced conversion, if any. We adjust the denominator used in the basic EPS computation, subject to anti-dilution requirements, to include the dilution from potential shares resulting from the issuance of the Series A Preferred Stock, restricted stock units, and stock options. Stock options and restricted stock units exercisable or issuable for a total of 4,979,745 and 2,668,750 shares of Common Stock were outstanding as of September 30, 2024 and 2023, respectively. These securities are not included in the computation of diluted net loss per common share for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Balance Sheet and Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2023, as well as the Consolidated Statements of Stockholder’s Equity for the three and nine months ended September 30, 2023, to reclassify the Series A Convertible Preferred Stock at par value.

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

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced, and a receivable is recorded. A contract asset is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract. The Company may receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below details the activity in the Company's contract liabilities during the nine months ended September 30, 2024.

	Customer	Deferred
	Deposits	Revenue
Balance at January 1, 2024	$1,002	$544
Additions, net	65	724
Transfer to revenue	(1,022)	(595)
Balance at September 30, 2024	$45	$673
Current portion	$45	$622
Long-term portion	$-	$51

As of September 30, 2024, the Company’s deferred revenue of $673 consisted of $97 related to VR, $463 related to Intrensic, $98 related to BolaWrap extended warranties and services and $15 related to training.

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

The following table shows the Company’s short-term investments by significant investment category as of September 30, 2024, and December 31, 2023.

	As of September 30, 2024
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$4,217	-	$-	$4,217
Certificate of Deposits	-	-	-	-
Total Financial Assets	$4,217	$-	$-	$4,217

	As of December 31, 2023
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$1,793	-	-	$1,793
Certificate of Deposits	7,500	-	-	7,500
Total Financial Assets	$9,293	$-	$-	$9,293

Unrealized gains or losses resulting from our short-term investments are recorded in accumulated other comprehensive gain or loss as they are classified as available for sale. During the nine months ended September 30, 2024, as well as the nine months ended September 30, 2023, no gain (loss) was recorded to comprehensive loss.

The warrant liabilities are measured at fair value on a recurring basis. The subsequent measurement of the warrant liabilities as of September 30, 2024, is classified as Level 3 due to the use of an observable market quote in a non-active market and the management’s assumption of the expected stock price volatility.

The following table presents the fair value in the beginning of the period, the changes in the fair value, and the fair value at the end of the period of warrant liabilities:

	September 30, 2024	December 31, 2023
Level 3:
Fair value at inception for December 31, 2023, or the beginning of the period for September 30, 2024	$(19,703)	$(7,717)
Change in fair value of warrant liabilities	12,517	(11,986)
Fair value as of period end	$(7,186)	$(19,703)

The Company uses the modified Black-Scholes option pricing model to determine the fair value of warrant liabilities. The following table summarizes the assumptions used to compute the fair value of the Company’s warrants:

	As of September 30, 2024	As of December 31, 2023
Expected stock price volatility	100%	143%
Risk-free interest rate	3.57%	3.85%
Dividends yield	0%	0%
Expected life of warrants (years)	3.75	4.50
Exercise price	$1.45	$1.45

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

4.          INVENTORIES

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. Inventories consisted of the following:

	As of September 30, 2024	As of December 31, 2023
Finished goods	$4,493	$3,521
Raw materials	2,295	2,738
Reserve for Obsolescence	(477)	(465)
Inventories - net	$6,311	$5,794

5.          PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	As of September 30, 2024	As of December 31, 2023
Production and lab equipment	$542	$542
Tooling	572	562
Computer equipment	618	615
Furniture, fixtures and improvements	196	196
	$1,928	$1,915
Accumulated depreciation	(1,718)	(1,406)
Property and equipment, net	$210	$509

Depreciation expense was $82 and $312 for the three and nine months ended September 30, 2024, respectively, and $122 and $358 for the three and nine months ended September 30, 2023, respectively.

6.          INTANGIBLE ASSETS AND GOODWILL

Intangible Assets, net

Intangible assets, net consisted of the following:

	As of September 30, 2024	As of December 31, 2023
Amortizable intangible assets:
Patents	$982	$873
Trademarks	263	248
Purchased software and technology	1,752	1,752
Customer Relationships	160	160
	$3,157	$3,033
Accumulated amortization	(1,139)	(806)
Total amortizable	$2,018	$2,227
Indefinite life assets (non-amortizable)	421	421
Total intangible assets, net	$2,439	$2,648

Amortization expense was $114 and $334 for the three and nine months ended September 30, 2024, respectively, and $150 and $317 for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, future amortization expense is as follows:

2024 (3 months)	$140
2025	447
2026	360
2027	210
2028	210
Thereafter	651
Total estimated amortization expense	$2,018

Goodwill

During the three month period ended September 30, 2024, the Company recorded an increase of $29 to the goodwill associated with costs related to the August 2023 acquisition of Intrensic.

7.          ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

We are obligated to pay royalties pursuant to an exclusive Amended and Restated Intellectual Property License Agreement (the “License Agreement”), dated as of September 30, 2016, with Syzygy Licensing, LLC (“Syzygy”), a private technology invention, consulting and licensing company owned and controlled by Elwood G. Norris, a founder and former officer and current 5% or greater stockholder of the Company, and James A. Barnes, a former officer and stockholder of the Company (see Note 13). Accounts payable includes $81and $14 due to Syzygy as of September 30, 2024, and December 31, 2023, respectively.

Accrued liabilities consist of the following:

	As of September 30, 2024	As of December 31, 2023
Patent and legal costs	$60	$21
Accrued compensation	111	325
Warranty costs	35	72
Taxes and other	801	274
Total	$1,007	$692

Changes in our estimated product warranty costs were as follows:

	Nine Months Ended September 30,
	2024	2023
Balance, beginning of period	$72	$125
Warranty settlements	(74)	(8)
Warranty provision	37	(8)
Balance, end of period	$35	$109

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

9.          LEASES

The Company determines if an arrangement is a lease at inception. The guidance in FASB ASC Topic 842, Leases defines a lease as a contract, or part of a contract, which conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Operating lease right of use (“ROU”) assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. The Company’s leases do not provide an implicit rate. Due to a lack of financing history or ability, the Company uses an estimate of low-grade debt rate published by the Federal Reserve Bank as its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The ROU asset includes any lease payments made and excludes lease incentives and initial direct costs incurred.

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

Amortization expense was $74 and $217 for the three and nine months ended September 30, 2024, respectively, and $28 and $84 for the three and nine months ended September 30, 2023, respectively.

Operating lease expense for capitalized operating leases included in operating activities was $154 and $463 for the three and nine months ended September 30, 2024, respectively, and $30 and $90 for the three and nine months ended September 30, 2023, respectively.

Operating lease obligations recorded on the balance sheet at September 30, 2024 are:

Operating lease liability- short term	$514
Operating lease liability - long term	$1,675
Total Operating Lease Liability	$2,189

Future lease payments included in the measurement of lease liabilities on the balance sheet at September 30, 2024 for future periods are as follows:

2024 (3 months)	$72
2025	567
2026	507
2027	522
2028	538
Thereafter	1,271
Total future minimum lease payments	$3,477
Less imputed interest	$(1,288)
Total	$2,189

The weighted average remaining lease term is 6.23 years, and the weighted average discount rate is 14.52%.

Certain leases contain provisions for payment of real estate taxes, insurance and maintenance costs by the Company. These expenses are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. The Company had $23 and $41 variable lease expenses for the three and nine months ended September 30, 2024, respectively, and $15 and $38 variable lease expenses for the three and nine months ended September 30, 2023, respectively.

The Company had $1 and $16 short-term lease expenses for the three and nine months ended September 30, 2024, respectively, and $40 and $68 short-term lease expenses for the three and nine months ended September 30, 2023, respectively. The Company does not have any finance leases.

10.          STOCKHOLDERS' EQUITY

The Company’s authorized capital stock consists of 150,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”), of which 10,000 are designated as Series A Preferred Stock.

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

Other than Scot Cohen, V4 Global LLC or their transferees, a holder of Series A Preferred Stock cannot convert shares of its Series A Preferred Stock into shares of Common Stock if the holder and its affiliates would beneficially own more than 4.99%, or 9.99% at the election of the holder, of the outstanding Common Stock after giving effect to the conversion. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon notice to us, provided that any increase in this limitation will not be effective until 61 days after such notice from the holder to us and such increase or decrease will apply only to the holder providing such notice.

Except as required by law (including without limitation, the Delaware General Corporation Law (the “DGCL”)), the holders of the Series A Preferred Stock are entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series A Preferred Stock is entitled to be calculated assuming a conversion price of $1.414 per share, which was the Minimum Price applicable immediately before the execution and delivery of the Series A Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Certificate of Designations. To the extent that under the DGCL the vote of the holders of shares of Series A Preferred Stock, voting separately as a class or series, as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of a majority of the outstanding shares of Series A Preferred Stock, voting together in the aggregate and not in separate series unless required under the DGCL, represented at a duly held meeting at which a quorum is present or by written consent of such majority (except as otherwise may be required under the DGCL) shall constitute the approval of such action by both the class or the series, as applicable.

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

On August 19, 2024, the Company entered into an Amendment Agreement (the “Series A Amendment”) with the Required Holders (as defined in the Certificate of Designations). Pursuant to the Series A Amendment, the Required Holders agreed that (A) the unpaid and accrued dividends on the Series A Preferred Stock due July 1, 2024 (the “July Delinquent Dividend Amount”), shall be payable, at the option of the Company, in (i) cash and/or (ii) shares of Common Stock, at a price per share of Common Stock equal to the lower of (x) $1.00 and (y) the Dividend Conversion Price (as defined in the Certificate of Designations), using July 1, 2024, as the applicable date of determination in accordance with the Certificate of Designations; (B) the dividends due on October 1, 2024 (the “October Dividend Amount” and, together with the July Delinquent Dividend Amount, the “Delinquent Dividend Amounts”), shall be payable in shares of Common Stock based on a per share price of Common Stock equal to 80% of the arithmetic average of the three (3) lowest closing sale prices of the Common Stock during the month of September 2024; and (C) such Delinquent Dividend Amounts and any Dividend Balance Shares (as defined in the Certificate of Designations), with respect thereto, if applicable, shall be delivered on October 1, 2024 and the Pre-Dividend Shares (as defined in the Certificate of Designations) with respect to each of the July Delinquent Dividend Amount and the October Dividend Amount, if applicable, shall be delivered to the Series A Investors on or prior to the twenty-first (21st) trading day prior to October 1, 2024. The Company and the Required Holders further agreed pursuant to the Series A Amendment to amend (i) the Certificate of Designations, as described below, by filing a Certificate of Amendment to the Certificate of Designations (the “Certificate of Amendment”) and (ii) the Series A Purchase Agreement to amend the definition of “Excluded Securities.”

The Certificate of Amendment amended the Certificate of Designations to, among other things, (A) allow for the payment of dividends in the form of Common Stock to a holder of the Series A Preferred Stock who serves as a director, officer or employee of the Company; provided that such issuance is approved by the Company’s stockholders prior to such issuance, which was subsequently further amended by the October 2024 Certificate of Amendment (as defined below), (B) amend certain conditions required for (i) a mandatory conversion of the Series A Preferred Stock, and (ii) the Company’s right to redeem, all or a portion, of the Series A Preferred Stock outstanding pursuant to an optional redemption, in each case, pursuant to the terms of the Certificate of Designations, and (C) amend the definition of “Excluded Securities” to exclude Dividend Shares (as defined in the Certificate of Designations) and shares of Common Stock issued in connection with the payments of dividends. The Certificate of Amendment was filed with the Secretary of State of the State of Delaware on August 23, 2024.

On October 14, 2024, the Company entered into an Amendment Agreement (the “October 2024 Series A Amendment”) with the Required Holders. Pursuant to the October 2024 Series A Amendment, the Required Holders agreed to further amend the Certificate of Designations (the “October 2024 Certificate of Amendment”). Pursuant to the October 2024 Certificate of Amendment, (i) the Series A Preferred Stock is now entitled to voting rights as described therein, (ii) certain holders of the Series A Preferred Stock are no longer subject to certain beneficial ownership limitations as described in the Certificate of Designations, and (iii) stockholder approval is no longer required in connection with the payment of dividends in the form of Common Stock to a holder of the Series A Preferred Stock who serves as a director, officer or employee of the Company. The October 2024 Certificate of Amendment was filed with the Secretary of State of the State of Delaware on October 14, 2024. See Note 16, “Subsequent Events,” for additional information.

At the time of issuance, $2,036 of the net proceeds less transaction cost of the Series A Offering was allocated to the 10,000 shares of Series A Preferred Stock initially issued. During the three months ended December 31, 2023, 102 shares of the Series A Preferred Stock were converted into 76,440 shares of Common Stock and during the nine months ended September 30, 2024, an additional 1,691 shares of Series A Preferred Stock were converted into 1,391,183 shares of Common Stock. As of September 30, 2024, the Company has authorized and declared $1,017 in dividends during the year of which $818 was accrued in accounts payable as of September 30, 2024.

11.          SHARE-BASED COMPENSATION

On March 31, 2017, the Company adopted, and the stockholders approved, the 2017 Stock Incentive Plan (the “Plan”) authorizing 2,000,000 shares of Common Stock for issuance as awards to employees, directors or consultants. In May 2019, the stockholders ratified an increase in the Plan authorizing an additional 2,100,000 shares of Common Stock; in June 2020, the stockholders ratified an additional 1,900,000 shares of Common Stock; in June 2021, the stockholders ratified an additional 1,500,000 shares of Common Stock; and in June 2022, the stockholders ratified an additional 1,500,000 shares of Common Stock; for a total of 9,000,000 shares subject to the Plan. As of September 30, 2024, there were 275,422 shares of Common Stock remaining available for grant under the Plan.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2024:

		Weighted Average
	Options on Common Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding January 1, 2024	4,657,635	$2.52	8.75	$3,979
Granted	1,495,000	$2.24	-	-
Exercised	(232,081)	$2.53	-	-
Forfeited, cancelled, expired	(1,928,925)	$3.00	-	-
Outstanding September 30, 2024	3,991,629	$2.18	8.64	$180
Exercisable September 30, 2024	1,200,536	$3.33	6.96	$40

As of September 30, 2024, there were 2,701,463 service-based stock options outstanding, and 1,290,166 performance-based stock options outstanding, which were granted in October 2023 to the Company's current Chief Executive Officer subject to future market capitalization targets.

The Company uses the Black-Scholes option pricing model to determine the fair value of service-based options granted. The following table summarizes the assumptions used to compute the fair value of options granted to employees and non-employees:

	For the Nine Months
	Ended September 30,
	2024	2023
Expected stock price volatility	76%	49%
Risk-free interest rate	3.79%	3.64%
Expected dividend yield	0%	0%
Expected life of options	6.00	6.66
Weighted-average fair value of options granted	$1.48	$0.55

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

Stock option expense was $341 and $776 for the three and nine months ended September 30, 2024, respectively, and $(169) and $399 for the three and nine months ended September 30, 2023, respectively.

Restricted Stock Units

The Plan provides for the grant of restricted stock units (“RSUs”). RSUs are settled in shares of the Company’s Common Stock as the RSUs vest. The following table summarizes RSU activity for the nine months ended September 30, 2024:

	Service-Based RSU's	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period (Years)
Unvested at January 1, 2024	810,588	$1.73	2.52
Granted - service based	800,336	$2.71	-
Vested	(385,081)	$2.11	-
Forfeited and cancelled	(237,727)	$2.26	-
Unvested at September 30, 2024	988,116	$2.26	3.26

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

RSU expense was $555 and $1,038 for the three and nine months ended September 30, 2024, respectively, and $(33) and $1,249 for the three and nine months ended September 30, 2023, respectively.

Share-Based Compensation Expense

The Company recorded share-based compensation for options and RSUs in its statements of operations for the relevant periods as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selling, general and administrative	$878	$(149)	$1,735	$1,404
Research and development	18	(53)	79	244
Total share-based expense	$896	$(202)	$1,814	$1,648

As of September 30, 2024, total estimated compensation cost of stock options granted and outstanding but not yet vested was $2,657 which is expected to be recognized over the weighted average period of 2.50 years.

As of September 30, 2024, total estimated compensation cost of RSUs granted and outstanding but not yet vested was $1,773, which is expected to be recognized over the weighted average period of 3.26 years.

12.          DEFINED CONTRIBUTION PLAN

The Company has a defined contribution savings plan for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. This plan was formed on January 1, 2022. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company’s contributions for each of the nine months ended September 30, 2024, and 2023 was $0.

13.          COMMITMENTS AND CONTINGENCIES

Related Party Technology License Agreement

The Company is obligated to pay royalties and development and patent costs pursuant to the License Agreement. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000 in royalties or until September 30, 2026, whichever occurs earlier. The Company recorded $0 and $66 for the three and nine months ended September 30, 2024, respectively, and $122 and $185 for the three and nine months ended September 30, 2023, respectively, related to such royalties. The maximum payout was satisfied as of June 30, 2024.

Purchase Commitments

As of September 30, 2024, the Company was committed for approximately $975 for future component deliveries that are generally subject to modification or rescheduling in the normal course of business.

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

Litigation

The Company is subject to litigation and other claims in the ordinary course of business. The Company records a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. As of September 30, 2024, the Company had no provision for liability under existing litigation.

14.          RELATED PARTY TRANSACTIONS

Series A Preferred Stock

On June 29, 2023, the Company entered into the Series A Purchase Agreement with certain investors, including Scot Cohen, the Company’s Chief Executive Officer, and V4 Global LLC (“V4”). Mr. Cohen has voting and dispositive control with respect to the securities and is deemed to be the beneficial owner of the securities held by V4. Pursuant to the Series A Purchase Agreement, the Company issued Mr. Cohen and V4 an aggregate of 3,000 shares of Series A Preferred Stock and Series A Warrants to purchase up to an aggregate of 2,068,966 shares of Common Stock for aggregate gross proceeds of $3,000. For the nine months ended September 30, 2024, Mr. Cohen earned dividends totaling $120 on his Series A Preferred Stock.

Consulting Services

Commencing in October 2017, the Company began reimbursing Mr. Elwood Norris, a former officer, current 5% or greater stockholder and consultant of the Company, $1.5 per month, on a month-to-month basis, for laboratory facility costs which was terminated in January 2024 and $7.5 per month, on a month-to month basis, for invention consulting services, which was terminated in February 2024 for an aggregate of $17 and $80 during each of the nine months ended September 30, 2024 and 2023, respectively.

The Company is obligated to pay royalties and development and patent costs pursuant to the License Agreement. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000 in royalties or until September 30, 2026, whichever occurs earlier. During the three months ended September 30, 2024, and 2023, the Company incurred royalties to Syzygy of $0 and $61, respectively. The maximum payout was satisfied as of June 30, 2024.

See Notes 1, 7 and 13 for additional information on related party transactions and obligations.

15.          MAJOR CUSTOMERS AND RELATED INFORMATION

For the three months ended September 30, 2024, revenue from one distributor accounted for approximately 20% of revenue with no other single customer accounting for more than 10% of total revenue. For the three months ended September 30, 2023, revenue from two distributors accounted for approximately 62% and 12% of revenues, respectively, with no other single customer accounting for more than 10% of total revenue.

For the nine months ended September 30, 2024, revenue from two distributors accounted for approximately 28% and 17% of revenue, respectively, with no other single customer accounting for more than 10% of total revenue. For the nine months ended September 30, 2023, revenue from one distributor accounted for approximately 41% of revenue, with no other single customer accounting for more than 10% of total revenue.

At September 30, 2024, accounts receivable from one distributor accounted for 11% of net accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2023, accounts receivable from one distributor accounted for 67% of net accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

The following table summarizes revenue by geographic region. Revenue is attributed to countries based on customer’s delivery location:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Americas	$585	$1,347	$3,583	$3,225
Europe, Middle East and Africa	7	2,284	51	2,320
Asia Pacific	1	-	8	(1)
Total revenues	$593	$3,631	$3,642	$5,544

16.          SUBSEQUENT EVENTS

On October 14, 2024, the Company entered into the October 2024 Series A Amendment with the Required Holders, pursuant to which, the Required Holders agreed to amend the Certificate of Designations of the Company’s Series A Preferred Stock, as described below, by filing the October 2024 Certificate of Amendment.

The October 2024 Certificate of Amendment amended the Certificate of Designations to, among other things, provide that, except as required by applicable law, the holders of the Series A Preferred Stock are entitled to vote with holders of the Common Stock on an as-converted basis, with the number of votes to which each holder of Series A Preferred Stock is entitled to be calculated assuming a conversion price of $1.414 per share, which was the Minimum Price applicable immediately before the execution and delivery of the Series A Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Certificate of Designations. The October 2024 Certificate of Amendment further provided that (i) certain holders of the Series A Preferred Stock are no longer subject to certain beneficial ownership limitations as described in the Certificate of Designations, and (ii) stockholder approval is no longer required in connection with the payment of dividends in the form of Common Stock to a holder of the Series A Preferred Stock who serves as a director, officer or employee of the Company. The October 2024 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of October 14, 2024.

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

Overview

We are a global public safety technology and services company that delivers safe and effective policing solutions to law enforcement and security personnel worldwide. We are leading the movement for safer outcomes by equipping law enforcement with safer, non-painful compliance tools, and immersive training fit for modern society. We began sales of our first public safety product, the BolaWrap 100 remote restraint device, in late 2018. In the first quarter of 2022, we delivered a new generation product, the BolaWrap 150. The BolaWrap 150 is electronically deployed and is more robust, smaller, lighter and simpler to deploy than the BolaWrap 100 that has since been phased out. In late 2020 we added a new solution to our public safety technologies, our virtual reality (“VR”) training platform, Wrap Reality, and in August 2023 we acquired Intrensic, LLC, a Delaware limited liability company (“Intrensic”), which added a Body-Worn Camera (“BWC”) and Digital Evidence Management (“DEM”) solution to our portfolio of policing solutions. Wrap Reality is now sold to law enforcement agencies for simulation training, as well as corrections departments for the societal reentry scenarios.

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

In the law enforcement sector, our BolaWrap product has been successfully deployed in the field, as reported by many agencies. BolaWrap is now in use by over 900 U.S. law enforcement agencies and in 62 countries. Due to its safe remote restraint capabilities, some agencies do not deem its usage a categorical reportable use of force and rather place it underneath early use of force such as handcuffs. In our strategic roadmap, we clarified that law enforcement agencies deploy BolaWrap when verbal commands breakdown, but long before there is justifiable escalation to pepper spray, pepper ball, batons, bean bags, tasers or Conducted Electrical Weapons (CEW’s) or firearms.

Some agencies voluntarily report usage to us, but many do not. In the usage reports we have been provided, officers have reported successful outcomes in 84% of the use cases. This percentage is higher than what is often seen with less lethal tools. From the information we have been provided, the most common BolaWrap use case is for individuals with behavioral health issues, and the second most common BolaWrap use case is during domestic violence calls. 26% of the reported persons who are wrapped with the BolaWrap are thought to be under the influence of alcohol or drugs.

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

We anticipate and believe that our portfolio of safe, remote restraint products and training services has a strong and expanding pipeline of market opportunities in the law enforcement, military, corrections, and homeland security sectors both domestically and internationally. With the increasing demand for more humane and safer policing practices, we expect a continued surge in our global business. Currently, we are exploring major international business prospects, while simultaneously seeking to establish relationships with large police agencies in the U.S. However, we acknowledge that it is challenging to predict the exact timeline for closing these deals, or whether they will ultimately materialize.

As part of our efforts to expand our sales and distribution operations, we provide a comprehensive training program for law enforcement officers and trainers in using the BolaWrap. This training equips them with knowledge about the appropriate use and limitations of BolaWrap in tandem with modern policing techniques for de-escalation of encounters. We now focus on also teaching when and why BolaWrap should be used, including the specific area of success, such as after verbal commands break down and before the law enforcement officer is ready to escalate to less lethal pain compliance tools. We believe that law enforcement trainers and officers who have been trained to use our products, or have witnessed demonstrations, are more inclined to support the acquisition and deployment of our products by their respective departments to drive successful outcomes. As of September 30, 2024, over 1,530 agencies have received BolaWrap training with over 5,400 training officers at those agencies certified as BolaWrap instructors and qualified to train the rest of their departments, representing a 10% increase in agencies and a 10% increase in trained officers as compared to September 30, 2023.

Operating expense of $13.0 million for the nine months ended September 30, 2024 decreased by $2.3 million, when compared to operating expense of $15.3 million for the nine months ended September 30, 2023, as a result of the Company’s cost containment initiatives enacted beginning in the first half of 2024 as well as a reduction in share-based compensation, offset by increased occupancy expenses related to our new office space.

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

As of September 30, 2024, we had backlog of approximately $156 thousand which is expected to be delivered in the fourth quarter of 2024. Additionally, as of September 30, 2024, we had deferred revenue of $673 thousand, which consisted of $97 thousand related to VR, $463 thousand related to Intrensic, $98 thousand related to BolaWrap extended warranties and services and $15 thousand related to training. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation, in the normal course of business.

Since inception, we have generated significant losses from operations and anticipate that we will continue to generate significant losses from operations for the foreseeable future. We believe that we have adequate financial resources to sustain our operations for the next twelve months following this Report. We recorded net income of $1.7 million during the first nine months of fiscal 2024 as compared to net loss of $11.8 million during the first nine months of fiscal 2023, an improvement of approximately $13.5 million for the comparable period. Net cash used in operations during the nine months ended September 30, 2024, was $6.0 million less than net cash used in operations during the nine months ended September 30, 2023. This decrease in net cash used in operations during the first nine months of 2024 was primarily driven by the Company’s cost containment efforts initiated in the first half of 2024.

We expect that we will continue to innovate new applications for our public safety technology, open new geographies, develop new products and technologies to meet diverse customer requirements and identify and develop new markets for our products.

Supply chain disruptions also affected our operations and could negatively impact our ability to source materials, manufacture and distribute products in the future. Moreover, financial markets continue to experience significant volatility, which could potentially affect our ability to enter into or modify favorable terms and conditions regarding equity and debt financing activities. Nevertheless, we had $4.9 million in cash and cash equivalents as of September 30, 2024. We therefore believe we have sufficient capital to fund our operations for the next twelve months following this Report. However, we may require additional working capital and liquidity constraints and access to capital markets could still negatively affect our liquidity and may require changes to our plan of operations.

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

Nasdaq Listing Requirements

On April 18, 2024, the Company received a notice (the “Initial Notice”) from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that as it has not yet filed its Annual Report on Form 10-K (the “2023 Form 10-K”) for the year ended December 31, 2023, the Company is not in compliance with Listing Rule 5250(c)(1) (the “Listing Rule”) for continued listing on the Nasdaq Capital Market. Additionally, on May 17, 2024, the Company received a notice from Nasdaq notifying the Company that as it has not yet filed its Quarterly Report on Form 10-Q (the “Q1 Form 10-Q”) for the three months ended March 31, 2024, the Company is not in compliance with the Listing Rule for continued listing on the Nasdaq Capital Market.

On August 16, 2024, the Company received a notice from Nasdaq notifying the Company that as it has not yet filed its Quarterly Report on Form 10-Q (the “Q2 Form 10-Q,” and collectively with the Q1 Form 10-Q, the “Delinquent Filings”) for the three months ended June 30, 2024, the Company is not in compliance with the Listing Rule for continued listing on the Nasdaq Capital Market.

The Company previously submitted a plan to Nasdaq to regain compliance with respect to the delinquent 2023 Form 10-K and Q1 Form 10-Q (the “Plan”), and Nasdaq granted an exception until August 30, 2024, to file the delinquent 2023 Form 10-K and Q1 Form 10-Q. On August 28, 2024, the 2023 Form 10-K was filed with the SEC. Nasdaq granted the Company an additional exception of up to a maximum of 180 calendar days from the filing due date of the 2023 Form 10-K to file the Delinquent Filings, or until October 14, 2024, to regain compliance. The Company filed the Q1 Form 10-Q with the SEC on September 25, 2024, and filed the Q2 Form 10-Q with the SEC on October 14, 2024, and regained compliance with Nasdaq.

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

We use the recognition criteria of FASB ASC Topic 450-20, Loss Contingencies, to estimate the amount of bonuses when it becomes probable a bonus liability will be incurred, and we recognize expense ratably over the service period. We accrue bonus expense each quarter based on estimated year-end results, and then adjust the actual in the fourth quarter based on our final results compared to targets.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Other than the warrants and business combination described above, there were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the period ended September 30, 2024. Our accounting policies are more fully described in Note 1. Organization and Summary of Significant Accounting Policies in the notes to our audited consolidated financial statements included in the Annual Report.

Segment and Related Information

The Company operates as a single segment. The Company’s chief operating decision maker is Scot Cohen, the Company’s Executive Chairman and Chief Executive Officer, who manages operations for purposes of allocating resources. Refer to Note 15. Major Customers and Related Information, in our financial statements for further discussion.

Operating Expense

Our operating expense includes (i) selling, general and administrative expense, (ii) research and development expense, and in the most recent fiscal quarter, and (iii) product line exit expense. Research and development expense is comprised of the costs incurred in performing research and development activities and developing production on our behalf, including compensation and consulting, design and prototype costs, contract services, patent costs and other outside expense. The scope and magnitude of our future research and development expense is difficult to predict at this time and will depend on elections made regarding research projects, staffing levels and outside consulting and contract costs. The future level of selling, general and administrative expense will be dependent on staffing levels, elections regarding expenditures on sales, marketing and customer training, the use of outside resources, public company and regulatory expense, and other factors, some of which are outside of our control.

We expect our operating costs will continue to reduce from the first quarter of 2024, as a result of the changes from ongoing cost containment efforts. We may incur additional non-cash share-based compensation costs depending on future option and restricted stock unit grants that are impacted by stock prices and other valuation factors. Historical expenditures are not indicative of future expenditures.

Results of Operations

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023 (Unaudited)

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Report.

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except for percentage change)
Revenues:
Product sales	$434	$3,248	$(2,814)	(87)%
Other revenue	159	383	(224)	(58)%
Total revenues	593	3,631	(3,038)	(84)%
Cost of revenue	358	1,454	(1,096)	(75)%
Gross profit	$235	$2,177	$(1,942)	(89)%

Operating expenses:
Selling, general and administrative	3,334	4,317	(983)	(23)%
Research and development	527	610	(83)	(14)%
Total operating expenses	3,861	4,927	(1,066)	(22)%
Loss from operations	$(3,626)	$(2,750)	$(876)	(32)%

Revenue

We reported net revenue of $593 thousand for the three months ended September 30, 2024, as compared to $3.6 million for the three months ended September 30, 2023, an 84% decrease compared to the prior year. The decrease in 2024 as compared to the prior year is primarily a result of 2023 revenues that included large order intake in EMEA.

We incurred product promotional costs of $1 thousand during the three months ended September 30, 2024, representing a 98% decrease as compared to $61 thousand for the three months ended September 30, 2023. The 2023 product promotional costs were related primarily to BolaWrap 150 demonstration products, and the cost of training products and accessories delivered to law enforcement agencies that were expensed as marketing costs.

Gross Profit

Our gross profit for the three months ended September 30, 2024, was $235 thousand, or a gross margin of 40%. Our gross profit for the three months ended September 30, 2023, was $2.2 million, or a gross margin of 60%. The 89% year-over-year decrease in gross profit was a result of lower volumes of BolaWrap 150 product sales slightly offset by the added high-margin revenue from the Company’s Intrensic acquisition in August 2023.

As our revenue history is limited, historical margins may not accurately reflect future margins. However, we expect higher margins with the production of the BolaWrap 150 compared to previous production due to design changes and improved pricing, as well as our higher margin revenue from the Intrensic product offerings. Our margins are also subject to variations based on the sales channels and product mix through which our products are sold. At present, our cassettes have lower margins than BolaWrap devices. As we scale cassette production, we will look to reduce our costs and drive higher cassette margins. Cassettes were a total of 10% of our overall revenue in the three months ended September 30, 2024, and will continue to grow as a recurring revenue base as more BolaWrap devices are in the field and the usage of BolaWrap increases due to the need of officers to de-escalate earlier to prevent injuries and use of higher levels of force.

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

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense of $3.3 million for the three months ended September 30, 2024, was reduced by $1.0 million when compared to $4.3 million for the three months ended September 30, 2023. The decrease in SG&A expense was primarily the result of the Company’s cost containment initiatives enacted beginning in the first half of 2024 which was offset by an increase of $1.0 million in share-based compensation as well as by increased occupancy expenses related to our new office space.

Share-based compensation costs allocated to SG&A increased to $896 thousand for the three months ended September 30, 2024, compared to a negative $149 thousand for the three months ended September 30, 2023, resulting from forfeitures and cancellations in 2023.

Salaries and burden costs of $756 thousand for the three months ended September 30, 2024, were approximately $880 thousand lower than in the three months ended September 30, 2023. This reduction reflects an approximate 32% reduction in the Company’s workforce including a reduction of certain C-Level positions. During the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, we decreased professional and consulting fees by $907 thousand reflecting the Company’s cost containment efforts. We expect expenditures for SG&A expenses in 2024 to continue to decline in the last quarter of 2024, as a result of the Company’s cost cutting initiatives.

Advertising and promotion costs were $81 thousand for the three months ended September 30, 2024, or a decrease of $143 thousand as compared to $224 thousand for the three months ended September 30, 2023. The changes in advertising costs were primarily related to reduced trade show costs offset by slight increases in digital marketing campaigns.

Research and Development Expense

Research and development expense decreased by $83 thousand for the three months ended September 30, 2024, when compared to the three months ended September 30, 2023. We incurred a $36 thousand period over period increase in compensation expense as well as a $71 thousand period over period decrease in share-based compensation expense allocated to research and development expense as a result of reduction of personnel. Outside consulting costs decreased by $8 thousand for the three months ended September 30, 2024, when compared to the three months ended September 30, 2023, primarily due to the Company’s move to a more variable cost model.

Operating Loss

Loss from operations of $3.6 million during the three months ended September 30, 2024, was an increase of $876 thousand compared to loss from operations of $2.8 million during the three months ended September 30, 2023, primarily reflecting the reduced revenues offset by lower operating costs from the Company’s cost containment efforts.

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Report.

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(in thousands, except for percentage change)
Revenue:
Product sales	$3,012	$4,897	(1,885)	(38)%
Other revenue	630	647	(17)	(3)%
Total revenue	3,642	5,544	(1,902)	(34)%
Cost of revenue	1,587	2,347	(760)	(32)%
Gross profit	2,055	3,197	(1,142)	(36)%

Operating expense:
Selling, general and administrative	11,029	12,604	(1,575)	(12)%
Research and development	1,960	2,683	(723)	(27)%
Total operating expense	12,989	15,287	(2,298)	(15)%
Loss from operations	$(10,934)	$(12,090)	1,156	(10)%

Revenue

We reported net revenue of $3.6 million for the nine months ended September 30, 2024, as compared to $5.5 million for the nine months ended September 30, 2023, a 34% decrease. The decrease in 2024 is primarily a result of a $2.3 million decrease in sales of BolaWrap devices, cartridges and accessories to distributors in EMEA. We incurred discounts of $18 thousand during the nine months ended September 30, 2024, compared to $132 thousand for the nine months ended September 30, 2023. We expect a continued decline to minimal discounts throughout 2024, as we have phased out our promotional upgrade offer.

We incurred product promotional costs of $101 thousand during the nine months ended September 30, 2024, related primarily to BolaWrap 150 demonstration products and the cost of training products and accessories delivered to law enforcement agencies that were expensed as marketing costs. We are responding to increased demand for training as a result of expanded product and brand awareness and increased successful field use by agencies but, due to increased awareness, expect reductions in product promotional costs throughout 2024.

As of September 30, 2024, we had deferred revenue of $673 thousand, which consisted of $97 thousand related to VR, $463 thousand related to Intrensic, $98 thousand related to BolaWrap extended warranties and services and $15 thousand related to training.

On September 30, 2024, we had backlog of $260 thousand expected to be delivered in the fourth quarter of 2024. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or, in some instances, cancellation in the normal course of business.

Gross Profit

Our gross profit for the nine months ended September 30, 2024, was $2.1 million, or a gross margin of 56%. Our gross profit for the nine months ended September 30, 2023, was $3.2 million, or a gross margin of 58%. The 36% year-over-year decrease in gross profit was a result of higher volumes of the BolaWrap 150 product sold to EMEA distributors in 2023 that were slightly offset by the added high-margin revenue from the Company’s Intrensic acquisition in August 2023.

As our revenue history is limited, historical margins may not accurately reflect future margins. However, we expect higher margins with the production of the BolaWrap 150 compared to previous production due to design changes and improved pricing. Our margins are also subject to variations based on the sales channels and product mix through which our products are sold. At present, our cassettes have lower margins than BolaWrap devices. As we scale cassette production, we will look to reduce our costs and drive higher cassette margins. Cassettes were a total of 13% of our overall revenue for the nine months ended September 30, 2024, and will continue to grow as a recurring revenue base as more BolaWrap devices are in the field and the usage of BolaWrap increases due to the need of officers to de-escalate earlier to prevent injuries and use of higher levels of force.

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

Selling, General and Administrative Expense

SG&A expense of $11.0 million for the nine months ended September 30, 2024, decreased by $1.6 million when compared to $12.6 million for the nine months ended September 30, 2023, as a result of the Company’s cost containment initiatives enacted beginning in the first half of 2024 offset by increased occupancy expenses related to our new office space.

Share-based compensation costs allocated to SG&A increased to $1.7 million for the nine months ended September 30, 2024, compared to $1.4 million for the nine months ended September 30, 2023. This $331 thousand increase resulted primarily due to changes in management and changes in the Company’s stock price.

Salaries and burden costs of $3.2 million for the nine months ended September 30, 2024, was a $1.4 million decrease compared to the nine months ended September 30, 2023. During the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, we increased our occupancy costs by $615 thousand, which was offset by a reduction of professional fees by $807 thousand and travel and entertainment costs by $211 thousand. We expect expenditures for SG&A expense in 2024 to be lower than 2023 as a result of the Company’s cost containment initiatives enacted beginning in the first half 2024.

Advertising and promotion costs were $552 thousand for the nine months ended September 30, 2024, or a decrease of $117 thousand as compared to $669 thousand for the nine months ended September 30, 2023. The decrease in advertising costs was related to decreases in video and testimonial costs as well as reductions in trade shows and other cost containment efforts.

Research and Development Expense

Research and development expense decreased by $723 thousand for the nine months ended September 30, 2024, when compared to the nine months ended September 30, 2024. We incurred a $130 thousand period over period decrease in compensation expense allocated to research and development expense as a result of personnel changes along with a $165 thousand period over period decrease in share-based compensation expense allocated to research and development expense as a result of personnel changes. Outside consulting costs decreased by $101 thousand and material costs were lower by $128 thousand for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Operating Loss

Loss from operations of $10.9 million during the nine months ended September 30, 2024, represents a reduction of $1.2 million compared to loss from operations of $12.1 million during the nine months ended September 30, 2023, reflecting increased focus on reducing operating costs.

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

We have experienced net losses and negative cash flows from operations since our inception. As of September 30, 2024, we had cash and cash equivalents of $4.9 million, working capital of $1.6 million including the $7.2 million value of the Series A Warrants recorded in connection with the issuance of the Series A Preferred Stock in July 2023, and had sustained cumulative losses attributable to stockholders of $97.3 million. Our working capital net of the warrants-short term at September 30, 2024 was $8.6 million lower compared to December 31, 2023, primarily as a result of operating losses of $10.9 million for the period. Our working capital as of September 30, 2024 was negatively affected by the continued operating losses during the prior twelve months. We believe we have sufficient capital to fund our operations for the next twelve months following this Report. However, liquidity constraints and access to capital markets could still negatively affect our liquidity and may require changes to our investment strategy.

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

Other than Scot Cohen, V4 Global LLC or their transferees, a holder of Series A Preferred Stock cannot convert shares of its Series A Preferred Stock into shares of Common Stock if the holder and its affiliates would beneficially own more than 4.99%, or 9.99% at the election of the holder, of the outstanding Common Stock after giving effect to the conversion. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon notice to us, provided that any increase in this limitation will not be effective until 61 days after such notice from the holder to us and such increase or decrease will apply only to the holder providing such notice.

Except as required by law (including without limitation, the Delaware General Corporation Law (the “DGCL”)), the holders of the Series A Preferred Stock are entitled to vote with holders of the Common Stock on as as-converted basis, with the number of votes to which each holder of Series A Preferred Stock is entitled to be calculated assuming a conversion price of $1.414 per share, which was the Minimum Price applicable immediately before the execution and delivery of the Series A Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Certificate of Designations. To the extent that under the DGCL the vote of the holders of shares of Series A Preferred Stock, voting separately as a class or series, as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of a majority of the outstanding shares of Series A Preferred Stock, voting together in the aggregate and not in separate series unless required under the DGCL, represented at a duly held meeting at which a quorum is present or by written consent of such majority (except as otherwise may be required under the DGCL) shall constitute the approval of such action by both the class or the series, as applicable.

On August 19, 2024, the Company entered into an Amendment Agreement (the “Series A Amendment”) with the Required Holders (as defined in the Certificate of Designations). Pursuant to the Series A Amendment, the Required Holders agreed that (A) the unpaid and accrued dividends on the Series A Preferred Stock due July 1, 2024 (the “July Delinquent Dividend Amount”), shall be payable, at the option of the Company, in (i) cash and/or (ii) shares of Common Stock, at a price per share of Common Stock equal to the lower of (x) $1.00 and (y) the Dividend Conversion Price (as defined in the Certificate of Designations), using July 1, 2024, as the applicable date of determination in accordance with the Certificate of Designations; (B) the dividends due on October 1, 2024 (the “October Dividend Amount” and, together with the July Delinquent Dividend Amount, the “Delinquent Dividend Amounts”), shall be payable in shares of Common Stock based on a per share price of Common Stock equal to 80% of the arithmetic average of the three (3) lowest closing sale prices of the Common Stock during the month of September 2024; and (C) such Delinquent Dividend Amounts and any Dividend Balance Shares (as defined in the Certificate of Designations), with respect thereto, if applicable, shall be delivered on October 1, 2024 and the Pre-Dividend Shares (as defined in the Certificate of Designations) with respect to each of the July Delinquent Dividend Amount and the October Dividend Amount, if applicable, shall be delivered to the Series A Investors on or prior to the twenty-first (21st) trading day prior to October 1, 2024. The Company and the Required Holders further agreed pursuant to the Series A Amendment to amend (i) the Certificate of Designations, as described below, by filing a Certificate of Amendment to the Certificate of Designations (the “Certificate of Amendment”) and (ii) the Series A Purchase Agreement to amend the definition of “Excluded Securities.”

The Certificate of Amendment amended the Certificate of Designations to, among other things, (A) allow for the payment of dividends in the form of Common Stock to a holder of the Series A Preferred Stock who serves as a director, officer or employee of the Company; provided that such issuance is approved by the Company’s stockholders prior to such issuance, which was subsequently further amended by the October 2024 Certificate of Amendment (as defined below), (B) amend certain conditions required for (i) a mandatory conversion of the Series A Preferred Stock, and (ii) the Company’s right to redeem, all or a portion, of the Series A Preferred Stock outstanding pursuant to an optional redemption, in each case, pursuant to the terms of the Certificate of Designations, and (C) amend the definition of “Excluded Securities” to exclude Dividend Shares (as defined in the Certificate of Designations) and shares of Common Stock issued in connection with the payments of dividends. The Certificate of Amendment was filed with the Secretary of State of the State of Delaware on August 23, 2024.

On October 14, 2024, the Company entered into an Amendment Agreement (the “October 2024 Series A Amendment”) with the Required Holders. Pursuant to the October 2024 Series A Amendment, the Required Holders agreed to further amend the Certificate of Designations (the “October 2024 Certificate of Amendment”). Pursuant to the October 2024 Certificate of Amendment, (i) the Series A Preferred Stock is now entitled to voting rights as described therein, (ii) certain holders of the Preferred Stock are no longer subject to certain beneficial ownership limitations as described in the Certificate of Designations, and (iii) stockholder approval is no longer  required in connection with the payment of dividends in the form of Common Stock to a holder of the Series A Preferred Stock who serves as a director, officer or employee of the Company. The October 2024 Certificate of Amendment was filed with the Secretary of State of the State of Delaware on October 14, 2024.

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

There is no established public trading market for the Series A Warrants and we do not intend to list the Series A Warrants on any national securities exchange or nationally recognized trading system.

Nasdaq Stockholder Approval

The Company’s ability to issue Conversion Shares and Series A Warrant Shares is subject to certain limitations set forth in the Certificate of Designations. Prior to receiving the Nasdaq Stockholder Approval (as defined below), such limitations included a limit on the number of shares that may be issued until the time, if any, that the Company’s stockholders have approved the issuance of more than 19.99% of the Company’s outstanding shares of Common Stock in accordance with the rules of the Nasdaq Stock Market (the “Nasdaq Stockholder Approval”). Such Nasdaq Stockholder Approval was received at a special meeting of stockholders held on September 19, 2023.

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

Cash Flows

Cash Flows from Operating Activities

During the nine months ended September 30, 2024, net cash used in operating activities was $6.9 million. The net income of $1.7 million was decreased by non-cash income of $12.5 million related to the change in fair value of warrants and increased by non-cash expense of $2.4 million consisting primarily of share-based compensation expense of $1.8 million and depreciation and amortization of $619 thousand. Other major component changes using operating cash included an increase of $529 thousand in inventories and a decrease in both accounts receivable of $2.3 million and customer deposits of $1.0 million.

During the nine months ended September 30, 2023, net cash used in operating activities was $12.9 million. The net loss of $11.8 million was decreased by non-cash expense of $2.5 million consisting primarily of share-based compensation expense of $1.6 million. Other major component changes using operating cash included an increase of $1.8 million in inventories and a net increase in accounts receivable of $1.4 million.

Cash Flows from Investing Activities

During the nine months ended September 30, 2024, we had proceeds from maturities of short-term investments of $7.5 million. During the nine months ended September 30, 2024, we used $13 thousand of cash for the purchase of property and equipment and invested $124 thousand in patents.

During the nine months ended September 30, 2023, we used $6.1 million of cash to purchase short-term investments, and we had proceeds from maturities of short-term investments of $10 million. During the nine months ended September 30, 2023, we used $60 thousand of cash for the purchase of intangible assets, $551 thousand of cash for the purchase of Intrensic, $133 thousand of cash for the purchase of property and equipment and invested $277 thousand in patents.

Cash Flows from Financing Activities

During the nine months ended September 30, 2024, we received $588 thousand in proceeds from the exercise of previously issued stock options and paid $120 thousand in cash dividends on the Company’s Series A Preferred Stock.

During the nine months ended September 30, 2023, we received $9.8 million in gross proceeds from the issuance of securities, which was reflected in cash and cash equivalents and $0 in proceeds from the exercise of previously issued stock options.

Contractual Obligations and Commitments

Pursuant to the License Agreement, we are obligated to pay to Syzygy a 4% royalty fee on future product sales up to an aggregate amount of $1.0 million in royalty payments or until September 30, 2026, whichever occurs earlier. We recorded $66 thousand for royalties during the nine months ended September 30, 2024. The maximum payout was satisfied as of June 30, 2024.

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

On August 9, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Intrensic Purchase Agreement”) with certain members of Intrensic, including Kevin Mullins, the Company’s former Chief Executive Officer (collectively, “Sellers”) and Buford Ortale, as the Sellers’ representative. Under the terms of the Intrensic Purchase Agreement, the Company agreed to purchase, and Sellers agreed to sell, 100% of the membership interests (the “Membership Interests”) of Intrensic for the following consideration upon the consummation of the sale of the Membership Interests (the “Intrensic Closing”): (i) $554 thousand in cash, subject to adjustment based upon the outstanding indebtedness of Intrensic and Intrensic’s working capital as of the Intrensic Closing; and (ii) 1,250,000 shares of Common Stock of the Company (the “Intrensic Acquisition”). The Intrensic Acquisition closed on August 16, 2023, in accordance with the terms of the Intrensic Purchase Agreement.

As of September 30, 2024, we were committed for approximately $941 thousand for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

Effects of Inflation

During the nine months ended September 30, 2024, and the year ended December 31, 2023, we had experienced increased costs in labor and materials due to inflation. We believe throughout 2024 that low unemployment and higher salaries will create higher payroll costs and increased operating expense in the business. We have seen increases in costs from multiple suppliers for materials as well as labor.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of business.

The information set forth in Note 13 Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Report is incorporated by reference herein.

Item 1A. Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Company's Annual Report. In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Company's Annual Report, and subsequent reports filed pursuant to the Exchange Act which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. The risks described in the Company's Annual Report and subsequent reports filed pursuant to the Exchange Act are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2024, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2024).
3.2	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the Securities and Exchange Commission on October 15, 2024).
10.1	Form of Amendment, dated August 19, 2024, by and between Wrap Technologies, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2024).
10.2	Form of Amendment, dated October 14, 2024, by and between Wrap Technologies, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the Securities and Exchange Commission on October 15, 2024).
31*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer and Principal Financial Officer.
32**	Section 1350 Certification - Principal Executive Officer and Principal Financial Officer.
Extensible Business Reporting Language (XBRL) Exhibits*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

* Filed concurrently herewith

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wrap Technologies, Inc.

November 14, 2024	By:	/s/ Scot Cohen
Scot Cohen Chief Executive Officer (Principal Executive Officer and Interim Principal Financial Officer and Principal Accounting Officer)