Form 10-K
period 2024-12-31
WRAP TECHNOLOGIES, INC.
filed 2025-03-31
CIK 1702924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

Commission File Number: 001-38750

Wrap Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0551945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3480 Main Hwy

Suite 202Miami, Florida 33133

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $69,444,666 based on the closing price of $2.00 per share as reported on the Nasdaq Capital Market (“Nasdaq”) on June 28, 2024. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of March 25, 2025, 50,494,701 shares of common stock, par value $0.0001 per share, were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2024, are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) may contain or incorporate by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based upon management’s assumptions, expectations, projections, intentions and beliefs about future events. In some cases, predictive, future-tense or forward-looking words such as “intend,” “plan,” “predict,” “may,” “will,” “project,” “target,” “strategy,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” “forecast,” “should” and similar expressions, whether in the negative or affirmative, that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. Such forward-looking statements are only predictions, and actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of risks and uncertainties, including, without limitation, the Company’s ability to successfully implement training programs for the use of its products; the Company’s ability to manufacture and produce its products; the Company’s ability to develop sales for its new products; the acceptance of existing and future products, including the acceptance of the BolaWrap 150, Wrap Reality, our Body-Worn Camera and our Digital Evidence Management system; the risk that distributor and customer orders for future deliveries are modified, rescheduled or cancelled in the normal course of business; the availability of funding to continue to finance operations; the complexity, expense and time associated with sales to law enforcement and government entities; the lengthy evaluation and sales cycle for the Company’s product solution; product defects; litigation risks from alleged product-related injuries; risks of government regulations; the impact resulting from geopolitical conflicts and any resulting sanctions; the ability to obtain export licenses for countries outside of the US; the ability to obtain patents and defend IP against competitors; the impact of competitive products and solutions; and the Company’s ability to maintain and enhance its brand; the ability to maintain compliance with the Nasdaq Stock Market’s listing standards; the ability of the Company to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002; and risks resulting from the Company’s status as a smaller reporting company, including that reduced disclosure requirements may make shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) less attractive to investors. Additional factors that could cause actual results to differ materially from the results anticipated in these forward-looking statements are described in this Annual Report, including under the section entitled “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. The Company cautions readers that the forward-looking statements included in, or incorporated by reference into, this Annual Report on Form 10-K represent our beliefs, expectations, estimates and assumptions only as of the date hereof and are not intended to give any assurance as to future results. New factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, we cannot assess the effect of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statement.

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

In addition to the US law enforcement market, we have shipped our restraint products to 62 countries. We have established an active distributor network representing 50 states and one dealer representing the US territory of Puerto Rico. We have distribution agreements with 23 international distributors covering 63 countries. We focus significant sales, training and business development efforts to support our distribution network in addition to our internal sales team.

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

We have also identified an international market opportunity of over 12.1 million police officers in the 100 largest police forces outside the US. We have delivered products to 62 countries and have entered into agreements with international distributors. We anticipate that sales attributable to international markets will represent a significant portion of our sales in the future due in part to the centralized purchase decision-making process at the national level in these markets. Often, the international markets have large national police forces. Conversely, in the US, the market is more fragmented with many smaller agencies and longer procurement and sales cycles. We expect international sales to continue to be lumpy due the timing of purchase decisions and relatively large size of orders.

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

Today, ATF classifications play a role in restricting Wrap’s ability to transfer easily to non-government security firms. We believe the classification is overly onerous and we will continue to work with the ATF and others to change our nonlethal product’s classification. It is important to note that countries in which we have international customers do not have any transfer or possession restrictions on the non-lethal BolaWrap devices and we believe this should be the future for BolaWrap in the United States.

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

The BolaWrap is a remote restraint device that safely wraps around an individual’s arms and/or legs to impede movement and prevent harm to themselves or others. The device provides a valuable tool for law enforcement officers to safely and humanely take subjects into custody without injury, especially when verbal commands are ineffective.

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

BolaWrap’s effectiveness in restraining individuals and hindering their ability to flee or fight has been proven. Not only does it allow officers to act safely and effectively in difficult situations by minimizing the need for other uses of force, including hand-to-hand combat and other more injurious less lethal or lethal weapons, but also it helps minimize injury and prevent a force frenzy that can occur after chasing a fleeing subject.

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

Law enforcement encounters involving individuals experiencing a behavioral health crisis can be challenging, resulting in public controversy and costly consequences. The Treatment Advocacy Center: Office of Research & Public Affairs reported that one in ten police encounters involve individuals with mental illness, with at least one in four fatal police encounters involving individuals with mental illness (“Overlooked in the Undercounted: The Role of Mental Illness in Fatal Law Enforcement Encounters,” Office of Research & Public Affairs (2015)).

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

As more agencies incorporate the BolaWrap onto their duty belts and carry it every day on shift we expect to see an increase in the rate of field deployments, which we believe will contribute to even further adoption of the device by law enforcement agencies worldwide. In 2022, following the release of our strategic roadmap in mid-2022 Q3, we focused our customer service team on modifying their approach to become a customer success operation. As part of this strategic change, our team focuses on reaching out to drive agency wide adoption. We made this pivot in part because many agencies in the first few years of BolaWrap only deployed a small number of trial units without the immediate follow-up to grow their deployment to agency-wide. We have trained our sales team to focus on agency-wide deployment to drive the highest level of immediate success with the device and to integrate it into department-wide use of force polices.

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

We believe the BolaWrap 150 offers important benefits, including:

●	Modern electronic deployment;

●	Smaller size and less weight;

●	Reduced production costs;

●	LED status indicator for ease of operation;

●	Long laser battery life;

●	LED target illumination to improve accuracy;

●	Hardened plastic for increased durability; and

●	Enhanced water resistance for harsh environments.

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

Wrap Intrensic

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

By offering comprehensive solutions for video evidence management, Wrap Intrensic enhances accountability and transparency within law enforcement agencies. The technology facilitates improved documentation of interactions and incidents, which is critical in investigations and when building public trust. The solutions are used in various settings, including routine patrols, traffic stops, and large-scale public events. Wrap Intrensic’s platform simplifies digital evidence management, reducing the administrative burden on law enforcement personnel. Secure cloud storage and rigorous chain-of-custody protocols protect digital evidence against unauthorized access and tampering. The integration of non-lethal tools like BolaWrap with digital evidence solutions contributes to safer interactions between law enforcement officers and the community, strengthening Wrap Technologies’ position in the public safety technology market by offering an end-to-end solution that combines innovative de-escalation devices with state-of-the-art evidence management.

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

We have distribution agreements with 23 international distributors covering 63 countries. These agreements generally require minimum sales and follow-up performance and allow us to sell direct to customers if performance is not being met. We focus significant sales and business development efforts to support our international distributors.

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

Demonstration, Training and Customer Success

As part of its sales and marketing activities, the Company has a department dedicated to conducting demonstrations and training. The Company offers in-person, webinar, and online demonstrations, as well as paid use of force and de-escalation training, to law enforcement agencies. The training can take place before or after the initial or subsequent purchase or deployment of the Company’s products. The Company believes that providing training and demonstrations to law enforcement officers and trainers increases their support for purchasing and deploying the products within their departments.

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

In order to provide comprehensive training and sales support, we initiated the Wrap “Train the Trainer” program in October 2018. The program is structured such that our Master BolaWrap Instructors educate BolaWrap Instructors at local agencies, who then train front-line officers in compliance with the agency’s policies.

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

We plan to maintain financial prudence and deliver value to our stockholders. Our focus will remain on expanding our revenues through pursuing business opportunities both domestically and internationally. In addition to enhancing our current product portfolio, we aim to develop new and improved products, which can be utilized by security personnel and related professionals. We also seek to pursue strategic business initiatives and collaborations, including potential acquisitions, to complement our existing offerings and sales network.

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

Suppliers

We have established strong relationships with our key suppliers, and their timely and reliable delivery is crucial to our ability to meet customer demand. However, we are subject to challenges in our global supply chain, such as component shortages, increased lead times, cost fluctuations, and logistics constraints, which can affect our production schedules and have a negative impact on our financial performance. In late 2022, we started to ensure we have more final product inventory on hand to meet new business needs. To support our continued growth and operational needs, we relocated our manufacturing facility to Virginia, where a larger space will allow us to further enhance our processes and scalability. While we anticipate supply chain challenges to improve in the remainder of 2025, we recognize that future supplier shortages and logistics issues could have a material adverse effect on our operations and financial results.

Backlog

As of December 31, 2024, we had backlog of approximately $64 thousand that was delivered in the first quarter of 2025. The amount of backlog at any point in time is dependent upon order timing, scheduled delivery dates to our customers and product lead times. Most orders are shipped shortly after order and backlog is typically associated with larger police agency orders. Because of our history of shipping shortly after order, we do not currently believe backlog at any period end is predictive of future order volume or revenues beyond the reported amount. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation in the normal course of business.

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

However, we do compete with other use of force products for budget allocations. The BolaWrap product may also be perceived as an alternative to other solutions despite our valuable and separate positioning. Because we believe the BolaWrap may be used more often than certain other tools given, we expect to stand in a category of our own. Many agencies with the BolaWrap do not consider it a use-of-force tool, which uniquely distinguishes it from every other tool on an officer’s belt. The most common interactions officers have with the public revolve around de-escalating situations. In such scenarios, the BolaWrap stands out as one of the safest de-escalation tool available. Given these factors, we believe the BolaWrap may be used more often than certain other tools, positioning us to be widely recognized as standing in a category of our own.

Indirectly, other use of force devices such as tasers (CEWs), pepper spray, pepperball, batons, and impact weapons may try to compete with the BolaWrap product. However, many law enforcement personnel consider these to be distinct tools, each best-suited to a particular set of higher use of force circumstances. Purchasing one tool does not preclude the purchase of others, but budgetary considerations and space limitations on officer’s belts may limit the number of devices purchased and carried. The BolaWrap’s unique remote restraint use, effectiveness, and low possibility of injury positions it as an effective competitor against all other alternatives. We believe that in time the non-invasive BolaWrap will be prioritized over these other less lethal devices for its ease of use, safety, and high probability of use throughout a given year to officers in the field.

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

As of the date of this Annual Report, we currently have 31 issued US patents related to the BolaWrap technology and five additional US patents pending. In September 2018, we commenced filing our foreign patent applications selectively targeting the members of the European Patent Office (39 countries) and 17 other countries, of which 53 patents have been issued to date. To date we have a total of 84 issued domestic and international patents for our small global company. During 2024 we filed four patent applications, two of which were US filings. We feel the investment in patent protection in the US and abroad strengthens our intellectual property and creates value in Wrap Technologies. The failure to obtain patent protection or the loss of patent protection on our existing and future technologies or the circumvention of our patents by competitors could have a material adverse effect on our ability to compete successfully.

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

For the fiscal years ended December 31, 2024, and 2023, we spent approximately $2.3 million and $3.3 million, respectively, on company-sponsored research and development. This equates to 52% of revenue in 2024 and 53% of revenue in 2023. Future levels of research and development expenditure will vary depending on the timing of further new product development and the availability of funds to carry on new and additional research and development on currently owned technologies or in other areas. During 2025, in addition to continued development and enhancement of our remote restraint products, we expect to incur additional costs improving our training systems including enhancing our Wrap Reality on premise and cloud platforms and related content. As mentioned earlier we believe we are ahead of many in the law enforcement 3D virtual reality training space and have built up significant capability to compete globally in the law enforcement and corrections VR space.

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

The License Agreement provides for the payment of royalties of 4% of revenue from products employing the licensed device technology up to the earlier to occur of (i) the payment by the Company of an aggregate of $1.0 million in royalties, or (ii) September 30, 2026. All development and patent costs have been paid by us and patent applications and the technology related to the BolaWrap 100 and the BolaWrap 150 have been completely and solely assigned to the Company, subject to this royalty obligation. As of December 31, 2024, we have incurred the maximum $1.0 million in royalties with $81 thousand included in accounts payable at year-end.

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

Employees

As of December 31, 2024, we employ 19 full-time employees in the U.S. In addition, we engage consultants from time to time to provide additional sales, marketing, training and research and development services, and anticipate engaging consultants going forward to supplement our full- and part-time personnel.

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

We have a history of operating losses and expect to incur additional losses until we achieve sufficient revenue and resulting margins to offset our operating costs. Our net loss for the years ended December 31, 2024, and 2023 was $5.9 million and $30.2 million, respectively. Our decrease in net losses in 2024 was primarily attributable to non-cash other income of approximately $9.6 million related to the change in value of our warrant liability from December 31, 2023 to December 31, 2024, as compared to a non-cash charge of approximately $12.0 million in 2023 related to the change in value as of December 31, 2023 of the same warrant liability initially recorded as part of the Series A Preferred Stock (as defined herein) issuance in July 2023. Additionally, as a result of the Company’s cost containment efforts in 2024, our operating expenses were reduced by $3.6 million in 2024 as compared to 2023. Our ability to achieve future profitability is dependent on a variety of factors, many of which are outside of our control. Failure to achieve profitability or sustain profitability, if achieved, may require us to raise additional capital, which could have a material negative impact on the market value of our Common Stock.

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

As a result of our failure to timely file certain reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months, we are currently ineligible to file a registration statement on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

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

Our Company may be positively or negatively impacted by continued social unrest, protests against racial inequality, and movements like “Defund the Police.”

Our Company may be positively or negatively impacted by continued social unrest, protests against racial inequality, and movements like “Defund the Police.” Such unrest may be further fueled by misleading information or negative publicity about our solutions. We believe our solutions are the answer to reducing use of force and driving safer outcomes for officers and the citizens they interact with each day. Although the intensity of these events may have subsided, some may still indirectly or directly, influence police agency budgets and the funding available to current and potential customers. In addition, participants in these events may attempt to create the impression that our solutions are contributing to the perceived problems, potentially harming our business and operations, including our revenues, earnings, and cash flows from operations.

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

Our business may be impacted by global economic conditions, which have been volatile in recent years. Geopolitical conflict and related international economic sanctions and their impact may exacerbate this volatility. Specifically, our revenues and gross margins depend significantly on global economic conditions and the demand by foreign governments and agencies for the BolaWrap and Wrap Reality in many of our target markets. Economic weakness and uncertainty in these markets have resulted, and may result in the future, in decreased revenue attributable to these markets, gross margin, earnings or growth rates, and difficulty managing inventory levels. Sustained uncertainty about global economic conditions and geopolitical events may adversely affect demand for the BolaWrap and could cause demand to differ materially from our expectations as foreign governments and agencies curtail or delay spending. Economic weakness and uncertainty also make it more difficult for us to make accurate forecasts of revenues, gross margins and expenses.

Public health crises could adversely affect our business, financial condition and results of operations.

Our business could be adversely impacted by the effects of future pandemics, epidemics or infectious disease outbreaks. The extent to which future pandemics will in the future impact our financial conditions and results of operations, or those of our third-party suppliers, will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including the continued duration of the outbreak in the markets we target.

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

During the year ended December 31, 2024, we generated approximately 2% of our revenue from international sales. Due principally to the longer sales cycle, procurement delays and regulatory issues associated with domestic sales versus international sales, we currently anticipate that a significant portion of our sales in the year ending December 31, 2025, will be generated from international orders. In the event we are unable to timely collect account receivables associated with international sales, or timing of such international sales is delayed, our financial condition could be adversely and materially affected.

If we are unable to manage our projected growth, our growth prospects may be limited, and our future profitability may be adversely affected.

We intend to continue to expand our sales and marketing and our manufacturing capability. Rapid expansion may strain our staffing, financial and other resources. If we are unable to manage our growth, our business, operating results, and financial condition could be adversely affected. Our systems, procedures, controls, and management resources may not be adequate to support our future growing operations, and we have started to upgrade them and will continue to do so in 2025. We are working to continually improve our operational, financial, and other internal systems to manage our growth effectively, and any failure to do so may lead to inefficiencies and redundancies, and result in reduced growth prospects and profitability.

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

We depend on certain domestic and foreign suppliers for the delivery of components used in the assembly of our product. During the year ended December 31, 2024, approximately 70% of our supply chain was from domestic US suppliers. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or sub-assemblies and reduced control over pricing and timing of delivery of components and subassemblies. Specifically, we depend on suppliers of sub-assemblies, electronic components, injection molded plastic parts, and other miscellaneous custom parts for our product, some from sole source suppliers. We are still subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities or changes for bugs or enhancements. Delays in our suppliers’ abilities, especially any sole suppliers, to provide us with necessary materials and components may delay production or may require us to seek alternative supply sources. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition.

We have recently experienced, and in the future are likely to experience, disruption of the supply of some of our parts, components, and assemblies that we obtain from suppliers. Additionally, we do not have any long-term supply agreements with any suppliers. We actively monitor and attempt to mitigate supply chain risk, but there can be no assurance that our mitigation plans will be effective to prevent disruptions that may arise from shortages of materials that we use in the production of our products. Any interruption of supply for any material components of our products could significantly delay production and shipment of our products and have a material adverse effect on our revenue, profitability and financial condition.

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over inflation, geopolitical issues, the U.S. financial markets and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. In addition, there is a risk that one or more of our current and future service providers, manufacturers, suppliers, hospitals and other medical facilities, our third-party payors, and other partners could be negatively affected by difficult economic times, which could adversely affect our ability to attain our operating goals on schedule and on budget or meet our business and financial objectives.

We may not be able to successfully integrate acquisitions in the future, and we may not be able to realize revenue enhancements or other synergies from such acquisitions.

In November 2022, we acquired the rights to certain software assets and services to drive the rapid enhancement of our Wrap Reality Cloud platform, in August 2023 we acquired Intrensic which included a Body-Worn Camera and Digital Evidence Management solution and in February 2025, we acquired W1 Global, LLC (“W1 Global”), a professional services and consulting firm led by an executive team of former high-ranking law enforcement and U.S. Intelligence Community professionals. However, our ability to successfully implement our business plan and achieve targeted financial results and other benefits including, among other things, greater market presence and development, and enhancements to our product portfolio and customer base, is dependent on our ability to successfully identify, consummate and integrate acquisitions we may acquire in the future. We may not realize the intended benefits of the acquisition of other businesses in the future as rapidly as, or to the extent, anticipated by our management. There can be no assurance that we will be able to successfully integrate any other acquired businesses, products or technologies without substantial expense, delay or other operational or financial problems. Acquisitions involve several risks, some or all of which could have a material adverse effect on our acquired businesses, products or technologies. Furthermore, there can be no assurance that any acquired business, product, or technology will be profitable or achieve anticipated revenues and income. Our failure to manage our acquisition and integration strategy successfully could have a material adverse effect on our business, results of operations and financial condition. The process of integrating an acquired business involves risks, including but not limited to:

●	Demands on management related to changes in the size and possible locations of our businesses and employees;

●	Diversion of management’s attention from the management of daily operations;

●	Difficulties in the assimilation of different corporate cultures, employees and business practices;

●	Retaining the loyalty and business of the employees or customers of acquired businesses;

●	Retaining employees that may be vital to the integration of acquired businesses or to the future prospects of the combined businesses;

●	Difficulties and unanticipated expense related to the integration of departments, information technology systems, including accounting systems, technologies, books and records, and procedures, and maintaining uniform standards, such as internal accounting controls, procedures, and policies;

●	Costs and expense associated with any undisclosed or potential liabilities; and

●	The use of more cash or other financial resources on integration and implementation activities than we expect.

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

The shipment of some of our components and our products involve conformity to regulations governing the transport of “dangerous goods.” Failure to comply with shipping regulations could result in the imposition of fines, penalties and other actions that could adversely impact our financial position, cash flows and operating results.

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

Our future success depends in part upon our proprietary technology. We currently have 31 issued US patents related to the BolaWrap technology and five additional US patents pending. We have filed foreign patent applications in the European Union (up to 39 countries) and 17 other countries and reserved our rights to file additional foreign patents. Our protective measures taken thus far, including our issued patents, pending patents, issued and pending trademarks and trade secret laws, may prove inadequate to protect our proprietary rights. To date we have a total of 84 issued domestic and international patents. During 2024, we filed four patent applications, two of which were US filings. We feel the significant investment in patent protection in the US and abroad creates a significant amount of IP and value in Wrap Technologies. However, there can be no assurance we will be granted any patent rights from pending patents. The scope of any possible patent rights may not prevent others from developing and selling competing products. The validity and breadth of claims covered in any possible patents involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, lengthy, and expensive. In addition, any patents, if granted, may be held invalid upon challenge, or others may claim rights in or ownership of our patents.

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

A failure in or breach of our or our operational or security systems or infrastructure, or those of third parties with which we do business, including as a result of cyberattacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

Information security risks have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct operations, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Our operations and certain of our products rely on the secure processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks. We rely on our digital technologies, computer and email systems, software, and networks to conduct our operations. Our technologies, systems, networks are likely to be the target of, cyberattacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations.

We may suffer material losses relating to cyberattacks or other information security breaches. Our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of these threats, the continued uncertain global economic environment, threats of cyberterrorism, and system and customer account conversions. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional financial, technical and operational resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our and our subsidiaries’ business activities. Any such failure, termination or constraint could adversely affect our and our subsidiaries’ ability to provide our services and products, service the customers, manage the exposure to risk or expand our businesses and could have an adverse impact on our liquidity, financial condition and results of operations.

Disruptions or failures in the physical infrastructure or operating systems that support our business, or cyberattacks could result in the loss of business opportunities, significant disruptions to our operations and business, misappropriation of our confidential information and/or that of our customers, or damage to our computers or systems and those of our customers and/or counterparties, and could result in violations of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs.

The regulatory framework for artificial intelligence (“AI”) technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. In addition, existing laws and regulations may be interpreted in ways that would affect the use of AI in our business. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

We incorporate AI solutions into our Body Worn Camera and Digital Evidence Management solutions, services, and features, and these applications are important in our operations. The regulatory framework for AI technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. In addition, existing laws and regulations may be interpreted in ways that would affect the use of AI in our business. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

Certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI technologies, and new laws regulating AI technologies recently entered into force in the United States and Europe. In the United States, former Biden administration issued a broad Executive Order on the Safe, Secure and Trustworthy Development and Use of Artificial Intelligence (the “2023 AI Order”), which sets out principles intended to guide AI design and deployment for the public and private sectors and signals the increase in governmental involvement and regulation over AI technologies. This executive order was revoked by President Trump on January 23, 2025. Subsequently, on January 23, 2025, the President issued Executive Order ion Removing Barriers to American Leadership in Artificial Intelligence, which directed relevant agencies to develop an action plan to assure global dominance by the United States in artificial intelligence, and to examine any actions taken in connection with the 2023 AI Order, which are incongruent with Trump’s order.

In addition, agencies such as the Department of Commerce and the FTC have issued proposed rules governing the use and development of AI technologies. Legislation related to AI technologies has also been introduced at the federal level and is advancing at the state level. Such additional regulations may impact our ability to develop, use, and commercialize AI technologies offered by our service providers and within our products and services in the future.

On May 21, 2024, the European Union legislators approved the EU Artificial Intelligence Act (the “EU AI Act”), which establishes a comprehensive, risk-based governance framework for artificial intelligence in the EU market. The EU AI Act entered into force on August 2, 2024, and the majority of the substantive requirements will apply from August 2, 2026. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI technologies and our ability to provide, improve or commercialize our business, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI technologies for our business, or require us to change the way we use AI technologies in a manner that negatively affects the performance of our business and the way in which we use AI technologies. We may need to expend resources to adjust our system in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could materially and adversely affect our business, financial condition, results of operations, and prospects.

Further, a number of aspects of intellectual property protection in the field of AI are currently under development and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and relevant system input and outputs. If we fail to obtain protection for our intellectual property rights within our AI technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products that could adversely affect our business, reputation and financial condition. Further, given the long history of development of AI technologies, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our own AI technologies.

Risk Factors Relating to Our Financial Statements and Operating Results

We cannot predict our future operating results. Our quarterly and annual results will likely be subject to fluctuations caused by many factors, any of which could result in our failure to achieve our expectations.

We currently expect that the BolaWrap product will be the primary source of our revenue in 2025. We expect our revenue to vary significantly due to several factors. Many of these factors are beyond our control. Any one or more of these factors, including those listed below, could cause us to fail to achieve our revenue expectations. These factors include, among others:

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

The Certificate of Designations (the “Certificate of Designations”) for our Series A Convertible Preferred Stock (“Series A Preferred Stock”) provides for the payment of dividends to the holder of our Series A Preferred Stock in cash or shares of Common Stock, or a combination thereof, at the Company’s option. If the Company elects to pay any dividends in shares of Common Stock, the Conversion Price (as defined herein) used to calculate the number of shares issuable will equal to the lower of (i) the then applicable Conversion Price and (ii) 85% of the arithmetic average of the three (3) lowest closing prices of the Common Stock during the twenty (20) consecutive trading day period ending on the trading day immediately preceding the dividend payment date, subject to a floor price. The Certificate of Designations also contains “full ratchet” anti-dilution provisions applicable to the conversion prices used in voluntary conversions of Series A Preferred Stock by the holders thereof and by the Company in paying any dividends in shares of Common Stock, which provisions require the lowering of the applicable conversion price, as then in effect, to the purchase price of equity or equity-linked securities issued in subsequent offerings. If in the future, while any of our Series A Preferred Stock is outstanding, we issue securities at an effective Common Stock purchase price that is less than the applicable conversion price of our Series A Preferred Stock, as then in effect, we will be required, subject to certain limitations and adjustments as provided in the Certificate of Designations for the Preferred Stock, to further reduce the relevant conversion price, which will result in a greater number of shares of Common Stock being issuable upon conversion of the Preferred Stock or upon the payment of dividends to the holders of the Preferred Stock in shares of Common Stock, which in turn will have a greater dilutive effect on our stockholders. The potential for such additional issuances may depress the price of our Common Stock regardless of our business performance. We may find it more difficult to raise additional equity capital while any of our Preferred Stock is outstanding.

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

Risk Factors Relating to Our Common Stock

We may be unable to raise capital by offering shares of our common stock because we do not currently have enough authorized shares available for such a transaction.

Under our Amended and Restated Certificate of Incorporation, as amended (the “Charter”) we currently have only 48,762 authorized and unissued shares of common stock that would be available for offering in a capital-raising transaction. This number of shares would not be sufficient for raising a significant amount of capital by means of an offering of shares. In order to increase the number of authorized shares of common stock, our Charter would need to be amended, which may only be done by the vote of our stockholders. Calling a meeting of our stockholders involves a significant amount of time and expense and, in any event, should such a meeting be called for the purpose of increasing the number of authorized shares of common stock, there can be no assurance that our stockholders would vote in favor of such a proposal. The fact that we do not currently have enough authorized shares available for a capital-raising transaction may make us dependent on alternative means of raising capital in order to continue our operations, and there can be no assurance that such alternative means may be available to us on acceptable terms or at all.

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

Lawsuits of this nature divert financial and management resources that would otherwise be used to benefit our operations and defending such lawsuits may result in substantial costs. Any lawsuit to which we or our directors or officers are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Any of these results could adversely affect our business.

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

Management and certain directors owned more than 10% of our Common Stock as of December 31, 2024. As a result, our management and certain directors, acting individually or as a group, has the potential ability to exert influence on the outcome of issues requiring approval by our stockholders.

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

Our Common Stock could be delisted from the Nasdaq Stock Market.

Nasdaq’s continued listing standards for our Common Stock require, among other things, that we maintain a closing bid price for our Common Stock of at least $1.00, we maintain (A) stockholders’ equity of $2.5 million; (B) market value of listed securities of $35 million; or (C) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, and timely file all required reports with the SEC or risk delisting, which would have a material adverse effect on our business. A delisting of our Common Stock from Nasdaq could materially reduce the liquidity of our Common Stock and result in a corresponding material reduction in the price of our Common Stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

There is no assurance that we will maintain compliance with such minimum listing requirements. If our Common Stock were delisted from Nasdaq, trading of our Common Stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our Common Stock on an over-the-counter market, and many investors would likely not buy or sell our Common Stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our Common Stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our Common Stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

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

As of December 31, 2024, we had outstanding options and unvested stock units of 4.9 million shares of our Common Stock. The issuance of shares of Common Stock issuable upon the exercise of options or issuance from restricted stock units or the exercise of warrants that may be outstanding in the future could cause substantial dilution to existing holders of our Common Stock, and the sale of those shares in the market could cause the market price of our Common Stock to decline. The potential dilution from the issuance of these shares could negatively affect the terms on which we are able to obtain equity financing.

We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of your Common Stock.

We are authorized to issue up to 5.0 million shares of preferred stock in one or more series, in which 10,000 shares have been designated as Series A Preferred Stock. Our Board of Directors may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue additional shares of preferred stock, it could affect your rights or reduce the value of your Common Stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. Preferred stock terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions.

We incur substantial costs as a result of being a public company.

As a public company, we incur significant levels of legal, accounting, insurance, exchange listing fees and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Capital Market and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources as compared to when we operated as a private company. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more corporate employees in the future or engage outside consultants to comply with these requirements, which would increase our costs and expenses.

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

We have never declared dividends on our Common Stock, and currently do not anticipate that we will do so in the foreseeable future. The declaration and amount of future dividends, if any, will be determined by our Board of Directors and will depend on our financial condition, earnings, capital requirements, financial covenants, regulatory constraints, industry practice and other factors our Board of Directors deems relevant. In addition, so long as any shares of Series A Preferred Stock are outstanding, as they are at this time, we are not able to declare or pay any cash dividend or distribution on any of our capital stock (other than as required by the Certificate of Designations) without the prior written consent of the Required Holders (as defined in the Certificate of Designations).

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

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and the related rules and regulations promulgated by the SEC require us to include in our Annual Report on Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that our internal control over financial reporting was effective as of December 31, 2024, it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the Company’s stock price.

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

ITEM 2. PROPERTIES

In November 2023, we commenced a lease in an office building located at 3480 Main Highway, Coconut Grove, Florida, which currently serves as our Company’s headquarters. The lease of 4,487 square feet for an initial term of 89 months, including five months of rent abatement in the first two years of the lease. The aggregate monthly payments will restart in 2024 for $39,635 per month, increasing 3% each year through the lease term, plus other certain costs and charges as specified in the lease agreement.

Our current assembly, and warehouse facilities are located at 1817 West 4th Street, Tempe, Arizona. The lease of 11,256 square feet commenced in June 2019 and was for an initial lease term through July 2022. In January 2022 we renewed this lease for three years with aggregate monthly payments of $9,905 commencing August 2022, increasing 4% annually through the term ending July 31, 2025. In 2025, our assembly, and warehouse facilities will be moved to our new facility in Norton, VA (see below).

Beginning in October 2017, we commenced reimbursing former officer, stockholder and consultant, Mr. Elwood Norris, $1,500 per month on a month-to-month basis for laboratory facility costs. The Company terminated this agreement in February 2024.

On January 3, 2025, we signed a lease that will commence in October 2025, or upon the completion of the premises, whichever happens later, for a manufacturing facility located at Pad 1A of the technology park at the intersection of US 23 and US 58 Alternate in Norton, Virginia. The lease of the 20,000 square foot facility has an initial term of five years with the option to renew for an additional two-years, subject to adjustments based on the Consumer Price Index. Monthly lease payments will be $10,000, calculated at $6 per gross square foot per year. Following two years of occupancy from the start of the lease, we may terminate the lease without penalty by providing sixty-days written notice.

ITEM 3. LEGAL PROCEEDINGS

We may become subject to other legal proceedings, as well as demands and claims that arise in the normal course of our business, including claims of alleged infringement of third-party patents and other intellectual property rights, breach of contract, employment law violations, and other matters and matters involving requests for information from us or our customers under federal or state law. Such claims, even if not meritorious, could result in the expenditure of significant financial and management resources. We make a provision for liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. On December 31, 2024, we had no provision for liability under existing litigation.

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

Holders

As of March 25, 2025, there were 50,494,701 shares of Common Stock outstanding and approximately 39 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our Common Stock. The decision to pay dividends is at the discretion of our board of directors and depends upon our financial condition, results of operations, capital requirements, and other factors that our board of directors deems relevant. In addition, so long as any shares of Series A Preferred Stock are outstanding, as they are at this time, we are not able to declare or pay any cash dividend or distribution on any of our capital stock (other than as required by the Certificate of Designations) without the prior written consent of the Required Holders (as defined in the Certificate of Designations).

Recent Sales of Unregistered Securities

No unregistered securities were issued during the fiscal year ended December 31, 2024, that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

Overview

We are a global public safety technology and services company that delivers safe and effective policing solutions to law enforcement and security personnel worldwide. We are leading the movement for safer outcomes by equipping law enforcement with safer, non-painful compliance tools and immersive training for modern society. We began sales of our first public safety product, the BolaWrap 100 remote restraint device, in late 2018. In late 2020 we added a new solution to our public safety technologies, which is our virtual reality (“VR”) training platform, Wrap Reality. Wrap Reality is now sold to law enforcement agencies for simulation training as well as corrections departments for the societal reentry scenarios. In the first quarter of 2022 we delivered a new generation product, the BolaWrap 150. The BolaWrap 150 is electronically deployed and is more robust, smaller, lighter and simpler to deploy than the BolaWrap 100 that has been phased out.

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

Recent Developments

Since December 31, 2024, the Company accomplished the following:

●	Implemented measures to improve operational efficiency and streamline costs;

●	Announced the full deployment of BolaWrap by a prominent Midwest police department’s Crisis Intervention Team (CIT) and a pilot program at a major West Coast agency; and

●	Appointed Jared Novick as President and Chief Operating Officer, effective March 10 2025, to drive operational efficiency and expand its public safety solutions.

W1 Global, LLC Acquisition

On February 18, 2025, the Company and W1 Global, LLC, a Delaware limited liability company (“W1 Global”), entered into an Asset Purchase Agreement, dated as of February 18, 2025 (the “W1 Purchase Agreement”), pursuant which, subject to the terms and conditions set forth therein, the Company agreed to acquire substantially all the assets of W1, including, among others, all of W1’s right, title and interest in and to W1’s properties, business, and assets of W1 used in, held for use in or relating to the business of advisory and investigative professional services, as more specifically set forth in the W1 Purchase Agreement (collectively, the “Acquired Assets”), which excludes the Excluded Assets (as defined in the W1 Purchase Agreement), and assume certain Assumed Liabilities (as defined in the W1 Purchase Agreement), upon the terms and subject to the conditions set forth in the W1 Purchase Agreement (the “Acquisition”), for a nominal purchase price equal to $100.00. This acquisition is expected to advance the Company’s capabilities and integrate into Company’s Managed Safety and Response (MSR) Connected Ecosystem, expanding its reach and service offerings.

February 2025 Private Placement

On February 24, 2025, the Company entered into a securities purchase agreement (the “PIPE Purchase Agreement”) with certain accredited investors (collectively, the “PIPE Purchasers”) for the issuance and sale in a private placement (the “Private Placement”) of an aggregate of 3,216,666 shares (the “Common Shares”) of Common Stock and accompanying warrants (“PIPE Warrants”) to purchase up to 3,216,666 shares of Common Stock, with an exercise price of $1.80 per share. The purchase price for one Common Share and accompanying PIPE Warrant was $1.80. The estimated gross proceeds to the Company were $5.8 million, before estimated offering expenses payable by the Company. The closing of the Private Placement occurred on February 28, 2025 and March 7, 2025.

Business Outlook and Challenges

We believe our Company’s products and solutions are gaining global recognition and awareness through various channels such as social media, trade shows, and media exposure, among others. In part, this recognition and awareness can be attributed to positive feedback from law enforcement agencies and the successful deployment of our products. As a result, we believe our brand is becoming increasingly recognized on a global scale as a leader in remote restraint and non-lethal solutions.

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

There are many reasons why we may not receive reports on all the use of the BolaWrap, including, when uses of BolaWrap are considered evidence in ongoing criminal cases, are controlled by local policy or regulation, or require officer and union permission to be shared with us. However, some agencies have shared bodycam footage of successful field deployments with us, which we may use in our training and education efforts. We believe that as the reports of BolaWrap’s effectiveness in de-escalation continue to increase, it will contribute to our future revenue growth.

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

As part of our efforts to expand our sales and distribution operations, we provide a comprehensive training program for law enforcement officers and trainers in using the BolaWrap. This training equips them with knowledge about the appropriate use and limitations of BolaWrap in tandem with modern policing techniques for de-escalation of encounters. We now focus on also teaching when and why BolaWrap should be used, including the specific area of success, such as after verbal commands break down and before the law enforcement officer is ready to escalate to less lethal pain compliance tools. We believe that law enforcement trainers and officers who have been trained to use our products, or have witnessed demonstrations, are more inclined to support the acquisition and deployment of our products by their respective departments to drive successful outcomes. As of December 31, 2024, over 1,540 agencies have received BolaWrap training with over 5,450 training officers at those agencies certified as BolaWrap instructors and qualified to train the rest of their departments, representing a 1% increase in agencies and a 1% increase in trained officers as compared to December 31, 2023.

Operating expenses for the year ended December 31, 2024 totaled $18.0 million representing a 17 % reduction as compared to 2023 expenses totaling $21.6 million. Our new management team has prioritized reducing operating expenses, and in the second quarter of 2024, conducted a thorough top to bottom assessment of all aspects of the business. We expect to realize the full year benefits in 2025 of the cost reduction actions taken throughout 2024 as we expect to continue to reduce our cost profile. This assessment culminated in the creation of a strategic roadmap aimed at achieving sustainable growth and delivering long-term value to our stockholders. Our strategic roadmap centers on expanding our sales by building repeatable domestic BolaWrap sales, increasing international sales of the new BolaWrap 150, and expanding the deployment of BolaWrap to full patrol-wide utilization via a customer success function. Additionally, we have established a dedicated inside sales leader to increase our velocity on new leads. To catalyze sales growth, we are expanding our distributor and partner relationships while simultaneously diversifying and innovating our product offerings. As part of our strategic roadmap, we have made the decision to improve the pricing on BolaWrap 150 devices and cassettes, given the product’s success as a significant upgrade for law enforcement. We believe these increased margins could drive us to breakeven and profitability more quickly. We also began charging for our respected training services.

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

As of December 31, 2024, we had backlog of approximately $64 thousand was delivered in the first quarter of 2025. Additionally, we had deferred revenue of approximately $505 thousand expected to be recognized generally over the next four years. Our deferred revenue is generally from Wrap Reality subscription and other revenue. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation, in the normal course of business.

Since inception, we have generated significant losses from operations and anticipate that we will continue to generate significant losses from operations for the foreseeable future. We believe that we have adequate financial resources to sustain our operations for the twelve months. For the year ended December 31, 2024, our net loss from operations decreased by approximately $3.2 million compared to the year ended December 31, 2023. Net cash used in operations during the year ended December 31, 2024, was approximately $8.6 million less than cash used in operations during the year ended December 31, 2023. This decrease in cash used in operations reflects a lower net operating loss in 2024 along with a decrease in accounts receivable during the period compared to the year ended December 31, 2023.

We expect that we will continue to innovate new applications for our public safety technology, open new geographies, develop new products and technologies to meet diverse customer requirements and identify and develop new markets for our products.

Although customers were generally satisfied with the BolaWrap 100, many distributors were concerned with the Company’s ability to continue to expand with the BolaWrap 100. This device was completely discontinued in 2022 and product delays kept the BolaWrap 150 from being fully delivered to customers until late early 2022. This gap in having a product to sell as well as the unhappiness in phasing out the first-generation product while it was still having success in the field, created significant work throughout 2022 to get the BolaWrap 150 approved by departments as well as by import and federal authorities for international countries. We also had a much slower than expected trade in the timeframe of BolaWrap 100 to BolaWrap 150 due to the customer affinity for our first to market device.

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

Supply chain disruptions also affected our operations and could negatively impact our ability to source materials, manufacture and distribute products in the future. Moreover, financial markets continue to experience significant volatility, which could potentially affect our ability to enter into or modify favorable terms and conditions regarding equity and debt financing activities. Nevertheless, we had $3.6 million in cash and cash equivalents and short-term investments as of December 31, 2024, which together with our February 2025 $5.8 million equity infusion, believe provides sufficient capital to fund our operations in the short-term and absorb the potential near-term impacts of economic uncertainty. However, we may require additional working capital and liquidity constraints and access to capital markets could still negatively affect our liquidity and require changes to our plan of operations.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Other than the planned production change requiring a new estimate of exit expense, there were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the period ended December 31, 2024.

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

Results of Operations

Year Ended December 31, 2024 Compared to year ended December 31, 2023

The following table and narrative sets forth for the periods indicated certain items of our statement of operations, expressed in thousands of dollars. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Annual Report.

	Year Ended December 31,		Change
	2024	2023	$	%
(in thousands)
Revenues:
Product sales	$3,590	$5,337	$(1,747)	(33)%
Other revenue	917	796	121	15%
Total revenues	4,507	6,133	(1,626)	(27)%

Cost of revenues:
Products and services	2,042	3,227	(1,185)	(37)%

Gross profit	2,465	2,906	(441)	(15)%

Operating expenses:
Selling, general and administrative	15,688	18,361	(2,673)	(15)%
Research and development	2,344	3,267	(923)	(28)%
Total operating expenses	18,032	21,628	(3,596)	(17)%
Loss from operations	$(15,567)	$(18,722)	$3,155	17%

Revenue

We reported revenue of approximately $4.5 million for the year ended December 31, 2024, as compared to revenue of approximately $6.1 million for the year ended December 31, 2023, an approximate 27% decrease. International revenues decreased from approximately $2.3 million for the year ended December 31, 2023, to approximately $84 thousand for the year ended December 31, 2024. The decrease in international revenue was driven by the prior year having certain large orders and continued stronger demand for our products in the EMEA region during 2023. We incurred discounts of approximately $55 thousand during the year ended December 31, 2024, compared to approximately $169 thousand during the year ended December 31, 2023, primarily as a result of promotional programs designed to encourage domestic customers to upgrade to the BolaWrap 150. We expect a decline to even lower discounts throughout 2025 as we have phased out our promotional upgrade offers.

International revenue generally consists of larger orders with the end user being large, centralized government agencies. These orders continue to be lumpy and difficult to predict as to both timing and amount. We anticipate a revenue increase in 2025 compared to 2024 for two key reasons: (i) from an international perspective, there is growing demand for less-lethal alternatives like BolaWrap, especially in regions where lethal force is often prohibited, and (ii) from a domestic perspective, despite a saturated market for less-lethal use-of-force solutions, BolaWrap stands out as what we believe to be the only pain-free compliance tool.

We incurred product promotional costs of approximately $92 thousand for the year ended December 31, 2024, related primarily to BolaWrap 150 demonstration products and the cost of training products and accessories delivered to law enforcement agencies that were expensed as marketing costs. We are responding to increased demand for training as a result of expanded product and brand awareness and increased successful field use by agencies but due to awareness expect reductions in product promotional costs from 2023. A total of approximately $249 thousand of such product promotional costs were incurred during the year ended December 31, 2023.

As of December 31, 2024, the Company’s deferred revenue of $505 thousand consisted of $76 thousand related to BolaWrap extended warranties and services, $352 thousand related to Intrensic extended warranties and services, $73 thousand related to VR and $4 thousand related to training.

As of December 31, 2024, we had backlog of approximately $64 thousand, which was delivered in the first quarter of 2025. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instance’s cancellation in the normal course of business.

Gross Profit

Our gross profit for the year ended December 31, 2024, was approximately $2.5 million, or a gross margin of 55%. Our gross profit for year ended December 31, 2023, was approximately $2.9 million, or a gross margin of 47%. For the year ended December 31, 2024, gross profit represented a 15% decrease compared to December 31, 2023, as a result of lower sales offset by continued cost containment efforts on production reflected in the higher gross margin percentage in 2024.

As our revenue history is limited, historical margins may not accurately reflect future margins. However, we expect higher margins with the production of the BolaWrap 150 compared to previous production due to design changes and improved pricing. Our margins are also subject to variations based on the sales channels and product mix through which our products are sold. At present, our cassettes have lower margins than the BolaWrap devices. As we scale cassette production, we will look to reduce our costs and drive higher cassette margins. Cassettes were a total of 12.1% of our overall revenue in the year ended December 31, 2024, and may grow as a recurring revenue base as more BolaWrap devices are used in the field and as the use of BolaWrap increases due to the need of officers to de-escalate to prevent injuries and the use of higher levels of force.

We regularly introduce updates and revisions to our products, which may include changes to raw materials and components, and can impact our product costs. Given our limited experience with warranty costs, our estimated future warranty expense may affect our gross margins.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense decreased by approximately $2.7 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily as a result of the Company’s cost containment initiatives enacted in the first half of 2024.

Advertising and promotion costs were approximately $0.7 million during the year December 31, 2024, or a decrease of approximately $0.5 million as compared to approximately $1.2 million during the year December 31, 2023.  The decrease in advertising costs was related to reductions in consultants and other cost containment efforts.

Share-based compensation costs allocated to SG&A was $2.3 million for the year ended December 31, 2024, an increase of approximately $0.7 million, compared to approximately $1.7 million for the year ended December 31, 2023. The increase resulted primarily due to the full-year impact of stock-based grants in late 2023 along with the increased value of non-cash awards granted in 2024 reflecting changes in the Company’s stock price.

Salaries and burden costs were $3.8 million for the year ended December 31, 2024, an approximately $2.2 million or 37% decrease compared to approximately $6.0 million for year ended December 31, 2023. During 2023, we recorded approximately $1.0 million of severance cost related to management restructuring efforts that were included in salaries and burden. During the year ended December 31, 2024, compared to December 31, 2023, we decreased professional and consulting fees by approximately $0.9 million. We expect expenditures for SG&A expense for the existing business lines in 2025 to be slightly lower than 2024, as a result of restructuring actions taken in 2024.

In December 2024, the Company determined that the assessment of the Intrensic Membership Interests (as defined herein) fair value indicated that its carrying value exceeded its fair value by $1.6 million and therefore the Company recorded a $1.6 million impairment charge related to the goodwill initially recorded from the acquisition. In December 2023, it was determined that the intangible related to development of proprietary software by Lumeto, Inc. would not have future economic value and was written down; the Company recognized an impairment loss of $700 thousand as a result.

Research and Development Expense

Research and development expense was approximately $2.3 million for the year ended December 31, 2024, a decrease of approximately $0.9 million, compared to $3.2 million for year ended December 31, 2023. In 2024, we incurred a $152 thousand period over period decrease in share-based compensation expense allocated to research and development expense as a result of personnel changes made from the Company’s cost containment initiatives. Outside consulting costs decreased by $133 thousand and prototype related costs decreased by $199 thousand for the year ended December 31, 2024, primarily due to reduced costs related to the Company’s cost containment initiatives.

Operating Loss

Loss from operations during the year December 31, 2024, was approximately $15.6 million, a decrease of approximately $3.2 million compared to approximately $18.7 million during the year December 31, 2023, primarily reflecting a decrease of $3.6 million in operating expenses resulting from the Company’s cost containment initiatives during 2024.

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

We have experienced net losses and negative cash flows from operations since our inception. As of December 31, 2024, we had cash and cash equivalents of approximately $3.6 million, negative working capital of approximately $2.7 million primarily reflecting the approximate $10.1 million value of the Series A Warrants (as defined herein) recorded in connection with the issuance of the Series A Preferred Stock in July 2023, and had sustained cumulative losses attributable to stockholders of approximately $105.1 million. Our working capital net of the Warrants-short term at December 31, 2024 was approximately $7.4 million, a decrease of approximately $10.0 million compared to December 31, 2023, as a result of the operating losses offset by a decrease in the warrant liability included in short term liabilities totaling $9.6 million in 2024. As a result, we had approximately $3.6 million in cash and cash equivalents as of December 31, 2024. Additionally, in February 2025, the Company issued common stock in a private placement of an aggregate of 3,216,666 Common Shares and accompanying PIPE Warrants to purchase up to 3,216,666 shares of Common Stock, with an exercise price of $1.80 per share. The purchase price for one Common Share and accompanying PIPE Warrant was $1.80. The estimated gross proceeds to the Company were approximately $5.8 million. Management therefore believes the Company has sufficient capital to fund its operations for the next twelve months. However, liquidity constraints and access to capital markets could still negatively affect our liquidity and require changes to our investment strategy.

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

Series A Preferred Stock

On July 3, 2023, the Company filed the Certificate of Designations of the Series A Preferred Stock (the “Certificate of Designations”) with the Secretary of State of the State of Delaware, designating 10,000 shares of its Preferred Stock as Series A Convertible Preferred Stock. The terms of the Series A Preferred Stock are as set forth in the form of Certificate of Designations. of the Series A Preferred Stock (the “Certificate of Designations”). The Series A Preferred Stock is convertible into shares of common stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $1.45 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion Price (subject to certain exceptions).

The holders of the Series A Preferred Stock are entitled to dividends of 8% per annum, compounded monthly, which are payable in cash or shares of Common Stock, or a combination thereof, at the Company’s option in accordance with the terms of the Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series A Preferred Stock will accrue dividends at the rate of 20% per annum. If the Company elects to pay any dividends in shares of Common Stock, the Conversion Price used to calculate the number of shares issuable will equal to the lower of (i) the then applicable Conversion Price and (ii) 85% of the arithmetic average of the three (3) lowest closing prices of the Company’s Common Stock during the twenty (20) consecutive trading day period ending on the trading day immediately preceding the dividend payment date, provided that such price shall not be lower than the lower of (x) $0.2828 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events ) and (y) 20% of the “Minimum Price” (as defined in Nasdaq Stock Market Rule 5635) on the date of the Stockholder Approval (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market.

On August 19, 2024, the Company entered into an Amendment Agreement (the “August 2024 Amendment”) with the Required Holders (as defined in the Certificate of Designations). Pursuant to the August 2024 Amendment, the Required Holders agreed that (A) the unpaid and accrued dividends on the Series A Preferred Stock due July 1, 2024 (the “July Delinquent Dividend Amount”), shall be payable, at the option of the Company, in (i) cash and/or (ii) shares of Common Stock, at a price per share of Common Stock equal to the lower of (x) $1.00 and (y) the Dividend Conversion Price (as defined in the Certificate of Designations), using July 1, 2024, as the applicable date of determination in accordance with the Certificate of Designations; (B) the dividends due on October 1, 2024 (the “October Dividend Amount” and, together with the July Delinquent Dividend Amount, the “Delinquent Dividend Amounts”), shall be payable in shares of Common Stock based on a per share price of Common Stock equal to 80% of the arithmetic average of the three (3) lowest closing sale prices of the Common Stock during the month of September 2024; and (C) such Delinquent Dividend Amounts and any Dividend Balance Shares (as defined in the Certificate of Designations), with respect thereto, if applicable, shall be delivered on October 1, 2024. The Company and the Required Holders further agreed pursuant to the August 2024 Amendment to amend (i) the Certificate of Designations, as described below, by filing a Certificate of Amendment to the Certificate of Designations (the “August 2024 Certificate of Amendment”) and (ii) the Series A Purchase Agreement to amend the definition of “Excluded Securities.” The August 2024 Certificate of Amendment amends the Certificate of Designations to, among other things, (A) allow for the payment of dividends in the form of Common Stock to a holder of the Series A Preferred Stock who serves as a director, officer or employee of the Company; provided that such issuance is approved by the Company’s stockholders prior to such issuance, and (B) amend certain conditions required for (i) a mandatory conversion of the Series A Preferred Stock, and (ii) the Company’s right to redeem, all or a portion, of the Series A Preferred Stock outstanding pursuant to an optional redemption, in each case, pursuant to the terms of the Certificate of Designations.

On October 14, 2024, the Company entered into an Amendment Agreement with the Required Holders (as defined in the Certificate of Designations), pursuant to which, the Required Holders agreed to amend the Certificate of Designations of the Company’s Series A Preferred Stock, as described below, by filing a Certificate of Amendment to the Certificate of Designations (the “October 2024 Certificate of Amendment”). The October 2024 Certificate of Amendment amends the Certificate of Designations to, among other things, provide that, except as required by applicable law, the holders of the Series A Preferred Stock will be entitled to vote with holders of the Common Stock on an as converted basis, with the number of votes to which each holder of Series A Preferred Stock is entitled to be calculated assuming a conversion price of $1.414 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series A Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Certificate of Designations. The October 2024 Certificate of Amendment further provides that (i) certain holders of the Series A Preferred Stock will not be subject to certain beneficial ownership limitations as described in the Certificate of Designations, and (ii) stockholder approval will not be required in connection with the payment of dividends in the form of Common Stock to a holder of the Series A Preferred Stock who serves as a director, officer or employee of the Company. The October 2024 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of October 14, 2024.The holders of the Series A Preferred Stock have no voting rights, other than with respect to certain matters affecting the rights of the Series A Preferred Stock.

On November 25, 2024, the Company entered into an Amendment and Agreement with the Series A Investors (the “November 2024 Amendment Agreement”), pursuant to which, (i) the Series A Investors agreed to amend the Certificate of Designations, as described below, by filing a Certificate of Amendment to the Certificate of Designations with the Secretary of State (the “November 2024 Certificate of Amendment”), and (ii) the Series A Investors and the Company agreed that all payment amounts that have accrued and are unpaid as of November 25, 2024, pursuant to the Certificate of Designations and the August 2024 Amendment will be satisfied by delivery of shares of Common Stock on or prior to November 25, 2024, with each Series A Investor entitled to receive the number of shares of Common Stock specified below such Series A Investor’s name on its respective signature page thereto. The November 2024 Certificate of Amendment amends the Certificate of Designations to provide that upon the occurrence of a Triggering Event (as defined in the Certificate of Designations), the Series A Preferred Stock will accrue dividends compounded monthly at the rate of 20% per annum. The Certificate of Amendment became effective with the Secretary of State on December 6, 2024.

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

Cash Flow

Operating Activities

During year ended December 31, 2024, net cash used in operating activities was approximately $8.1 million. The net loss of approximately $5.9 million was increased by non-cash other income of approximately $9.6 million related to the change in fair value of warrant liabilities and was decreased by share-based compensation expense of approximately $2.4 million and an impairment charge related to goodwill of $1.6 million. Other major component changes impacting operating cash included a decrease of approximately $2.4million in accounts receivable and a decrease in customer deposits of $1.0 million.

During the year ended December 31, 2023, net cash used in operating activities was approximately $16.7 million. The net loss of approximately $30.3 million was decreased by non-cash expense of approximately $16.8 million consisting primarily of change in fair value of warrant liabilities of approximately $12.0 million and share-based compensation expense of approximately $2.0 million. Other major component changes using operating cash included an increase of approximately $2.2 million in inventories and an increase in customer deposits of $1.0 million.

Investing Activities

During the year ended December 31, 2024, net cash provided by investing activities totaled approximately $7.3 million. We used $156 thousand of cash for the purchase of property and equipment and invested approximately $13 thousand in patents and trademarks. During the year ended December 31, 2024, we had proceeds from maturities of short-term investments of approximately $7.5 million.

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

Financing Activities

During the year ended December 31, 2024, we received approximately $588 thousand in proceeds from the exercise of previously issued stock options and paid out approximately $120 thousand in Series A Preferred Stock dividends.

During the year ended December 31, 2023, we received approximately $10.0 million in gross proceeds from the issuance of securities, which is reflected in cash and cash equivalents, with an offset to accrued expense, reflected in the Company’s Condensed Consolidated Balance Sheet at December 31, 2023. During year ended December 31, 2023, we received approximately $208 thousand in proceeds from the exercise of previously issued stock options and paid out approximately $58 thousand in Series A Preferred Stock dividends.

Contractual Obligations and Commitments

Pursuant to that certain exclusive Amended and Restated Intellectual Property License Agreement, dated September 30, 2016, by and between the Company and Syzygy Licensing, LLC (“Syzygy”), we are obligated to pay to Syzygy a 4% royalty fee on future product sales up to an aggregate amount of $1.0 million in royalty payments, or until September 30, 2026, whichever occurs earlier. As of December 31, 2024 the Company has incurred the maximum amount of royalties under the terms of the agreement.

In January 2022, the Company extended its facility lease in Tempe, AZ for three years through July 2025 and is committed to aggregate lease payments on the facility lease of $75 thousand in 2025.

In September 2023, the Company entered into a lease agreement for the lease of office space in Coconut Grove, Florida, in a multi-year term concluding in 2031, which includes aggregate remaining lease payments totaling $3.3 million for 2025 through 2031.

As of December 31, 2024, the Company was committed to approximately $0.6 million for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

On January 3, 2025, we signed a lease that will commence in October 2025, or upon the completion of the premises, whichever happens later, for a manufacturing facility located at Pad 1A of the technology park at the intersection of US 23 and US 58 Alternate in Norton, Virginia. The lease of the 20,000 square foot facility has an initial term of five years with the option to renew for an additional two years, subject to adjustments based on the Consumer Price Index. Monthly lease payments will be $10,000, calculated at $6 per gross square foot per year. Following two years of occupancy from the start of the lease, we may terminate the lease without penalty by providing sixty-days’ written notice.

Effects of Inflation

In 2023 and 2024 we experienced increased costs in labor and materials due to inflation. We believe in 2025 that low unemployment and higher salaries will create higher payroll costs and increased operating expense in the business. We have seen increases in costs from multiple suppliers for materials as well as labor.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2024, or subsequently thereto, that we believe are of potential significance to our financial statements.

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

Our management, with the participation of our Executive Chairman and Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, and, based on this evaluation, our Executive Chairman and Chief Executive Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2024, based on the framework and criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on this evaluation, our Executive Chairman and Chief Executive Officer concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 will be set forth in our definitive proxy statement on Schedule 14A for the 2025 annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission no later than 120 days following the Company’s fiscal year end December 31, 2024 (the “Proxy Statement”).

We have an insider trading policy that prohibits our directors, executive officers and all employees of the Company from the purchasing or selling our securities while being aware of material, non-public information about the Company as well as disclosing such information to others who may trade in securities of the Company. Our insider trading policy also prohibits our directors, executive officers, employees and their respective family members from engaging in hedging activities or other short-term or speculative transactions in the Company’s securities such as short sales, options trading, holding the Company’s securities in a margin account or pledging the Company’s securities as collateral for a loan, without the advance approval of our Chief Financial Officer. A copy of the insider trading policy is included to this Annual Report on Form 10-K. While the Company is not subject to the insider trading policy, the Company does not trade in its securities when it is in possession of material nonpublic information other than pursuant to previously adopted Rule 10b5-1 trading plans, if any.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item 11 will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in response to this Item 12 will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required in response to this Item 13 will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required in response to this Item 14 will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

ITEM 16. FORM 10-K SUMMARY

None.

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated March 22, 2017, by and between Wrap Technologies, LLC, Petro River Oil Corp., and Megawest Energy Montana Corp (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 17, 2017).
2.2	Merger Agreement between Wrap Technologies, LLC and Megawest Energy Montana Corp., dated March 30, 2017 (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 17, 2017).
2.3	Asset Purchase Agreement, dated as of February 18, 2025, by and between Wrap Technologies, Inc. and W1 Global, LLC Plan (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2025).
3.1	Amended and Restated Certificate of Incorporation of Wrap Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 17, 2017).
3.2	Amended and Restated Bylaws of Wrap Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2023).
3.3	Amendment No.1 to the Amended and Restated Bylaws of Wrap Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2023).
3.4	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2023).
3.4.1	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2024).
3.4.2	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 15, 2024).
3.4.3	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2024).
3.4.4	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2024).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 30, 2017).
4.2	Form of Investor Warrant, dated October 30, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2018).
4.3	Form of Placement Agent Warrant, dated October 30, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2018).
4.4	Form of Investor Warrant, dated June 18, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2019).
4.5	Form of Offering Agent Warrant, dated June 18, 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2019.
4.6	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2020).
4.7	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2023).
4.8	Description of Securities (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 28, 2024).
4.9	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2025)
10.1	Amended and Restated Intellectual Property License Agreement, dated September 30, 2016, by and between Wrap Technologies, LLC and Syzygy Licensing LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 17, 2017).
10.2+	Wrap Technologies, Inc. 2017 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 17, 2017).
10.2.1+	Amendment No. 1 to the Wrap Technologies, Inc. 2017 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 24, 2019).
10.2.2+	Amendment No. 2 to the Wrap Technologies, Inc. 2017 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 17, 2020).
10.2.3+	Amendment No. 3 to the Wrap Technologies, Inc. 2017 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 5, 2021).
10.2.4+	Fifth Amendment to the Wrap Technologies, Inc. 2017 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2024).
10.3+	Form of At-Will Employment, Confidential Information, Non-Compete/ Non-Solicitation, Invention Assignment, and Arbitration Agreement between the Key Employees and the Company dated December 14, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2020).
10.4	Cooperation Agreement by and between the Company and Elwood G. Norris and certain of his affiliates dated March 4, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2021).
10.5	Consulting Agreement between the Company and LWV Consulting, LLC, dated January 24, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission filed on January 26, 2022).
10.6	Consulting Agreement between the Company and LRHIRSH, LLC, dated January 24, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022).

Exhibit Number	Description

10.7+	Employment Agreement between Wrap Technologies, Inc. and TJ Kennedy, dated April 13, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2022).
10.8+	Employment Agreement between Wrap Technologies, Inc. and Kevin Mullins, dated April 13, 2022. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2022).
10.8.1+	First Amendment to Employment Agreement, by and between Kevin Mullins and Wrap Technologies, Inc. dated January 14, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024).
10.9+	Letter Agreement by and between Wrap Technologies, Inc. and Chris DeAlmeida, executed July 20, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2022).
10.10	Professional Services and Technology Acquisition Agreement, dated November 22, 2022, by and between Wrap Technologies, Inc., Lumeto, Inc. and Spatial Industries Group, Inc (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2022).
10.11	Separation Agreement between the Company and Mr. Kennedy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2023).
10.12	Severance Agreement and Release of Claims, dated May 8, 2023, by and between Wrap Technologies, Inc. and Glenn Hickman (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2023).
10.13	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2023).
10.14	Engagement Letter, dated June 29, 2023 by and between Wrap Technologies, Inc. and Katalyst Securities LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2023).
10.15**	Membership Interest Purchase Agreement, dated August 9, 2023, by and among Wrap Technologies, Inc., Buford Ortale, and the sellers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2023).
10.16+	Employment Agreement by and between Scot Cohen and Wrap Technologies, Inc. dated October 12, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2023).
10.16.1+	First Amendment to Employment Agreement, by and between Scot Cohen and Wrap Technologies, Inc. dated January 14, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024).
10.17+	Employment Agreement, by and between the Company and Jared Novick, effective as of December 26, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2023).
10.18	Separation Agreement and Mutual Release of Claims, dated January 5, 2024, by and between Wrap Technologies, Inc. and Chris DeAlmeida (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2024).
10.19	Form of Amendment, dated August 19, 2024, by and between Wrap Technologies, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2024).
10.20	Form of Amendment, dated October 14, 2024, by and between Wrap Technologies, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 15, 2024).
10.21	Form of Amendment and Agreement, dated November 25, 2024, by and between Wrap Technologies, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2024).
10.22	Form of Amendment and Agreement, dated November 25, 2024, by and between Wrap Technologies, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2024).
10.23	Securities Purchase Agreement, dated February 24, 2025, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2025).
10.24	Registration Rights Agreement, dated February 24, 2025, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2025).
14.1	Code of Ethics of the Registrant Applicable to Directors, Officers and Employees (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2021).
19.1*	Wrap Technologies, Inc. Insider Trading Policy.
21.1	Subsidiaries of Wrap Technologies, Inc (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2021).
23.1*	Consent of Independent Registered Public Accounting Firm - HTL International, LLC.
31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1***	Section 1350 Certification - Principal Executive Officer and Principal Financial Officer.
97.1	Wrap Technologies, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 28, 2024).

Extensible Business Reporting Language (XBRL) Exhibits*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wrap Technologies Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wrap Technologies Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Houston, TX

March 31, 2025

Wrap Technologies, Inc.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3,610	$3,955
Short-term investments	-	7,500
Accounts receivable and contract assets, net	513	3,025
Inventories, net	6,170	5,794
Prepaid expense and other current assets	178	953
Total current assets	10,471	21,227
Property and equipment, net	146	509
Operating lease right-of-use assets, net	1,964	2,256
Intangible assets, net	2,354	2,648
Goodwill	-	1,610
Other assets	186	251
Total assets	$15,121	$28,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$609	$1,110
Accrued liabilities	1,403	692
Customer deposits	27	1,002
Deferred revenues - short term	466	407
Operating lease liabilities - short term	567	616
Warrant liabilities	10,131	19,703
Total current liabilities	13,203	23,530

Long-term liabilities:
Deferred revenues - long term	39	137
Operating lease liabilities- long term	1,629	1,671
Total long-term liabilities	1,668	1,808
Total liabilities	$14,871	$25,338

Commitments and contingencies

Stockholders’ equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 47,101,631 and 43,855,503 shares issued and outstanding at December 31, 2024 and 2023, respectively	5	4
Convertible preferred stock - 10,000 authorized, par value $0.0001 per share;8,207 and 9,898 issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Additional paid-in capital	105,326	101,147
Accumulated deficit	(105,081)	(97,988)
Accumulated other comprehensive income	-	-
Total stockholders’ equity	250	3,163
Total liabilities and stockholders’ equity	$15,121	$28,501

See accompanying notes to consolidated financial statements.

Wrap Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenues:
Product sales	$3,590	$5,337
Other revenues	917	796
Total revenues	4,507	6,133
Cost of revenues	2,042	3,227
Gross profit	2,465	2,906

Operating expenses:
Selling, general and administrative	15,688	18,361
Research and development	2,344	3,267
Total operating expenses	18,032	21,628
Loss from operations	(15,567)	(18,722)

Other income (expense):
Interest income	156	375
Change in fair value of warranty liabilities	9,572	(11,986)
Other	(36)	113
Total other income (expense), net	9,692	(11,498)
Net loss	$(5,875)	$(30,220)

Less: convertible preferred stock dividends	(1,218)	(392)
Net loss attributable to common stockholders	$(7,093)	$(30,612)

Net loss per basic and diluted common share	$(0.16)	$(0.72)
Weighted average common shares used to compute net loss per basic and diluted common share	45,621,214	42,324,190

Comprehensive loss:
Net loss	$(7,093)	$(30,612)

Comprehensive loss	$(7,093)	$(30,612)

Wrap Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

	Common Stock		Convertible Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2023	41,175,993	$4	-	$-	$94,333	$(67,376)	$94	$27,055
Common shares issued upon exercise of stock options	123,056		-	-	$208	-	-	$208
Share-based compensation expense	-		-	-	2,400	-	-	2,400
Dividends on convertible preferred stock	173,654		-	-	232	(392)	-	(160)
Convertible preferred stock issued, net of offering costs	-		10,000	-	2,036-	-	-	2,036
Common shares issued upon convertible preferred stock exercising conversion rights	76,440		(102)	-	-	-	-	-
Common shares issued upon vesting of restricted stock units	1,056,360		-	-	-	-	-	-
Issuance of common stock for acquisition	1,250,000		-	-	1,938	-	-	1,938
Settlement – US Treasury bills	-		-	-	-	-	(94)	(94)
Net loss for the period	-		-	-	-	(30,220)	-	(30,220)
Balance at December 31, 2023	43,855,503	$4	9,898	$-	$101,147	$(97,988)	$-	$3,163

Common shares issued upon exercise of stock options	232,081	-	-	-	$588	-	-	$588
Share-based compensation expense	-	-	-	-	2,433	-	-	2,433
Dividends on convertible preferred stock	1,125,300	-	-	-	1,158	(1,218)	-	(60)

Common shares issued upon convertible preferred stock exercising conversion rights	1,391,183	-	(1,691)	-	-	-	-	-
Common shares issued upon vesting of restricted stock units	497,564	1	-	-	-	-	-	1

Net loss for the period	-	-	-	-	-	(5,875)	-	(5,875)
Balance at December 31, 2024	47,101,631	$5	8,207	$-	$105,326	$(105,081)	$-	$250

See accompanying notes to consolidated financial statements.

Wrap Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(5,875)	$(30,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	827	823
Impairment of goodwill and intangibles	1,631	700
Share-based compensation	2,433	1,985
Warranty provision	90	116
Change in fair value of warrant liabilities	(9,572)	11,986
Non-cash lease expense	292	177
Provision for doubtful accounts	(156)	180
Write off of accounts receivable	222	413
Inventory obsolescence reserve	15	465
Changes in assets and liabilities:
Accounts receivable	2,446	(696)
Inventories	(391)	(2,224)
Prepaid expenses and other current assets	775	(179)
Accounts payable	(441)	(617)
Operating lease liabilities	(91)	(160)
Customer deposits	(975)	1,002
Accrued liabilities and other	700	(344)
Warranty settlement	(79)	(169)
Deferred revenues	(39)	210
Other non-current assets	63	(151)
Net cash used in operating activities	(8,125)	(16,703)

Cash Flows From Investing Activities:
Purchases of short-term investments	-	(10,000)
Proceeds from maturities of short-term investments	7,500	16,355
Capital expenditures for property and equipment	(12)	(230)
Investment in patents and trademarks	(156)	(393)
Net cash paid for acquisition of Intrensic	(20)	(554)
Net cash provided by investing activities	7,312	5,178

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	588	208
Proceeds from issuance of warrants and convertible preferred stock	-	10,000
Dividends settled in cash	(120)	(58)
Net cash provided by financing activities	468	10,150

Net decrease in cash and cash equivalents	(345)	(1,375)
Cash and cash equivalents, beginning of period	3,955	5,330
Cash and cash equivalents, end of period	$3,610	$3,955
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Change in unrealized gain on short-term investments	$-	$(94)
Right-of-use asset and liability recorded during period	$-	$2,109
Issuance of common stock for acquisition	$-	$1,938
Net assets acquired from acquisition	$-	$2,491
Dividends on convertible preferred stock	$(1,098)	$(334)
Dividends settled with common stock	$1,158	$232

See accompanying notes to consolidated financial statements.

Wrap Technologies, Inc.

Notes to Consolidated Financial Statements

(in thousands, except per share and share amounts)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Wrap Technologies, Inc., a Delaware corporation (the “Company”“), is a publicly traded company with its common stock, par value $0.0001 per share (“Common Stock”), listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “WRAP”. The Company is a developer and supplier of public safety products and training services for law enforcement and security personnel. The Company’s primary product is the BolaWrap® remote restraint device. The principal markets for the Company’s proprietary products and services are in North and South America, Europe, Middle East and Asia.

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

Short-Term Investments

The Company’s short-term investments consist of certificates of deposits and US Treasury bills with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date. As of December 31, 2023, all of the Company’s short-term investments were classified as available-for-sale and are carried at estimated fair value with any unrealized gains and losses, unrelated to credit loss factors, included in other comprehensive income in our consolidated statements of stockholders’ equity. As of December 31, 2024, the Company had no short-term investments.

Share-Based Compensation

The Company follows the fair value recognition provisions issued by the FASB in ASC Topic 718, Stock Compensation (“ASC 718”) and has adopted Accounting Standards Update (“ASU”) 2018-07 for share-based transactions with non-employees. Share-based compensation expense recognized during 2024 and 2023 includes stock option and restricted stock unit compensation expense. The grant date fair value of stock options is determined using the Black-Scholes option-pricing model. The grant date is the date at which an employer and employee or non-employee reach a mutual understanding of the key terms and conditions of a share-based payment award and approved by the Company’s Board of Directors. The Black-Scholes option-pricing model requires inputs including the market price of the Company’s Common Stock on the date of grant, the term that the stock options are expected to be outstanding, the implied stock volatilities of several publicly traded peers over the expected term of stock options, risk-free interest rate and expected dividend. Each of these inputs is subjective and generally requires significant judgment to determine. The grant date fair value of restricted stock units is based upon the market price of the Company’s Common Stock on the date of the grant. The Company determines the amount of share-based compensation expense based on awards that the Company ultimately expects to vest and account for forfeitures as they occur. The fair value of share-based compensation is amortized to compensation expense over the vesting term.

Loss per Share

Basic loss per share (EPS) is computed by dividing net loss, less any dividends, accretion or decretion, redemption or induced conversion, if any, on the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”), by the weighted average number of shares outstanding during the reported period.

In computing diluted EPS, we adjust the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the Series A Preferred Stock. Such add-back would also include any adjustments to equity in the period to accrete the Series A Preferred Stock to its redemption price, or recorded upon a redemption or induced conversion, if any. The Company adjusts the denominator used in the basic EPS computation, subject to anti-dilution requirements, to include the dilution from potential shares resulting from the issuance of the Series A Preferred Stock, restricted stock units, and stock options. Stock options and restricted stock units exercisable or issuable for a total of 4,932,386and 5,468,223 shares of Common Stock were outstanding at December 31, 2024 and 2023, respectively. These securities are not included in the computation of diluted net loss per common share for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

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

At December 31, 2024 and 2023, the Company had an allowance for credit losses related to accounts receivable of $230 and $386, respectively. If a major customer’s creditworthiness deteriorates, or actual defaults exceed our historical experience, such estimates could change and impact our future reported financial results.

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

As of December 31, 2024 and 2023, the Company had $480 and $465, respectively, in reserves for obsolescence.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation on property and equipment is computed over the estimated useful lives of three years using the straight-line method. On any retirement or disposition of property and equipment, the related cost and accumulated depreciation or amortization is removed, and a gain or loss recorded.

Business Combinations

The Company accounts for its business combinations under the provisions of Accounting Standards Codification (“ASC”) Topic 805-10, Business Combinations (“ASC 805-10”), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using established valuation techniques. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

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

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. In December 2024, the Company determined that the assessment of the Intrensic unit’s fair value indicated that its carrying value exceeded its fair value by $1,631 and therefore the Company recorded a $1,631 impairment charge related to the goodwill initially recorded from the acquisition. In December 2023, it was determined that the intangible related to development of proprietary software by Lumeto, Inc. would not have future economic value and was written down; the Company recognized an impairment loss of $700.

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

Advertising and Promotion Costs

Advertising costs are charged to expense as incurred and were $575 and $925 for the years ended December 31, 2024 and 2023, respectively. The Company also incurred product promotion costs for demonstration products delivered to prospective customers of $129 and $225 for the years ended December 31, 2024, and 2023, respectively. Advertising and promotion costs are included in selling, general and administrative expenses in the accompanying statements of operations.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenues. Shipping and handling costs invoiced to customers are included in revenue. Actual shipping and handling costs were $125 and $200 for the years ended December 31, 2024 and 2023, respectively. Actual revenues from shipping and handling were $73 and $37 for the years ended December 31, 2024 and 2023, respectively.

Warranty Reserves

The Company warrants its products and accessories to be free from defects in materials and workmanship for a period of one year from the date of purchase. The warranty is generally limited. The Company currently provides direct warranty service. International market warranties are generally similar to the US market.

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenues are recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. The warranty reserve was $83 and $72 at December 31, 2024 and 2023. Actual warranty costs could differ from estimates.

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

Income Taxes

No income tax expense was recorded for the periods ended December 31, 2024 and 2023, due to losses incurred. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.

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

Recently Issued Accounting Guidance

On December 14, 2023, the FASB issued a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09, Improvements to Income Tax Disclosures, applies to all entities subject to income taxes. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company does not plan to early adopt this standard.

On March 21, 2024, the FASB issued ASU 2024-01 to clarify the scope application of profits interest and similar awards by adding illustrative guidance in ASC 718, Compensation - Stock Compensation. For PBEs, the amendments in this Update are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The Company does not plan to early adopt this standard.

The Company has reviewed recently issued, but not yet effective, accounting pronouncements and does not believe the future adoptions of any such pronouncements will be expected to cause a material impact on its financial condition or the results of operations.

2. REVENUES AND PRODUCT COSTS

Revenues consist of product sales and other revenues. Product sales include selling of BolaWrap products and accessories. Other revenues includes VR revenues, service, training and shipping revenues.

The table below details the activity in our contract liabilities during the year ended December 31, 2024.

	Customer	Deferred
	Deposits	Revenue
Balance at January 1, 2024	$1,002	$544
Additions, net	89	856
Transfer to revenue	(1,064)	(895)
Balance at December 31, 2024	$27	$505
Current portion	$27	$466
Long-term portion	$-	$39

As of December 31, 2024, the Company’s deferred revenues of $505 consisted of $76 related to BolaWrap extended warranties and services, $352 related to Intrensic extended warranties and services, $73 related to VR and $4 related to training.

As of December 31, 2023, the Company’s deferred revenues of $544 consisted of $139 related to BolaWrap extended warranties and services, $216 related to Intrensic extended warranties and services, $171 related to VR and $18 related to training.

The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract and amortized consistent with the recognition timing of the revenue for any such underlying performance obligations. The Company had no such assets as of December 31, 2024 and 2023. The Company will apply the practical expedient to expense any sales commissions related to performance obligations with an amortization of one year or less when incurred within selling, general and administrative expense.

3. ASSET ACQUISITIONS

Pursuant to the Professional Services and Technology Acquisition Agreement (the “Services Agreement”), dated as of November 22, 2022, and as amended on April 2, 2023, by and among the Company, Lumeto, Inc. (“Lumeto”) and Spatial Industries Group, Inc. (collectively, the “Service Provider”), the Service Provider provides to the Company certain technology, services, and perpetual licenses for use within the Company’s Wrap Reality virtual simulation training platform (the “Technology, Services, and License”), in consideration for a one-time cash payment upon the execution of the Services Agreement of $700.

The Company determined during 2023 that the intangible related to software developed by Lumeto would not have future economic benefit and the value of the intangible was written off as a loss on impairment of $700 as a result.

On August 9, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Intrensic Purchase Agreement”) by and among the Company, certain members of Intrensic, including Kevin Mullins, the Company’s former Chief Executive Officer (collectively, “Sellers”) and Buford Ortale, as the Sellers’ representative. Under the terms of the Intrensic Purchase Agreement, the Company agreed to purchase, and Sellers agreed to sell, 100% of the membership interests (the “Membership Interests”) of Intrensic for the following consideration upon the consummation of the sale of the Membership Interests (the “Intrensic Closing”): (i) $553,588 in cash, subject to adjustment based upon the outstanding indebtedness of Intrensic and Intrensic’s working capital as of the Intrensic Closing; and (ii) 1,250,000 shares of Common Stock of the Company the “Intrensic Acquisition”). The Intrensic Acquisition closed on August 16, 2023, in accordance with the terms of the Intrensic Purchase Agreement. (See Footnote 19).

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

The following table shows the Company’s short-term investments by significant investment category as of December 31, 2024 and 2023.

	As of December 31, 2024
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$2,945	$-	$-	$2,945

Total Financial Assets	$2,945	$-	$-	$2,945

	As of December 31, 2023
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$1,793	$-	$-	$1,793
Certificate of Deposits	7,500	-	-	7,500
Total Financial Assets	$9,293	$-	$-	$9,293

Warrant liabilities are measured at fair value on a recurring basis. The subsequent measurement of the warrant liabilities as of December 31, 2024, is classified as Level 3 due to the use of an observable market quote in a non-active market and the management’s assumption of the expected stock price volatility.

The following table presents the fair value in the beginning of the period, the changes in the fair value, and the fair value at the end of the period of warrant liabilities:

	December 31, 2024	December 31, 2023
Level 3:
Fair value at inception for December 31, 2023 or the beginning of the period for December 31, 2024	$(19,703)	$(7,717)
Change in fair value of warrant liabilities	9,572	(11,986)
Fair value at end of year	$(10,131)	$(19,703)

The Company uses the modified Black-Scholes option pricing model to determine the fair value of warrant liabilities. The following table summarizes the assumptions used computing the fair value of the Company’s warrants:

	As of December 31, 2024	As of December 31, 2023
Expected stock price volatility	88%	143%
Risk-free interest rate	4.25%	3.85%
Dividends yield	0%	0%
Expected life of warrants (years)	3.50	4.50
Exercise price	$1.45	$1.45

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

5. INVENTORIES

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the weighted average cost method. Inventories consisted of the following:

	December 31,
	2024	2023
Finished goods	$4,387	$3,521
Raw materials	2,263	2,738
Reserve for Obsolescence	(480)	(465)
Inventories – net	$6,170	$5,794

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2024	2023
Production and lab equipment	$432	$542
Tooling	570	562
Computer equipment	229	615
Furniture, fixtures and improvements	120	196
	1,351	1,915
Accumulated depreciation	(1,205)	(1,406)
Property and equipment, net	$146	$509

Depreciation expense was $377 and $479 for the years ended December 31, 2024 and 2023, respectively.

7. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consisted of the following:

	December 31,
	2024	2023
Amortizable intangible assets:
Patents	$1,013	$873
Trademarks	264	248
Purchased software and technology	1,752	1,752
Customer Relationship	160	160
	3,189	3,033
Accumulated amortization	(1,256)	(806)
Total amortizable	1,933	2,227
Indefinite life assets (non-amortizable)	421	421
Total intangible assets, net	$2,354	$2,648

Amortization expenses were $450 and $345 for the years ended December 31, 2024 and 2023, respectively.

The Intrensic Acquisition in August 2023 resulted in several intangible assets recognized on the balance sheet including $80 in trademarks, $490 in purchased technology and $160 in customer relationships.

The Company determined in December 2023 that the intangible related to software developed by Lumeto would not have future economic benefit and the value of the intangible was written down, incurring a loss on impairment of $700.

At December 31, 2024, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following:

2025	$453
2026	366
2027	216
2028	216
2029	184
Thereafter	498
Total estimated amortization expense	$1,933

Goodwill

The Company recorded an initial goodwill of $1,610 related to the purchase of Intrensic in August 2023.

During 2024, the Company recorded an increase of $21 to goodwill as result of additional liabilities assumed related to the August 2023 Intrensic Acquisition.

In December 2024, the Company assessed the fair value of its Intrensic unit and determined that its carrying value exceeded its fair value by $1,631 and therefore the Company recorded a $1,631 impairment charge related to the goodwill initially recorded from the 2023 acquisition.

The table below summarizes the changes in the carrying amount of goodwill:

Balance at January 1, 2024	$1,610
Additional liabilities recorded post-acquisition	21
Impairment charge	(1,631)
Balance at December 31, 2024	$-

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

Accrued liabilities include $81 and $14 due to Syzygy pursuant to the License Agreement as of December 31, 2024 and 2023, respectively.

Accrued liabilities consist of the following:

	December 31,
	2024	2023
Patent and legal costs	$60	$21
Accrued compensation	121	325
Warranty costs	83	72
Royalty	81	14
Contract settlement	300	-
Accrued purchases	584	212
Taxes and other	174	48
	$1,403	$692

Changes in our estimated product warranty costs were as follows:

	Year Ended December 31,
	2024	2023
Balance, beginning of period	$72	$125
Warranty settlements	(79)	(169)
Warranty provision	90	116
Balance, end of period	$83	$72

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

For leases beginning on or after January 1, 2019, lease components are accounted for separately from non-lease components for all asset classes. On January 21, 2023, the Company’s lease was amended to extend the expiration date to July 31, 2025. Upon execution of the amendment, which was deemed a lease modification, the Company reassessed the lease liability using the discount rate determined at the modification date and recorded an additional ROU asset for the same amount. The Company’s lease contains renewal provisions and escalating rental clauses and generally requires the Company to pay for utilities, insurance, taxes and other operating expenses. The renewal provisions of the existing lease agreement were not included in the determination of the operating lease liabilities and the ROU assets. The Company also reassessed the lease classification and concluded that the lease continues to be an operating lease.

Amortization of ROU operating lease assets was $292 and $138 for the years ended December 31, 2024 and 2023, respectively.

Operating lease expense for capitalized operating leases included in operating activities was $644 and $177 for the years ended December 31, 2024 and 2023, respectively. Operating lease obligations recorded on the balance sheet at December 31, 2024 are:

Operating lease liability- short term	$567
Operating lease liability - long term	1,629
Total Operating Lease Liability	$2,196

Future lease payments included in the measurement of lease liabilities on the balance sheet at December 31, 2023 for future periods are as follows

2025	$567
2026	507
2027	522
2028	538
2029	554
Thereafter	717
Total future minimum lease payments	3,405
Less imputed interest	(1,209)
Total	$2,196

The weighted average remaining lease term is 6.06 years, and the weighted average discount rate is 14.7%.

Certain leases contain provisions for payment of real estate taxes, insurance and maintenance costs by the Company. These expenses are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. The Company had $109 and $8 variable lease expenses during the year December 31, 2024 and 2023, respectively.

The Company had $16 and $92 short-term lease expense during the year December 31, 2024, and 2023 respectively. The Company does not have any finance leases.

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

Each Series A Warrant has an exercise price of $1.45, became exercisable after the date that was six months from the date of issuance and will expire 5 years following the date of issuance. The exercise price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price (subject to certain exceptions). The closing of the Offering occurred on July 3, 2023. The aggregate gross proceeds from the Offering were $10,000, of which $7,717 was allocated to the Warrants. The Company expects to use the net proceeds from the Offering for general corporate purposes (see Note 4).

11. DEBT

The Company’s debt at December 31, 2024 and 2023 included operating lease liabilities (see Note 9).

12. STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 150,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”), of which 10,000 are designated as Series A Preferred Stock.

On July 3, 2023, the Company filed the Certificate of Designations of the Series a Preferred Stock (the “Certificate of Designations”) with the Secretary of State of the State of Delaware, designating 10,000 shares of its Preferred Stock as Series A Convertible Preferred Stock. The terms of the Series A Preferred Stock are as set forth in the form of Certificate of Designations. of the Series A Preferred Stock (the “Certificate of Designations”). The Series A Preferred Stock is convertible into shares of common stock (the “Conversion Shares”) at the election of the holder at any time at an initial conversion price of $1.45 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Conversion Price (subject to certain exceptions).

The holders of the Series A Preferred Stock are entitled to dividends of 8% per annum, compounded monthly, which are payable in cash or shares of Common Stock, or a combination thereof, at the Company’s option in accordance with the terms of the Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Certificate of Designations), the Series A Preferred Stock will accrue dividends at the rate of 20% per annum. If the Company elects to pay any dividends in shares of Common Stock, the Conversion Price used to calculate the number of shares issuable will equal to the lower of (i) the then applicable Conversion Price and (ii) 85% of the arithmetic average of the three (3) lowest closing prices of the Company’s Common Stock during the twenty (20) consecutive trading day period ending on the trading day immediately preceding the dividend payment date, provided that such price shall not be lower than the lower of (x) $0.2828 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events ) and (y) 20% of the “Minimum Price” (as defined in Nasdaq Stock Market Rule 5635) on the date of the Stockholder Approval (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market.

On August 19, 2024, the Company entered into an Amendment Agreement (the “August 2024 Amendment”) with the Required Holders (as defined in the Certificate of Designations). Pursuant to the August 2024 Amendment, the Required Holders agreed that (A) the unpaid and accrued dividends on the Series A Preferred Stock due July 1, 2024 (the “July Delinquent Dividend Amount”), shall be payable, at the option of the Company, in (i) cash and/or (ii) shares of Common Stock, at a price per share of Common Stock equal to the lower of (x) $1.00 and (y) the Dividend Conversion Price (as defined in the Certificate of Designations), using July 1, 2024, as the applicable date of determination in accordance with the Certificate of Designations; (B) the dividends due on October 1, 2024 (the “October Dividend Amount” and, together with the July Delinquent Dividend Amount, the “Delinquent Dividend Amounts”), shall be payable in shares of Common Stock based on a per share price of Common Stock equal to 80% of the arithmetic average of the three (3) lowest closing sale prices of the Common Stock during the month of September 2024; and (C) such Delinquent Dividend Amounts and any Dividend Balance Shares (as defined in the Certificate of Designations), with respect thereto, if applicable, shall be delivered on October 1, 2024. The Company and the Required Holders further agreed pursuant to the August 2024 Amendment to amend (i) the Certificate of Designations, as described below, by filing a Certificate of Amendment to the Certificate of Designations (the “August 2024 Certificate of Amendment”) and (ii) the Series A Purchase Agreement to amend the definition of “Excluded Securities.” The August 2024 Certificate of Amendment amends the Certificate of Designations to, among other things, (A) allow for the payment of dividends in the form of Common Stock to a holder of the Series A Preferred Stock who serves as a director, officer or employee of the Company; provided that such issuance is approved by the Company’s stockholders prior to such issuance, and (B) amend certain conditions required for (i) a mandatory conversion of the Series A Preferred Stock (as described below), and (ii) the Company’s right to redeem, all or a portion, of the Series A Preferred Stock outstanding pursuant to an optional redemption (as described below), in each case, pursuant to the terms of the Certificate of Designations.

Pursuant to the August 2024 Certificate of Amendment, the Company may require holders to convert their shares of Series A Preferred Stock into shares of Common Stock if the closing price of the Company’s Common Stock exceeds $8.00 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock exceeds $2,000,000 per day during the same period, provided that certain equity conditions described in the Certificate of Designations are satisfied.

Pursuant to the August 2024 Certificate of Amendment, at any time beginning 18 months from the date of the issuance, provided that the Company has filed all reports required to be filed by it pursuant to the Exchange Act on a timely basis for a continuous period of one year and provided further that certain equity conditions described in the Certificate of Designations are satisfied, the Company has the right to redeem in cash all or some of the shares of the Series A Preferred Stock outstanding at such time at a redemption price equal to the product of (x) 125% multiplied by (y) the sum of (A) the stated value of the Series A Preferred Stock plus (B) all declared and unpaid Dividends on such Preferred Stock and any other unpaid amounts then due and payable hereunder with respect to such Series A Preferred Stock, plus (C) the make-whole amount, plus (D) any accrued and unpaid late charges with respect to such stated value and amounts payable pursuant to clause (B) as of such date of determination

On October 14, 2024, the Company entered into an Amendment Agreement with the Required Holders (as defined in the Certificate of Designations), pursuant to which, the Required Holders agreed to amend the Certificate of Designations of the Company’s Series A Preferred Stock, as described below, by filing a Certificate of Amendment to the Certificate of Designations (the “October 2024 Certificate of Amendment”). The October 2024 Certificate of Amendment amends the Certificate of Designations to, among other things, provide that, except as required by applicable law, the holders of the Series A Preferred Stock will be entitled to vote with holders of the Common Stock on an as converted basis, with the number of votes to which each holder of Series A Preferred Stock is entitled to be calculated assuming a conversion price of $1.414 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series A Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Certificate of Designations. The October 2024 Certificate of Amendment further provides that (i) certain holders of the Series A Preferred Stock will not be subject to certain beneficial ownership limitations as described in the Certificate of Designations, and (ii) stockholder approval will not be required in connection with the payment of dividends in the form of Common Stock to a holder of the Series A Preferred Stock who serves as a director, officer or employee of the Company. The October 2024 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of October 14, 2024.The holders of the Series A Preferred Stock have no voting rights, other than with respect to certain matters affecting the rights of the Series A Preferred Stock.

On November 25, 2024, the Company entered into an Amendment and Agreement with the Series A Investors (the “November 2024 Amendment Agreement”), pursuant to which, (i) the Series A Investors agreed to amend the Certificate of Designations, as described below, by filing a Certificate of Amendment to the Certificate of Designations with the Secretary of State (the “November 2024 Certificate of Amendment”), and (ii) the Series A Investors and the Company agreed that all payment amounts that have accrued and are unpaid as of November 25, 2024, pursuant to the Certificate of Designations and the August 2024 Amendment will be satisfied by delivery of shares of Common Stock on or prior to November 25, 2024, with each Series A Investor entitled to receive the number of shares of Common Stock specified below such Series A Investor’s name on its respective signature page thereto. The November 2024 Certificate of Amendment amends the Certificate of Designations to provide that upon the occurrence of a Triggering Event (as defined in the Certificate of Designations), the Series A Preferred Stock will accrue dividends compounded monthly at the rate of 20% per annum. The Certificate of Amendment became effective with the Secretary of State on December 6, 2024.

$2,036 of the net proceeds less transaction cost of the Series A Purchase Agreement was allocated to the Series A Preferred Stock. For the year ended December 31, 2024, authorized and declared dividends totaling $1,218 of which $60 was paid in cash $1,158 was paid in shares of the Company’s Common Stock. As of December 31, 2024, a total of 1,793 shares of Series A Preferred Stock were converted into approximately 1,468,000 shares of Common Stock. For the year ended December 31, 2023, authorized and declared dividends totaling $392, of which $58 was paid in cash, $232 was paid in shares of the Company’s Common Stock and the balance of $102 was accrued in payables as of December 31, 2023. As of December 31, 2023, 102 shares of Series A Preferred Stock were converted into approximately 77,000 shares of Common Stock.

The Company’s failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2023, its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, each constituted a Triggering Event (the “Filing Triggering Events”) and equity conditions failures pursuant to the terms of the Certificate of Designations. As a result, the dividend rate of the Series A Preferred Stock was automatically increased to 20% per annum beginning on April 16, 2024, or the filing deadline of the Form 10-K for the year ended December 31, 2023, and continued until such date as the Filing Triggering Event was cured on October 15, 2024 with the filing of the Form 10-Q for the quarter ended June 30, 2024.

13. SHARE-BASED COMPENSATION

On March 31, 2017, the Company adopted, and the stockholders approved, the 2017 Stock Incentive Plan (the “Plan”) authorizing 2,000,000 shares of Common Stock for issuance as awards to employees, directors or consultants. In May 2019, the stockholders authorized an increase in the Plan authorizing an additional 2,100,000 shares of Common Stock, in June 2020 authorized an additional 1,900,000 shares of Common Stock, in June 2021 authorized an additional 1,500,000 shares of Common Stock, in June 2022 authorized an additional 1,500,000 shares of Common Stock, in December 2024 authorized an additional 7,500,000 shares of Common Stock for a total of 16,500,000 shares subject to the Plan. At December 31, 2024, there were 7,585,545 shares of Common Stock remaining available for grant under the Plan.

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

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2024:

		Weighted Average
	Options on		Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding January 1, 2024	4,657,635	$2.52	8.75	$3,979
Granted	1,613,000	$2.17
Exercised	(232,081)	$2.53
Forfeited, cancelled, expired	(2,094,270)	$3.00
Outstanding December 31, 2024	3,944,284	$2.12	8.30	$1,486
Exercisable December 31, 2024	1,467,081	$2.89	7.99	$398

At December 31, 2024, there were 2,654,118 service-based stock options outstanding, and 1,290,166 performance-based stock options outstanding, 1,290,166 were granted in October 2023 to the Company’s Chief Executive Officer, the vesting of which is subject to future market capitalization targets.

The Company uses the Black-Scholes option pricing model to determine the fair value of service-based options granted. The following table summarizes the assumptions used to compute the fair value of options granted to employees and non-employees:

	For the Year Ended
	December 31,
	2024	2023
Expected stock price volatility	76%	76%
Risk-free interest rate	3.82%	4.21%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%
Expected life of options – years	6.00	6.00
Weighted-average fair value of options granted	$1.44	$1.33

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

Stock option expense was $1,132 and $967 for the years ended December 31, 2024 and 2023, respectively.

The following table summarizes information about stock options outstanding at December 31, 2024:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$1.00 – $2.00	2,870,309	9.08	$1.43	710,257	$1.39
$2.01 – $3.00	459,000	8.95	$2.47	291,849	$2.45
$3.01 – $4.00	150,000	9.08	$3.88	-	$-
$4.01 – $5.00	91,475	6.09	$4.38	91,475	$4.38
$5.01 – $6.58	373,500	6.02	$5.71	373,500	$5.71

Restricted Stock Units

The Plan provides for the grant of restricted stock units (“RSUs”). RSUs are settled in shares of the Company’s Common Stock as the RSUs become vested. The following table summarizes RSU activity for the years ended December 31, 2024 and 2023:

		Weighted Average	Weighted Average
	Service-Based	Grant Date	Vesting
	RSU’s	Fair Value	Period (Years)
Unvested at January 1, 2023	922,332	$2.88	2.11
Granted - service based	1,289,784	$1.41
Vested	(1,056,360)	$1.83
Forfeited and cancelled	(345,168)	$2.70
Unvested at December 31, 2023	810,588	$1.73	2.52
Granted - service based	881,004	$2.60
Vested	(465,763)	$2.03
Forfeited and cancelled	(237,727)	$2.26
Unvested at December 31, 2024	988,102	$2.25	3.67

482,143 of the RSUs granted included in the table above were granted in October 2023 are performance based RSUs, and 632,911 are performance based RSUs that were granted in January 2024, both subject to vesting terms based on future market capitalization.

RSU expense was $1,301 and $1,018 for the years ended December 31, 2024 and 2023, respectively.

Share-Based Compensation Expense

The Company recorded share-based compensation in its statements of operations for the relevant periods for options and RSUs as follows:

	For the Year Ended
	December 31,
	2024	2023
Selling, general and administrative	$2,296	$1,696
Research and development	137	289
Total share-based expense	$2,433	$1,985

As of December 31, 2024, total estimated compensation cost of stock options granted and outstanding but not yet vested was $2,304 which is expected to be recognized over the weighted average period of 2.27 years.

As of December 31, 2024, total estimated compensation cost of RSUs granted and outstanding but not yet vested was $1,630 which is expected to be recognized over the weighted average period of 3.03 years.

14. DEFINED CONTRIBUTION PLAN

The Company has a defined contribution savings plan for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. This plan was formed on January 1, 2022. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company’s contributions for the years ended December 31, 2024 and 2023, was $0 and $0, respectively.

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

Our current assembly line, and warehouse facilities are located at 1817 West 4th Street, Tempe, Arizona. The lease of 11,256 square feet commenced in June 2019 and was for an initial lease term through July 2022. In January 2022, we renewed this lease for three years with aggregate monthly payments of $10 commencing August 2022, increasing 4% annually through the term ending July 31, 2025.

Related Party Technology License Agreement

The Company is obligated to pay royalties and development and patent costs pursuant to an exclusive Amended and Restated Intellectual Property License Agreement dated as of September 30, 2016, with Syzygy, a company owned and controlled by stockholder/consultant Mr. Elwood Norris and stockholder/consultant Mr. James Barnes. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000 in royalties or until September 30, 2026, whichever occurs earlier. The Company recorded $66 and $199 for royalties incurred during the years ended December 31, 2024 and 2023, respectively. The maximum payout was satisfied as of June 30, 2024.

Purchase Commitments

At December 31, 2024, the Company was committed for approximately $585 for future component deliveries that are generally subject to modification or rescheduling in the normal course of business

Indemnifications and Guarantees

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

Litigation

The Company is subject to litigation and other claims in the ordinary course of business. The Company records a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. At December 31, 2024, we had no provision for liability under existing litigation.

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

Consulting Services

Commencing in October 2017, the Company began reimbursing Mr. Elwood Norris, a former officer, current 5% stockholder and consultant of the Company, $1.5 per month on a month-to-month basis for laboratory facility costs and $7.5 per month on a month-to month basis for invention consulting services, for an aggregate of $17 and $108 for the years ended December 31, 2024 and 2023, respectively. The Company terminated the contract in February 2024.

The Company is obligated to pay royalties and development and patent costs pursuant to an exclusive Amended and Restated Intellectual Property License Agreement dated September 30, 2016, with Syzygy Licensing, LLC (“Syzygy”), a company owned and controlled by a 5% stockholder of the Company, Mr. Elwood Norris, and a former officer of the Company, Mr. James Barnes. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000 in royalties or until September 30, 2026, whichever occurs earlier. During the years ended December 31, 2024 and 2023, the Company incurred royalties to Syzygy of $66 and $199, respectively.

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

See Notes 8, and 15 for additional information on related party transactions and obligations.

17. INCOME TAXES

Until its reverse recapitalization on March 31, 2017, the Company was treated as a partnership for federal and state income tax purposes and did not incur income taxes. The Company accounts for income taxes under ASC 740. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

The provision/(benefit) for Income Taxes for the years ended December 31, 2024 and 2023, consists of the following:

	Year Ended December 31,
	2024	2023

Current Tax Expense/(Benefit)	$-	$-
Deferred Tax Expense/(Benefit)	(2,712)	$(4,333)
Change in Valuation Allowance	2,712	4,333
Income Tax Provision/(Benefit)	$-	$-

The Company’s effective income tax rate is different from the federal statutory tax rate in 2024 predominantly due to the valuation allowance, permanent differences, and state taxes. A reconciliation of the statutory U.S. Federal Tax Rate to the Company’s Effective Tax Rate is as follows:

	Year Ended December 31,
	2024	2023

U.S. Statutory Federal Income Tax Rate	$(1,234)	$(6,355)
State Income Taxes, net of Federal Income tax Benefit	(67)	(421)
Permanent differences and other	(1,411)	2,433
Valuation Allowance	2,712	4,333
Income Tax Provision/(Benefit)	$-	$-

Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. The combined temporary differences and carryforwards of each tax paying component of the Company that give rise to a significant portion of the deferred income tax benefits and liabilities are as follows as of December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

Deferred income tax assets:
Net operating loss carryforwards	$18,832	$17,002
Sec. 174 capitalization	1,931	1,494
Research and development credits	81	81
Stock Based Compensation	1,708	1,447
Accruals and Other	925	994
Total deferred tax assets (gross)	23,477	21,018
Less valuation allowance	(23,015)	(20,302)
Net deferred tax assets	462	716

Deferred income tax liabilities:		-
Depreciation and other	(462)	(716)
Net deferred tax liabilities	$(462)	$(716)
Net deferred income taxes	$-	$-

As of December 31, 2024, the Company had available federal net operating loss carryforwards of approximately $703 which begin to expire in 2037, and approximately $82.6 million which will never expire. The Company has available state net operating loss carryforwards of approximately $32.9 million as of December 31, 2024, which begin to expire in 2037. As of December 31, 2024, the Company has federal research and development tax credits of approximately $81.

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

It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2024 and 2023, the Company has accrued no interest and no penalties related to uncertain tax positions. The Company does not have any federal, or state and local income tax returns currently under examination.

18. MAJOR CUSTOMERS AND RELATED INFORMATION

Major Customers

For the year ended December 31, 2024, revenues from two distributors accounted for approximately 23% and 14%, respectively, of revenues with no other single customer accounting for more than 10% of total revenues. Accounts receivable from two distributors accounted for approximately 11% and 10%, respectively, of net accounts receivable and contract assets at December 31, 2024.

For the year ended December 31, 2023, revenues from one distributor accounted for approximately 37% of revenues with no other single customer accounting for more than 10% of total revenues. Accounts receivable from one distributor accounted for 67% of net accounts receivable at December 31, 2023.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on the customer’s delivery location.

	For the Year
	Ended December 31,
	2024	2023
Americas	$4,423	$3,773
Europe, Middle East and Africa	76	2,302
Asia Pacific	8	58
Total revenues	$4,507	$6,133

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

Customer relationships were valued using the multi-period excess earnings method under the income approach.

Cash and cash equivalents	$3
Accounts receivable	91
Inventory	61

Technology (included in Intangibles)	490
Customer relationships (included in Intangibles)	160
Trademarks and trade names (included in Intangibles)	80
Goodwill	1,631
Total assets	$2,516

Liabilities	24
Equity	2,492
Total liabilities and equity	$2,516

Legal fees incurred in connection with the transaction totaled approximately $38 and have been expensed as incurred.

See Note 7 – Intangible Assets and Goodwill for December 2024 goodwill impairment charge.

20. SUBSEQUENT EVENTS

On January 3, 2025, the Company entered into a lease that will commence in October 2025, or upon the completion of the premises, whichever happens later, for a manufacturing facility located at Pad 1A of the technology park at the intersection of US 23 and US 58 Alternate in Norton, Virginia. The lease of the 20,000 square foot facility has an initial term of five years with the option to renew for an additional two-years, subject to adjustments based on the Consumer Price Index. Monthly lease payments will be $10,000, calculated at $6 per gross square foot per year. Following two years of occupancy from the start of the lease, we may terminate the lease without penalty by providing sixty-days written notice.

On February 18, 2025, the Company and W1 Global, LLC, a Delaware limited liability company (“Seller”), entered into an Asset Purchase Agreement, dated as of February 18, 2025 (the “W1 Purchase Agreement”), pursuant which, subject to the terms and conditions set forth therein, the Company agreed to acquire substantially all the assets of the Seller, including, among others, all of the Seller’s right, title and interest in and to the Seller’s properties, business, and assets of Seller used in, held for use in or relating to the business of advisory and investigative professional services, as more specifically set forth in the W1 Purchase Agreement (collectively, the “Acquired Assets”), which excludes the Excluded Assets (as defined in the W1 Purchase Agreement), and assume certain Assumed Liabilities (as defined in the W1 Purchase Agreement), upon the terms and subject to the conditions set forth in the W1 Purchase Agreement (the “Acquisition”), for a nominal purchase price equal to $100.00. The closing of the Acquisition occurred on February 18, 2025 (the “Closing”). In connection with Closing, the Company and the Seller entered into certain ancillary agreements, including, (i) a bill of sale for all of the Acquired Assets that are tangible personal property, (ii) an assignment of all of the Acquired Assets that are intangible personal property, (iii) employment agreements for certain employees of the Seller, and (iv) a consulting agreement.

On February 24, 2025, the Company entered into a securities purchase agreement (the “PIPE Purchase Agreement”) with certain accredited investors (collectively, the “PIPE Purchasers”) for the issuance and sale in a private placement (the “Private Placement”) of an aggregate of 3,216,666 shares (the “Common Shares”) of Common Stock and accompanying warrants (“PIPE Warrants”) to purchase up to 3,216,666 shares of Common Stock, with an exercise price of $1.80 per share. The purchase price for one Common Share and accompanying PIPE Warrant was $1.80. The estimated gross proceeds to the Company were $5.8 million, before estimated offering expenses payable by the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on the

WRAP TECHNOLOGIES, INC

Date: March 31, 2025	By:	/s/ Scot Cohen
Scot Cohen
(Principal Executive Officer and Interim Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Scot Cohen	Chief Executive Officer and Director	March 31, 2025
Scot Cohen	(Principal Executive Officer and Interim Principal Financial Officer and Principal Accounting Officer)

/s/ Bruce Bernstein	Director	March 31, 2025
Bruce Bernstein

/s/ Marc Savas	Director	March 31, 2025
Marc Savas

/s/ Rajiv Srinivasan	Director	March 31, 2025
Rajiv Srinivasan

/s/ Timothy Szymanski	Director	March 31, 2025
Timothy Szymanski

-51-