Form 10-K/A
period 2024-12-31
WRAP TECHNOLOGIES, INC.
filed 2025-04-25
CIK 1702924

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

3480 Main Hwy, Suite 202

Miami, Florida 33133

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

As of April 24, 2025, 50,554,267 shares of common stock, par value $0.0001 per share, were outstanding.

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Wrap Technologies, Inc. (the “Company,” “our” or “we”) for the year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Original Filing”). We are filing this Amendment to present the information required by Items 10, 11, 12, 13, and 14 of Part III of the Original Filing in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after fiscal year end. The Company is filing this Amendment to add this information because the definitive proxy statement containing this information will not be filed before that date. In addition, the reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

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

i

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

Below is a list of the names, ages as of April 24, 2025, and positions of the individuals who currently serve as our directors.

Name	Age	Position
Scot Cohen	54	Chief Executive Officer and Executive Chairman of the Board
Bruce Bernstein(1)(2)	61	Director
Marc Savas(1)(3)	57	Director
Rajiv Srinivasan(1)(2)(3)	39	Director
Vice Admiral Tim Szymanski(2)(3)	61	Director

(1)	Member of our Audit Committee.
(2)	Member of our Compensation Committee.
(3)	Member of our Nominating Committee.

Director Biographies

Information concerning our directors is set forth below. The biographical description of each director includes the specific experience, qualifications, attributes and skills that led the Board to conclude that such person should serve as a director.

Scot Cohen - Mr. Cohen cofounded the Company in March 2016, and has previously served as a non-independent Director of the Company from June 2021 until October 2023 and Executive Chairman of the Company from July 2017 until June 2021 and then again beginning in October 2023, and currently serves as Chief Executive Officer, Principal Executive Officer and interim Principal Financial Officer and Principal Accounting Officer. Mr. Cohen has over 20 years of experience in institutional asset management, wealth management, and capital markets. He currently manages several operating partnerships that actively invest in the energy sector in addition to maintaining an active investment portfolio in various public companies, early-stage private companies, hedge funds and alternative assets including real estate. Mr. Cohen is the Founder and Managing Partner of V3 Capital Partners, a private investment firm focused on early-stage companies primarily in the consumer products industry, and Co-Manager of Red Fortune Fund, a private equity fund based in Hong Kong. Mr. Cohen also is the Founder of Petro River Oil, LLC and Chairman of Petro River Oil Corp. (OTCBB: PTRC), a publicly traded oil and gas producer with assets in Kansas and Oklahoma, and Petro Spring LLC, a global oil and gas technology solutions provider. Prior to creating V3 Capital Partners, Mr. Cohen was the Founder and Managing Partner at Iroquois Capital Opportunity Fund, a special situations private equity investment fund, and a Co-Founder of Iroquois Capital, a hedge fund with investments in small and micro-cap private and public companies. Mr. Cohen currently serves on the board of directors of Charlie’s Holding, Inc. (OTCQB: CHUC), and has served as Executive Chair of the board of directors of Petro River Oil Corp. since 2012. Mr. Cohen earned his Bachelor of Science degree from Ohio University in 1991.

The Board believes Mr. Cohen’s success with multiple private investment firms, his extensive contacts within the investment community and financial expertise strengthens the Company’s efforts to raise capital to fund the continued implementation of its business plan.

Bruce Bernstein - Mr. Bernstein was appointed as a director of the Company in April 2023. Mr. Bernstein has over thirty-five years of experience in the securities industry, primarily as senior portfolio manager for two alternative finance funds as well as in trading and structuring of arbitrage strategies. Mr. Bernstein has served as President of Rockmore Capital, LLC since 2006, the manager of a direct investment and lending fund with peak assets under management of $140 million. Previously, he served as Co-President of Omicron Capital, LP, an investment firm based in New York, which he joined in 2001. Omicron Capital focused on direct investing and lending to public small cap companies and had peak assets under management of $260 million. Prior to joining Omicron Capital, Mr. Bernstein was with Fortis Investments Inc., where he was Senior Vice President in the bank’s Global Securities Arbitrage business unit, specializing in equity structured products and equity arbitrage and then President in charge of the bank’s proprietary investment business in the United States. Prior to Fortis, Mr. Bernstein was Director in the Equity Derivatives Group at Nomura Securities International specializing in cross-border tax arbitrage, domestic equity arbitrage and structured equity swaps. Mr. Bernstein started his career at Kidder Peabody, where he rose to the level of Assistant Treasurer. Mr. Bernstein serves as a member of the Board of Directors of Xwell, Inc. (Formerly XpresSpa Holdings, Inc.) the leading airport spa company in the world, based in New York, serves as a Director for Neurotrope since November 14, 2016, and Petros Pharmaceuticals, Inc. Mr. Bernstein holds a Bachelor of Business Administration from City University of New York (Baruch).

The Board believes that Mr. Bernstein’s experience in finance, audit, capital markets and in advising public companies provides significant benefit to the Company and as a member of the Board.

Marc Savas - Mr. Savas was appointed as a director of the Company in April 2023. Mr. Savas has over 35 years of experience in accelerating revenue for companies, and is skilled in developing and guiding leadership teams, executing tactical, strategic and technical plans, and brings a comprehensive understanding of organizational efficiency. Mr. Savas currently serves as President of Vector97, a privately held waste hauling and recycling consulting firm, since February 2012. He has overseen Vector97 from a startup company through engineering its sale to SIB in June of 2022. Mr. Savas remains President of Vector97 and has joined the SIB leadership team. He currently serves as a Director of SRAX since October 2015. Previously, he founded Unfair Advantage, Inc. and Living Full Blast, Inc., a management and efficiency consulting firm serving the Venture Capital and Legal vertical markets serving as Chief Executive officer until January 2012. Mr. Savas has also served as a member of the Board of Directors of Motivational, Inc., a charitable organization, from July 2020 to present, and as a member of the Board of Directors of RMP, a charitable organization, from December 2022 to present. Mr. Savas holds a Bachelor of Science in Marketing from Northern Arizona University of Flagstaff Arizona, and completed the Executive Development Program of the Marshall School of Business of the University of Southern California.

The Board believes that Mr. Savas’ experience in organizational efficiency and effectiveness, together with his extensive knowledge in finance, scalability and implementing successful business strategies, makes him a valuable member of the Board.

Rajiv Srinivasan - Mr. Srinivasan was appointed director in October 2023. Mr. Srinivasan served at LinkedIn by Microsoft (NYSE:MSFT) from 2019 to 2023, as the Director of the NAMER Globals Program from 2021 to 2023, and the Director of Global Clients from 2019 to 2021. Prior to that, he served as a Global Account manager at VMware (NYSE: VMW) from 2016 to 2019, and as a sales manager at MobileIron (NYSE: MOBL) from 2013 to 2015. Mr. Srinivasan’s startup experience includes Investor and Sales Advisor at Nirmata since 2017, Interim VP of Sales at Myally from 2018 to 2020 and Co-Founder and Head of Sales at Morta Security from 2011 to 2013. Mr. Srinivasan served as a Captain of the U.S. Army from 2004 to 2011 and is a contributor and commentator on miliary and veterans affairs, is on the board of directors and finance committee of Families Against Mandatory Minimums, a lobby to end mass incarceration. Mr. Srinivasan earned a Bachelor of Science in Arabic and Comparative Politics from the U.S. Military Academy, a Master of Science in Applied Mathematics with a focus on Data Science and Numerical Methods from Columbia University, and a Masters of Business Administration from the Wharton School of Business.

The Board believes that Mr. Srinivasan’s experience in technology based companies and early stage growth firms, together with his extensive knowledge and experience in implementing successful business strategies, makes him a valuable member of the Board.

Vice Admiral Tim Szymanski - Mr. Szymanski was appointed a director in October 2023. Mr. Szymanski is a distinguished retired United States Navy vice admiral, with thirty-seven years of military service. Mr. Szymanski currently provides consulting services to Pallas Advisors as a principal, a strategic advisory firm specializing in navigating complex national and international security dynamics, which he joined in August 2023, Odyssey Group International, Inc., Senseye, Inc., and Q30 Sports Science, LLC. Mr. Szymanski further serves on the Veteran Advisory Committee, at NanoDx Inc. and at Verkada Inc., on the Federal Advisory Board.  Additionally, he is the board chair of Navy SEAL Museum San Diego. Prior to his retirement from the United States Navy, Mr. Szymanski last served as deputy commander of United States Special Operations Command and prior as the Commander of Naval Special Warfare. Mr. Szymanski also served on the Joint Staff as the J3 deputy directorate for Special Operations, as the Global War on Terror branch chief and as chief staff officer of Pakistan-Afghanistan Coordination Cell. Mr. Szymanski graduated from the United States Naval Academy in 1985. He completed a Master of Joint Campaign Planning and Strategy at the Joint Advanced Warfighting School.

The Board believes that Vice Admiral Szymanski’s experience in organizational efficiency and effectiveness, together with his military leadership experience, makes him a valuable member of the Board.

Executive Officers

Below is a list of the names, ages as of April 24, 2025, positions, and a brief account of the business experience of the individuals who serve as our executive officers.

Name	Age	Position
Scot Cohen	56	Chief Executive Officer and Executive Chairman of the Board
Jared Novick	41	Chief Operating Officer

Executive Officer Biographies

Jared Novick - Mr. Novick has served as Chief Operating Officer of the Company since December 2023 and has served as President of the Company since March 2025. From June 2023 to December 2023, Mr. Novick served as Chief Operating Officer and Senior Vice President of Strategy and Special Projects at Sidus Space, Inc. (NASDAQ:SIDU), where he oversaw diverse areas such as manufacturing, sales, product development, supply chain management, marketing, and human resources. Since 2018, he has also served on the Board of Advisors at BlueVoyant LLC (“Blue Voyant”), where he also served as Head of Strategy from 2017 until 2018. Before his tenure in public companies, Mr. Novick experienced success with two early-stage technology ventures, each culminating in notable exits. He co-founded and served as Chief Executive Officer of BitVoyant, a cybersecurity threat monitoring product and service provider for commercial enterprises, later acquired by cybersecurity unicorn BlueVoyant. Additionally, he founded and led CurvedSkies LLC, serving as Chie Executive Officer of a professional services firm catering to classified U.S. Federal Government customers in the aerospace and defense sectors. Mr. Novick’s professional career includes significant roles as a U.S. Intelligence Community Civil Servant and a contractor for Special Projects to the Office of the Secretary of Defense. He collaborated extensively with the U.S. Intelligence Community, the Department of Defense, and international partners to then deploy and operationally support critical National Security challenges across South America, Central-Asia and Africa. In the early stages of his career, Mr. Novick trained as a NASA Aircrew Member, operating High-Altitude Technologies above 60,000 feet and necessitating NASA pressure suit operations. He has logged over 2,000 hours of flight time in various fixed-wing aircrafts. During Operation Enduring Freedom, he accumulated over 400 combat flight hours while supporting special military units of the Special Operations community. Mr. Novick actively contributes to board activities, including a gubernatorial appointment by Florida Governor Ron DeSantis to the Department of Business & Professional Regulation. Mr. Novick holds a Bachelor of Arts in Physics from the University of Florida in Gainesville.

Mr. Cohen’s biography is incorporated by reference from Item 10 of this Amendment above.

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

Audit Committee

The Audit Committee assists our Board in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy that the accountants are independent of management. The Audit Committee currently consists of Messrs. Bruce Bernstein, Savas and Srinivasan, with Mr. Bernstein serving as the Chair of the Audit Committee. Our Board has determined that Mr. Bernstein is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication under the applicable rules and regulations of Nasdaq

Compensation Committee

The Compensation Committee determines our general compensation policies and the compensation provided to our directors and officers. The Compensation Committee also reviews and determines bonuses for our officers and other employees. In addition, the Compensation Committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers the 2017 Plan. The Compensation Committee currently consists of Messrs. Szymanski, Bernstein and Srinivasan, with Mr. Bernstein serving as Chair of the Compensation Committee.

We adopted a Compensation Recovery Policy on November 20, 2023, as an additional safeguard to mitigate compensation risks. The Compensation Recovery Policy is included as Exhibit 97.1 to this Amendment.

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

Insider Trading Policy

We have an insider trading policy that prohibits our directors, executive officers and all employees of the Company from the purchasing or selling our securities while being aware of material, non-public information about the Company as well as disclosing such information to others who may trade in securities of the Company. Our insider trading policy also prohibits our directors, executive officers, employees and their respective family members from engaging in hedging activities or other short-term or speculative transactions in the Company’s securities such as short sales, options trading, holding the Company’s securities in a margin account or pledging the Company’s securities as collateral for a loan, without the advance approval of our Chief Financial Officer. A copy of the insider trading policy is included as Exhibit 19.1 to this Amendment. While the Company is not subject to the insider trading policy, the Company does not trade in its securities when it is in possession of material nonpublic information other than pursuant to previously adopted Rule 10b5-1 trading plans, if any.

Timing and Issuance of Stock Options

Our Board does not have a formal policy on the timing of stock option awards in relation to the disclosure of material non-public information; however, it would take into account material non-public information when determining the timing and terms of such an award to avoid an inappropriate impact on the value of the award. The Company has not timed the disclosure of material non-public information for the purpose of affecting the value of executive compensation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that each of our directors and executive officers, and any other person who owns more than ten percent (10%) of our common stock, file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. To our knowledge, based solely on information furnished to us and written representations by such persons that no such other reports were required to be filed, we believe that all such SEC filing requirements were met in a timely manner during 2024 other than with respect to the following:

On January 8, 2024, a Form 4 for each of Marc Savas and Bruce Bernstein was filed late to report grants of RSUs and stock options on December 22, 2023. Such Form 4s were amended on January 9, 2024.

On January 8, 2024, a Form 4 for Kevin Sherman was filed late to report the acquisition of shares of common stock on December 22, 2023.

On January 18, 2024, a Form 4 for each of Rajiv Srinivasan, Timothy Szymanski, Marc Savas, Bruce Bernstein and Scot Cohen was filed late to report grants of RSUs on January 2, 2024.

On January 18, 2024, a Form 4 for each of Rajiv Srinivasan, Timothy Szymanski, Marc Savas, Bruce Bernstein and Scot Cohen was filed late to report the acquisition of shares of common stock on January 14, 2024.

On January 18, 2024, a Form 4 for Scot Cohen was filed late to report a grant of stock options on January 14, 2024.

On October 22, 2024, a Form 4 for Elwood G. Norris was filed late to report the sale of shares of common stock on October 10, 2024, October 11, 2024, October 14, 2024, October 15, 2024, October 16, 2024, and October 17, 2024.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information regarding the compensation awarded to or earned by the current and former executive officers listed below during the years ended December 31, 2024, and 2023. We have opted to comply with the reduced executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for only (i) our principal executive officer, (ii) the two most highly compensated executive officers other than our principal executive officer and (iii) if applicable, up to two individuals who would have qualified as our two most highly compensated executive officers other than the principal executive officer but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year. Throughout this document, the officers below are referred to as our “named executive officers” or “NEOs”.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(2)	All Other Compensation(3)	Total

Scot Cohen	2024	$200,000	-	$1,764,753	-	-	$1,959,493
Chief Executive Officer and Executive Chairman	2023	$39,312	-	$675,000	$1,801,543	-	$2,515,855

Jared Novick	2024	$190,909	$185,000	-	-	-	$375,909
President and Chief Operating Officer	2023	-	-	-	$443,622	-	$443,622

Kevin Mullins (4)	2024	$137,500	-	-	-	-	$137,500
Former President, Former Chief Executive Officer and Former Director	2023	$300,000	$75,000	$75,000	-	-	$450,000

Chris DeAlmeida (5)	2024	$16,666	-	-	-	$137,500	$154,166
Former Chief Financial Officer, Former Treasurer and Former Secretary	2023	$275,000	$28,646	$28,646	-	-	$332,292

(1)	Amounts reported in this column do not reflect the amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date fair value of restricted stock units (“RSUs”) granted to the named executive officers during each fiscal year, as computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification 718 (“ASC 718”). Assumptions used in the calculation of these amounts are included in the notes to our financial statements included in this Annual Report. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Specifically, the number in the table above includes:

●	for Mr. Cohen, RSUs granted in January 2024 for continued services as a member of the Board ($5,261 of the $1,764,753 relating to such continued services as a member of the Board) and as Chief Executive Officer and RSUs granted in October 2023, as part of an inducement grant in connection with being named Chief Executive Officer;
●	for Mr. Mullins, RSUs granted in April 2023 in connection with his annual bonus; and
●	for Mr. DeAlmeida, RSUs granted in April 2023 in connection with his annual bonus.

(2)

Amounts reported in this column do not reflect the amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted to the named executive officers during each fiscal year, as computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in the notes to our financial statements included in our Annual Report. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our named executive officers will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options. Specifically, the number in the table above includes:

●	for Mr. Cohen, options granted in October 2023 as part of an inducement grant in connection with being named Executive Chairman; and
●	for Mr. Novick options granted in December 2023 as part of an inducement grant in connection with being named Chief Operating Officer.

(3)	Amounts reported in this column represent other compensation paid to named executive officers.

(4)	Kevin Mullins served as the Company’s President from April 18, 2022, to May 7, 2024, as the Company’s Chief Executive Officer from April 14, 2023, to January 14, 2024, and as a member of the Board from April 21, 2023, to May 28, 2024.

(5)	Chris DeAlmeida served as the Company’s Chief Financial Officer and Treasurer from July 25, 2022, to January 5, 2024, and served as Secretary from April 21, 2023, to January 5, 2024.

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

On March 10, 2025, the Board appointed Mr. Novick to the position of President and Chief Operating Officer. Mr. Novick will not be provided any additional compensation for his service as President and Chief Operating Officer. The terms of the Novick Employment Agreement have not changed in connection with Mr. Novick’s appointment as President and Chief Operating Officer of the Company.

Kevin Mullins. On April 13, 2022, the Company entered into an employment agreement with Mr. Mullins (as amended, the “Mullins Employment Agreement”) for Mr. Mullins to serve as the Company’s President, effective April 18, 2022. Mr. Mullins was appointed as Chief Executive Officer on April 14, 2023, and was appointed as a member of the Company’s Board of Directors on April 21, 2023. On January 14, 2024, the Board appointed Kevin Mullins, who previously served as the Company’s Chief Executive Officer, to the position of President. In connection therewith, the Company and Mr. Mullins entered into an amendment, dated January 14, 2024, to the Mullins Employment Agreement, dated April 13, 2022 (the “Mullins Amendment”) to, among other things, reflect Mr. Mullin’s new title. On May 7, 2024, Mr. Mullins resigned from his position as President of the Company, effective May 23, 2024. On May 28, 2024, Mr. Mullins resigned from his role as director of the Company, effective May 28, 2024.

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

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2024.

Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Scot Cohen	1/02/2024	-	-	-	-	632,911	$1,341,771	-	-
	10/12/2023	120,535	361,608 (2)	$1.40	10/12/2033	-	-	-	-
	10/12/2023	430,055	860,111 (3)	$1.40	10/12/2033	361,608 (4)	$766,609	-	-
	4/1/2021	100,000 (5)	-	$5.56	4/1/2031	-	-	-	-

Jared Novick	12/23/2023	83,350	166,650 (6)	$2.51	12/26/2033	-	-	-	-

Kevin Mullins	-	-	-	-	-	-	-	-	-

Chris DeAlmeida	-	-	-	-	-	-	-	-	-

1.	The market value is computed based on the closing market price of our common stock on December 31, 2024, of $2.12 per share.

2.	Mr. Cohen was awarded stock options which vest in four substantially equal installments at the end of each of the Company’s fiscal years beginning on December 31, 2024, and ending on December 31, 2027, provided Mr. Cohen is employed by or providing services to the Company or an affiliate on the applicable vesting date.

3.	Mr. Cohen nonqualified stock options issued in connection with Mr. Cohen’s appointment as Executive Chairman. The stock options will vest, subject to Mr. Cohen’s continued employment with the Company through each vesting date, as follows: (i) 1/3rd on the date on which the Company’s market capitalization meets or exceeds $100 million for each trading day during 2 consecutive months; (ii) 1/3rd on the date on which the Company’s market capitalization meets or exceeds $150 million for each trading day during 2 consecutive months; and (ii) 1/3rd on the date on which the Company’s market capitalization meets or exceeds $200 million for each trading day during 2 consecutive months, subject to accelerated vesting upon the occurrence of certain events.

4.	Mr. Cohen was granted restricted shares of common stock of the Company issued in connection with Mr. Cohen’s appointment as Executive Chairman. The restricted shares will be issued upon vesting and shall vest, subject to Mr. Cohen’s continued employment, (i) 1/3rd on the date on which the Company’s market capitalization meets or exceeds $100 million for each trading day during 2 consecutive months; (ii) 1/3rd on the date on which the Company’s market capitalization meets or exceeds $150 million for each trading day during 2 consecutive months; and (iii) 1/3rd on the date on which the Company’s market capitalization meets or exceeds $200 million for each trading day during 2 consecutive months.

5.	Mr. Cohen was awarded stock options in connection with his previous position with the Company.

6.	Mr. Novick was granted stock options in connection with the Novick Employment Agreement. The stock options vest in three substantially equal installments at the end of each of the Company’s first through third fiscal years beginning on December 31, 2024, and ending on December 31, 2026, provided that Mr. Novick is employed by or providing services to the Company through the applicable vesting date.

Director Compensation Program

The following table sets forth the compensation awarded to, earned by, or paid to each person who served as a director during the fiscal year ended December 31, 2024.

	Fees
	Earned	Stock	Option
	or Paid in	Awards	Awards
Name (1)	Cash ($) (2)	($) (3)	($) (4)	Total ($)
Bruce Bernstein	$-	$95,633	$-	$95,633
Marc Savas	$-	$95,633	$-	$95,633
Rajiv Srinivasan	$-	$76,370	$-	$76,370
Timothy Szymanski	$-	$76,370	$-	$76,370

(1)	Fees earned or paid to Mr. Cohen in connection with his services as a member of the Board are included in “Item 11. Executive Compensation – Summary Compensation Table”.

(2)	Mr. Bernstein and Mr. Savas each received 43,874 shares of common stock for their respective services to the Board. Mr. Srinivasan and Mr. Szymanski each received 36,875 shares of common stock for their respective services to the Board. The number of shares was calculated based on the amount due to such Board members at each vesting date, divided by the closing price of the stock on the applicable grant date.

(3)	As of December 31, 2024, the aggregate number of shares of common stock underlying outstanding options held by our directors were as follows: Mr. Bernstein: 130,000 shares; Mr. Savas: 130,000 shares; Mr. Srinivasan: 30,000 shares; and Mr. Szymanski: 30,000 shares.

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

In February 2025, the Board approved a revised director compensation plan payable to all non-employee independent directors, effective February 1, 2025 (“Second Revised Board Plan”). As revised, under the terms of the Revised Board Plan, the chair of the audit committee of the Board will receive an additional annual payment of $18,000 and each independent director of the compensation committee and the nominating committee of the Board will receive an additional annual payment of $10,000, payable in restricted stock units to be settled in shares of the Company’s common stock, with 30% vesting immediately, and the remaining 70% vesting in monthly installments throughout the remainder of the year following the date of grant. In addition, each independent director that is a member of the audit committee of the Board will receive an additional annual payment of $9,000, payable in restricted stock units to be settled in shares of the Company’s common stock, with 30% vesting immediately, and the remaining 70% vesting in monthly installments throughout the remainder of the year following the date of grant.

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

Stockholders authorized an increase to the shares authorized under the plan of an additional 2,100,000 shares in May 2019, an additional 1,900,000 shares in June 2020, an additional 1,500,000 shares in June 2021, an additional 1,500,000 shares in May 2022 and an additional 7,500,000 in December 2024, for a total of 16,500,000 shares authorized for issuance under the Plan as of the date of this Report. At December 31, 2024, there were 7,585,545 shares of common stock available for grant under the Plan.

The following table sets forth information as of December 31, 2024, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,944,284	$2.12	7,585,545
Equity compensation plans not approved by security holders	-	-	-
Total	3,944,284	$2.12	7,585,545

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our voting securities as of April 15, 2025, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our voting securities, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group. Unless otherwise noted, the address for each person named in the table is c/o Wrap Technologies, Inc., 3480 Main Hwy, Suite 202, Miami, Florida 33133.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)	Percentage of Class(2)	Number of Shares of Series A Preferred Stock Beneficially Owned(1)	Percentage of Class(2)	Total Voting Power
5% Stockholders
Elwood G. Norris(3)	6,301,957	12.47%	-	*	11.18%
Iroquois Capital Investment Group, LLC (4)	2,655,150	4.99%	2,335	28.45%	7.64%
Intracoastal Capital LLC (5)	2,655,150	4.99%	1,698	20.69%	6.84%
Scot Cohen/V4 Global LLC (6)	14,317,298	24.40%	3,000	36.55%	24.37%
FBH Investment Holdings, LLC (7)	929,064	1.81%	500	6.09%	1.81%
Named Executive Officers and Directors
Scot Cohen/V4 Global LLC (6)	14,317,298	24.40%	3,000	36.55%	24.37%
Jared Novick/Continuum Vantures, LLC (8)	1,383,350	2.68%	-	-	2.43%
Kevin Mullins (9)	483,421	*	-	-	*
Chris DeAlmeida (10)	156,601	*	-	-	*
Bruce Bernstein (11)	237,296	*	-	-	*
Marc Savas/Savbo Investments LLC (12)	336,002	*	-	-	*
Rajiv Srinivasan (13)	107,838	*	-	-	*
Vice Admiral Tim Szymanski (14)	107,042	*	-	-	*
All directors and executive officers as a group (6 persons)	17,128,848	27.09%	3,000	36.55%	26.8%

* Represents ownership of less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares set forth in the above table.

(2)	A total of 50,554,267 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of April 15, 2025, and 8,207 shares of Series A Preferred Stock are outstanding as of April 15, 2025, which such outstanding Series A Preferred Stock as of April 15, 2025, are entitled to an aggregate of approximately 5,327,347 votes.

(3)	Based on the Schedule 13D/A filed jointly with the SEC on March 9, 2021, by the Norris Family 1997 Trust (the “Norris Trust”), Elwood G. Norris and Stephanie A. Norris and certain information made available to the Company. The shares of Common Stock are directly held by the Trust and Mr. Norris. The shares of common stock directly held by Mr. Norris and the Norris Trust are also indirectly beneficially owned by Stephanie A. Norris, as a trustee of the Norris Trust. The amount reported herein consists of 6,301,957 shares of common stock. The address of each of the parties herein is 15891 Blue Crystal Trail, Poway, CA 92064.

13

(4)

Based on certain information made available to the Company. The securities reported herein are directly held by Iroquois Capital Investment Group LLC (“ICIG”) and Iroquois Master Fund, Ltd (“IMF”). Represents (i) 6,621,207 shares of common stock issuable upon exercise of certain warrants that were exercisable as of April 15, 2025, or will be exercisable within 60 days thereafter (subject to a 4.99% beneficial ownership blocker), and (ii) 2,335 shares of Series A Preferred Stock, convertible into up to approximately 1,651,343 shares of common stock within 60 days of April 15, 2025 (subject to a 4.99% beneficial ownership blocker).

Iroquois Capital Management L.L.C. (“ICM”) is the investment manager of IMF. ICM has voting control and investment discretion over securities held by IMF. As Managing Members of ICM, Richard Abbe and Kimberly Page make voting and investment decisions on behalf of ICM in its capacity as investment manager to IMF. Mr. Abbe is the managing member of ICIG. Mr. Abbe has sole voting control and investment discretion over securities held by ICIG. As such, Mr. Abbe may be deemed to be the beneficial owner (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended) of the securities held by ICIG. As a result of the foregoing, Mr. Abbe and Mrs. Page may be deemed to have beneficial ownership (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended) of the securities held by ICM and IMF.

The address for each of IMF and ICIG is 2 Overhill Road, Suite 400, Scarsdale, NY 10583.

(5)

Based on certain information made available to the Company. Represents (i) 1,641,379 shares of common stock issuable upon exercise of certain warrants that were exercisable as of April 15, 2025, or will be exercisable within 60 days thereafter (with certain warrants subject to a 4.99% beneficial ownership blocker), and (ii) 1,698 shares of Series A Preferred Stock, convertible into up to approximately 1,200,848 shares of common stock within 60 days of April 15, 2025 (subject to a 4.99% beneficial ownership blocker).

Mitchell P. Kopin and Daniel B. Asher are each managers of Intracoastal Capital LLC (“Intracoastal”) and have shared voting control and investment discretion over the securities reported herein that are held by Intracoastal. As a result, each of Mr. Kopin and Mr. Asher may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act of the securities reported herein that are held by Intracoastal Capital LLC.

The principal business address for Intracoastal is 2211A Lakeside Drive, Bannockburn, IL 60015.

(6)	Based on certain information made available to the Company. Represents (i) 6,185,754 shares of common stock, (ii) 2,010,701 shares of common stock underlying stock options that were vested as of April 15, 2025, or will could within 60 days thereafter, (iii) 882,911 shares of common stock underlying RSUs that were vested as of April 15, 2025, or could vest within 60 days thereafter, (iv) 3,168,966 shares of common stock issuable upon exercise of certain warrants that were exercisable as of April 15, 2025, or will be exercisable within 60 days thereafter (with certain warrants being subject to a beneficial ownership limitation of 4.99%), and (v) 3,000 shares of Series A Preferred Stock, convertible into up to approximately 2,121,640 shares of common stock within 60 days of April 15, 2025.

Mr. Cohen has voting and dispositive control with respect to the securities held by V4 Capital Partners, LLC (“V4 Capital”) and V4 Global, LLC (“V4 Global”). As a result, Mr. Cohen may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of the securities held by V4 Capital and V4 Global.

The principal business address of V4 Capital, V4 Global and Mr. Cohen is 445 Grand Bay Drive, Apt. P1A, Key Biscayne, FL 33149.

(7)

Based on certain information made available to the Company. Represents (i) 189,409 shares of common stock, (ii) 394,827 shares of common stock issuable upon exercise of certain warrants that were exercisable as of April 15, 2025, or will be exercisable within 60 days thereafter (with certain warrants subject to a 4.99% beneficial ownership blocker), (iii) 500 shares of Series A Preferred Stock, convertible into up to approximately 353,606 shares of common stock within 60 days of April 15, 2025 (subject to a 4.99% beneficial ownership blocker) and (iv) 50,000 shares of common stock underlying RSUs that were vested as of April 15, 2025, or will vest within 60 days thereafter.

The principal business address of FBH Investment Holdings, LLC is 45 Main Street, Suite 804, Brooklyn N.Y. 11201.

(8)	Represents (i) 275,000 shares of common stock, (ii) 583,000 shares of common stock underlying stock options that were vested as of April 15, 2025, or will vest within 60 days thereafter, and (iii) 250,000 shares of common stock underlying RSUs that were vested as of April 15, 2025, or will vest within 60 days thereafter.

(9)	Represents 483,421 shares of common stock.

(10)	Represents 156,601 shares of common stock.

(11)

Based on certain information made available to the Company. (i) 275,000 shares of common stock, (ii) 583,350 shares of common stock underlying stock options that were vested as of April 15, 2025, or could vest within 60 days thereafter, (iii) 250,000 shares of common stock underlying RSUs that were vested as of April 15, 2025, or could vest within 60 days thereafter and (iv) 275,000 shares of common stock underlying certain warrants (subject to a beneficial ownership limitation of 4.99%).

The securities reported herein are directly held by Continuum Ventures, LLC and Jared Novick. Jared Novick is a manager of Continuum Ventures, LLC and has voting control and investment discretion over the securities reported herein that are held by Continuum Ventures, LLC. As a result, Mr. Novick may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act of the securities reported herein that are held by Continuum Ventures, LLC.

The principal business address for Continuum Ventures, LLC is 2325 Bellefield Cove, Oviedo, FL 32766.

(12)

Based on certain information made available to the Company. Represents (i) 139,409 shares of common stock, (ii) 394,827 shares of common stock issuable upon exercise of certain warrants that were exercisable as of April 15, 2025. or will be exercisable within 60 days thereafter (with certain warrants subject to a 4.99% beneficial ownership blocker), (iii) 500 shares of Series A Preferred Stock, convertible into up to approximately 344,828 shares of common stock within 60 days of April 15, 2025 (subject to a 4.99% beneficial ownership blocker) and (iv) 50,000 shares of Common Stock underlying RSUs that were vested as of April 15, 2025, or will vest within 60 days thereafter.

Marc Savas is a manager of Savbo Investments LLC and has voting control and investment discretion over the securities reported herein that are held by Savbo Investments LLC. As a result, Mr. Savas may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act of the securities reported herein that are held by Savbo Investments LLC.

The principal business address for Savbo Investments LLC is 15030 Ventura Blvd, Suite 395, Sherman Oaks, CA 91403.

(13)	The amount reported herein consists of (i) 79,810 shares of common stock, (ii) 22,500 shares of common stock underlying stock options that were vested as of April 15, 2025, or will vest within 60 days thereafter and (iii) 5,528 shares of common stock underlying RSUs that were vested as of April 15, 2025, or will vest within 60 days thereafter.

(14)	Represents (i) 79,810 shares of common stock, (ii) 22,500 shares of common stock underlying stock options that were vested as of April 15, 2025, or will vest within 60 days thereafter and (iii) 4,732 shares of common stock underlying RSUs that were vested as of April 15, 2025, or will vest within 60 days thereafter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

SEC rules require us to disclose any transaction or currently proposed transaction in which we are a participant and in which any related person has or will have a direct or indirect material interest involving an amount that exceeds the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of the last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

Series A Preferred Stock

On June 29, 2023, the Company entered into the Series A Purchase Agreement with certain investors, including Scot Cohen, the Company’s Chief Executive Officer, and V4 Global. Mr. Cohen has voting and dispositive control with respect to the securities as is deemed to be the beneficial owner of the securities held by V4 Global. Pursuant to the Series A Purchase Agreement, the Company issued Mr. Cohen and V4 Global an aggregate of 3,000 shares of Series A Preferred Stock and Series A Warrants to purchase up to an aggregate of 2,068,966 shares of common stock for aggregate gross proceeds of $3,000,000. For the year ended December 31, 2024, Mr. Cohen earned dividends totaling $432,944 on his Series A Preferred Stock.

Private Placement February 2025

On February 24, 2025, the Company entered into a securities purchase agreement with certain accredited investors for the issuance and sale in a private placement of an aggregate of 3,216,666 shares of common stock and accompanying warrants (“PIPE Warrants”) to purchase up to 3,216,666 shares of common stock, with an exercise price of $1.80 per share. The purchase price for one share of common stock and accompanying PIPE Warrant was $1.80. The estimated gross proceeds to the Company were $5.8 million, before estimated offering expenses payable by the Company.

The Company issued the following to related parties: (i) Mr. Cohen through V4 Global an aggregate of 1,100,00 shares of common stock and PIPE Warrants to purchase up to an aggregate of 1,100,000 shares of common stock for aggregate gross proceeds of $1,980,000, (ii) Mr. Novick through Continuum Ventures LLC an aggregate of 275,000 shares of common stock and PIPE Warrants to purchase up to an aggregate of 275,000 shares of common stock for aggregate gross proceeds of $495,000, and (iii) Mr. Savas through Savbo Investments LLC an aggregate of 50,000 shares of common stock and PIPE Warrants to purchase up to an aggregate of 50,000 shares of common stock for aggregate gross proceeds of $90,000.

Director Independence

See “Directors, Executive Officers and Corporate Governance - Director Independence” and “Directors, Executive Officers and Corporate Governance - Board Committees” above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm

The Audit Committee, effective as of May 7, 2024, appointed HTL International, LLC (“HTL”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ended December 31, 2023. The Audit Committee, effective as of December 23, 2024, appointed HTL as the Company’s independent registered public accounting firm for the Company’s fiscal year ended December 31, 2024.

Audit and Non-Audit Fees

The Company engaged HTL from May 7, 2024, to present. The following table presents fees for professional audit services rendered by HTL for audit and other services provided for the fiscal years ended December 31, 2024, and December 31, 2023.

	2024	2023
Audit Fees(1)	$165,000	$171,697
Audit Related Fees(2)(3)	-	-
Tax Fees(2)(4)	-	-
All Other Fees(2)(5)	-	-
Total	$165,000	$171,697

(1)	Audit Fees include fees for services rendered for the audit of our annual financial statements, the review of financial statements included in our Quarterly Reports on Form 10-Q, assistance with and review of documents filed with the SEC and consents and other services normally provided in connection with regulatory filings.
(2)	There were no Audit Related Fees, Tax Fees or All Other Fees.
(3)	Audit Related fees principally include fees incurred for due diligence in connection with potential transactions and accounting consultations.
(4)	Tax Fees would include fees for services rendered for tax compliance, tax advice, and tax planning.
(5)	All Other Fees would include fees that do not constitute Audit Fees, Audit Related Fees, or Tax Fees.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. No non-audit services were performed by our principal accountants during the fiscal years ended December 31, 2024, and 2023. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved 100% of the services provided by our principal accountants.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents were filed as a part of Original Filing:

	(1)	Financial Statements. The financial statements of Wrap Technologies, Inc. included in Part II, Item 8 of the Original Filing.

	(2)	Financial Statement Schedules. All schedules were omitted from the Original Filing because they were not applicable or the required information was shown in the financial statements or notes thereto.

	(3)	Exhibits. The exhibits listed on the Exhibit Index of the Original Filing.

(b)		The exhibit list in the Exhibit Index immediately preceding the signature page of this Amendment is being filed as part of this Amendment.

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated March 22, 2017, by and between Wrap Technologies, LLC, Petro River Oil Corp., and Megawest Energy Montana Corp (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 17, 2017).
2.2	Merger Agreement between Wrap Technologies, LLC and Megawest Energy Montana Corp., dated March 30, 2017 (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 17, 2017).
2.3	Asset Purchase Agreement, dated as of February 18, 2025, by and between Wrap Technologies, Inc. and W1 Global, LLC Plan (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2025).
3.1	Amended and Restated Certificate of Incorporation of Wrap Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 17, 2017).
3.2	Amended and Restated Bylaws of Wrap Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2023).
3.3	Amendment No.1 to the Amended and Restated Bylaws of Wrap Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2023).
3.4	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2023).
3.4.1	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2024).
3.4.2	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 15, 2024).
3.4.3	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2024).
3.4.4	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2024).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 30, 2017).
4.2	Form of Investor Warrant, dated October 30, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2018).
4.3	Form of Placement Agent Warrant, dated October 30, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2018).
4.4	Form of Investor Warrant, dated June 18, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2019).
4.5	Form of Offering Agent Warrant, dated June 18, 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2019.
4.6	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2020).
4.7	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2023).
4.8	Description of Securities (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 28, 2024).
4.9	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2025)
10.1	Amended and Restated Intellectual Property License Agreement, dated September 30, 2016, by and between Wrap Technologies, LLC and Syzygy Licensing LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 17, 2017).
10.2+	Wrap Technologies, Inc. 2017 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 17, 2017).
10.2.1+	Amendment No. 1 to the Wrap Technologies, Inc. 2017 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 24, 2019).
10.2.2+	Amendment No. 2 to the Wrap Technologies, Inc. 2017 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 17, 2020).
10.2.3+	Amendment No. 3 to the Wrap Technologies, Inc. 2017 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 5, 2021).
10.2.4+***	Amendment No. 4 to the Wrap Technologies, Inc. 2017 Equity Compensation Plan.
10.2.5+	Fifth Amendment to the Wrap Technologies, Inc. 2017 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2024).
10.3+	Form of At-Will Employment, Confidential Information, Non-Compete/ Non-Solicitation, Invention Assignment, and Arbitration Agreement between the Key Employees and the Company dated December 14, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2020).
10.4	Cooperation Agreement by and between the Company and Elwood G. Norris and certain of his affiliates dated March 4, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2021).
10.5	Consulting Agreement between the Company and LWV Consulting, LLC, dated January 24, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission filed on January 26, 2022).
10.6	Consulting Agreement between the Company and LRHIRSH, LLC, dated January 24, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022).

Exhibit Number	Description

10.7+	Employment Agreement between Wrap Technologies, Inc. and TJ Kennedy, dated April 13, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2022).
10.8+	Employment Agreement between Wrap Technologies, Inc. and Kevin Mullins, dated April 13, 2022. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2022).
10.8.1+	First Amendment to Employment Agreement, by and between Kevin Mullins and Wrap Technologies, Inc. dated January 14, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024).
10.9+	Letter Agreement by and between Wrap Technologies, Inc. and Chris DeAlmeida, executed July 20, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2022).
10.10	Professional Services and Technology Acquisition Agreement, dated November 22, 2022, by and between Wrap Technologies, Inc., Lumeto, Inc. and Spatial Industries Group, Inc (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2022).
10.11	Separation Agreement between the Company and Mr. Kennedy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2023).
10.12	Severance Agreement and Release of Claims, dated May 8, 2023, by and between Wrap Technologies, Inc. and Glenn Hickman (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2023).
10.13	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2023).
10.14	Engagement Letter, dated June 29, 2023 by and between Wrap Technologies, Inc. and Katalyst Securities LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2023).
10.15**	Membership Interest Purchase Agreement, dated August 9, 2023, by and among Wrap Technologies, Inc., Buford Ortale, and the sellers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2023).
10.16+	Employment Agreement by and between Scot Cohen and Wrap Technologies, Inc. dated October 12, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2023).
10.16.1+	First Amendment to Employment Agreement, by and between Scot Cohen and Wrap Technologies, Inc. dated January 14, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024).
10.17+	Employment Agreement, by and between the Company and Jared Novick, effective as of December 26, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2023).
10.18	Separation Agreement and Mutual Release of Claims, dated January 5, 2024, by and between Wrap Technologies, Inc. and Chris DeAlmeida (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2024).
10.19	Form of Amendment, dated August 19, 2024, by and between Wrap Technologies, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2024).
10.20	Form of Amendment, dated October 14, 2024, by and between Wrap Technologies, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 15, 2024).
10.21	Form of Amendment and Agreement, dated November 25, 2024, by and between Wrap Technologies, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2024).
10.22	Form of Amendment and Agreement, dated November 25, 2024, by and between Wrap Technologies, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2024).
10.23	Securities Purchase Agreement, dated February 24, 2025, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2025).
10.24	Registration Rights Agreement, dated February 24, 2025, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2025).
14.1	Code of Ethics of the Registrant Applicable to Directors, Officers and Employees (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2021).
19.1*	Wrap Technologies, Inc. Insider Trading Policy.
21.1	Subsidiaries of Wrap Technologies, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2021).
23.1*	Consent of Independent Registered Public Accounting Firm - HTL International, LLC.
31.1***	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1****	Section 1350 Certification - Principal Executive Officer and Principal Financial Officer.
97.1	Wrap Technologies, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 28, 2024).

Extensible Business Reporting Language (XBRL) Exhibits*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

+ Management contract or compensatory plan or arrangement.

* Previously filed.

** Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Company has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Company if publicly disclosed.

*** Filed concurrently herewith.

**** Previously furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on the 25th day of April, 2025.

WRAP TECHNOLOGIES, INC.

Date: April 25, 2025	By:	/s/ Scot Cohen
Scot Cohen
(Principal Executive Officer and Interim Principal Financial Officer and Principal Accounting Officer)

