Form 10-Q
period 2025-03-31
WRAP TECHNOLOGIES, INC.
filed 2025-05-15
CIK 1702924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

1817 W 4th Street

Tempe, Arizona 85281

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

As of May 14, 2025, a total of 50,577,168 shares of the Registrant’s common stock, par value $0.0001 per share (“Common Stock”), were issued and outstanding.

WRAP TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wrap Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	March 31, 2025 (unaudited)	December 31, 2024 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,170	$3,610
Accounts receivable and contract assets, net	660	513
Inventories, net	6,081	6,170
Prepaid expense and other current assets	582	178
Total current assets	13,493	10,471
Property and equipment, net	108	146
Operating lease right-of-use asset, net	1,890	1,964
Intangible assets, net	2,338	2,354
Other assets	143	186
Total assets	$17,972	$15,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$494	$609
Accrued liabilities	1,125	1,403
Customer deposits	27	27
Deferred revenue - short term	322	466
Operating lease liability - short term	570	567
Warrants	11,287	10,131
Total current liabilities	13,825	13,203

Long-term liabilities:
Deferred revenue - long term	28	39
Operating lease liability - long term	1,552	1,629
Total long-term liabilities	1,580	1,668
Total liabilities	$15,405	$14,871

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; 0 shares issued and outstanding at March 31, 2025, and December 31, 2024, respectively	$-	$-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 50,494,701 and 47,101,631 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	5	5
Convertible Preferred Stock - 10,000 authorized, par value $0.0001 per share; 8,207 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	-
Additional paid-in capital	107,698	105,326
Accumulated deficit	(105,136)	(105,081)
Total stockholders’ equity	2,567	250
Total liabilities and stockholders’ equity	$17,972	$15,121

See accompanying notes to unaudited condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months ended March 31,
	2025	2024
Revenues:
Product sales	$353	1,327
Managed services	234	-
Other revenue	178	149
Total revenues	765	1,476
Cost of revenues	170	640
Gross profit	595	836

Operating expenses:
Selling, general and administrative	4,139	4,220
Research and development	378	755
Total operating expenses	4,517	4,975
Loss from operations	(3,922)	(4,139)

Other income (expense):
Interest income	2	78
Change in fair value of warranty liabilities	4,029	4,179
Other	-	(1)
Total other income (expense), net	4,031	4,256
Net income	$109	$117

Less: Convertible preferred stock dividends	(164)	(189)
Net loss attributable to common stockholders	$(55)	$(72)

Net loss per basic and diluted common share	$-	$-
Weighted average common shares used to compute net loss per basic and diluted common share	48,396,271	44,155,391

Comprehensive loss:
Net loss	$(55)	$(72)
Comprehensive loss	$(55)	$(72)

See accompanying notes to unaudited condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

Three Months Ended March 31, 2025

	Common Stock		Convertible Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2025	47,101,631	$5	8,207	$-	$105,326	$(105,081)	$250

Share-based compensation expense	-	-	-	-	1,665	-	1,665
Dividends on convertible preferred stock	113,205	-	-	-	164	(164)	-
Common Stock issued upon vesting of restricted stock units	63,199	-	-	-	-	-	-
Common Stock issued with Private Placement	3,216,666	-	-	-	543	-	543
Net income for the period	-	-	-	-	-	109	109
Balance at March 31, 2025	50,494,701	$5	8,207	$-	$107,698	$(105,136)	$2,567

Balance at January 1, 2024	43,855,503	$4	9,898	$-	$101,147	$(97,988)	$3,163
Common Stock issued upon exercise of stock options	232,081	-	-	-	588	-	588
Share-based compensation expense		-	-	-	675	-	675
Dividends on convertible preferred stock	128,233	-	-	-	129	(189)	(60)
Common Stock issued upon convertible preferred stock exercising conversion rights	74,484	-	(100)	-	-	-	-
Common Stock issued upon vesting of restricted stock units	82,806	-	-	-	-	-	-
Net income for the period		-	-	-	-	117	117
Balance at March 31, 2024	44,373,107	$4	9,798	$-	$102,539	$(98,060)	$4,483

See accompanying notes to unaudited condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net income	$109	$117
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	155	223
Share-based compensation	1,665	675
Warranty provision	2	21
Change in fair value of warrant liabilities	(4,029)	(4,179)
Non-cash lease expense	74	71
Provision for doubtful accounts	37	-
Inventory obsolescence reserve	18	12
Changes in assets and liabilities:
Accounts receivable	(184)	683
Inventories	71	(584)
Prepaid expenses and other current assets	(404)	129
Accounts payable	(115)	(19)
Operating lease liability	(74)	39
Customer deposits	-	(982)
Accrued liabilities and other	(272)	164
Warranty settlement	(7)	(42)
Deferred Revenue	(155)	(52)
Changes in other non-current assets	40	-
Net cash used in operating activities	(3,069)	(3,724)

Cash Flows From Investing Activities:
Proceeds from maturities of short-term investments	-	2,500
Capital expenditures for property and equipment	(2)	(14)
Investment in patents and trademarks	(44)	(66)
Net cash paid for acquisition of W1, LLC	(54)	-
Net cash (used in) provided by investing activities	(100)	2,420

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	-	588
Proceeds from issuance of warrants and common stock, net of offering costs	5,729	-
Dividends settled in Cash	-	(60)
Net cash provided by financing activities	5,729	528

Net increase (decrease) in cash and cash equivalents	2,560	(776)
Cash and cash equivalents, beginning of period	3,610	3,955
Cash and cash equivalents, end of period	$6,170	$3,179

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Dividends on convertible preferred stock	(164)	(189)
Dividends settled with common stock	164	129

See accompanying notes to unaudited condensed consolidated interim financial statements.

Wrap Technologies, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(in thousands, except per share and share amounts)

(unaudited)

1. ORGANIZATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS

Organization and Business Description

Wrap Technologies, Inc., a Delaware corporation (the “Company”, “we”, “us”, and “our”), is a publicly traded company with its common stock, par value $0.0001 per share (“Common Stock”), listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “WRAP.” The Company is a developer and supplier of public safety products and training services for law enforcement and security personnel. The Company’s primary product is the BolaWrap® remote restraint device. The principal markets for the Company’s proprietary products and services are in North and South America, Europe, Middle East and Asia.

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), as filed with the SEC on March 31, 2025 and as amended on April 25, 2025. The accompanying condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated balance sheet as of December 31, 2024, contained in the Annual Report. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

Definite-lived Intangible Assets

Definite-lived intangible assets represent certain trade names, patents, licenses, software, acquired technology and customer relationships. Definite-lived intangible assets are recorded at cost less any accumulated amortization and accumulated impairment losses, if any. Definite-lived intangible assets acquired through the business combination are measured at fair value at the acquisition date. The Company amortizes these acquired definite-lived intangibles assets with a finite life on a straight-line basis, over 6 years for technology; between 3 and 7 years for customer relationships; and 8 years for trademarks and trade names.

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

The Company issued the Series A Warrants (as defined herein), which are classified as liabilities and measured at fair value on a recurring basis, and the Series A Convertible Preferred Stock (the “Series A Preferred Stock”) in one transaction. The issuance proceeds were allocated by using the with-and-without method. Under this method, the Company first allocated the issuance proceeds to the Series A Warrants based on their initial fair value measurement, and then allocated the remaining proceeds to the Series A Preferred Stock.

Revenue Recognition

The Company recognizes revenue under ASC Topic 606 - Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized when control of the promised goods or performance obligations for services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services.

The Company enters into contracts that include various combinations of products, accessories, software and services, each of which are generally distinct and are accounted for as separate performance obligations. Product sales include BolaWrap products and accessories. Managed services revenue represents the consulting services provided to customers as a result of the Company’s acquisition of W1, LLC (“W1”) in February 2025. Other revenue includes VR revenues, service, training and shipping revenues.

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

In computing diluted EPS, we adjust the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the Series A Preferred Stock. Such add-back would also include any adjustments to equity in the period to accrete the Series A Preferred Stock to its redemption price, or recorded upon a redemption or induced conversion, if any. We adjust the denominator used in the basic EPS computation, subject to anti-dilution requirements, to include the dilution from potential shares resulting from the issuance of the Series A Preferred Stock, restricted stock units, and stock options. Stock options and restricted stock units exercisable or issuable for a total of 7,595,515 shares and 5,476,219 shares of Common Stock were outstanding as of March 31, 2025 and 2024, respectively. These securities are not included in the computation of diluted net loss per common share for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Balance Sheet and Consolidated Statements of Cash Flows for the quarterly period ending March 31, 2024 and the fiscal year ended December 31, 2024, to reclassify the Series A Preferred Stock at par value.

Recently Issued Accounting Guidance Not Yet Effective

On November 4, 2024, the FASB issued ASU 2024-03,2 (“ASU 2024-03”) which requires disaggregated disclosure of income statement expenses for public business entities (“PBEs”). ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 adds ASC 220-40 to require a footnote disclosure about specific expenses by requiring PBEs to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization (DD&A) recognized as part of oil- and gas-producing activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. ASU 2024-03 does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company has not yet adopted this ASU during the year ended December 31, 2024. The Company is currently evaluating the impacts of ASU 2024-03 on its financial statements.

2. REVENUE AND PRODUCT COSTS

Revenue consists of product revenue and other revenue. Product sales include BolaWrap products and accessories. Other revenue includes VR revenue, service, training and shipping revenue.

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced, and a receivable is recorded. A contract asset is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract. The Company may receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been performed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. The table below details the activity in our contract liabilities during the three months ended March 31, 2025.

	Customer	Deferred
	Deposits	Revenue
Balance at January 1, 2025	$27	$505
Additions, net	-	72
Transfer to revenue	-	(227)
Balance at March 31, 2025	$27	$350
Current portion	$27	$322
Long-term portion	$-	$28

As of March 31, 2025, the Company’s deferred revenue of $350 consisted of $57 related to VR, $234 related to Intrensic, $54 related to BolaWrap extended warranties and services and $5 related to training.

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

The following table shows the Company’s short-term investments by significant investment category as of March 31, 2025, and December 31, 2024.

	As of March 31, 2025
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$5,435	$-	$-	$5,435
Total Financial Assets	$5,435	$-	$-	$5,435

	As of December 31, 2024
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$2,945	-	-	$2,945
Total Financial Assets	$2,945	$-	$-	$2,945

Unrealized gains or losses resulting from our short-term investments are recorded in accumulated other comprehensive gain or loss as they are classified as available for sale. During the three months ended March 31, 2025, as well as the three months ended March 31, 2024, no gain (loss) was recorded to comprehensive loss.

The warrant liabilities are measured at fair value on a recurring basis. The subsequent measurement of the warrant liabilities as of March 31, 2025, is classified as Level 3 due to the use of an observable market quote in a non-active market and the management’s assumption of the expected stock price volatility.

The following table presents the fair value in the beginning of the period, the changes in the fair value, and the fair value at the end of the period of warrant liabilities:

Level 3:	March 31, 2025	December 31, 2024
Fair value at inception for December 31, 2024 or the beginning of the period for March 31, 2025	$(10,131)	$(19,703)
Warrants issued with Private Placement	(5,185)	-
Change in fair value of warrant liabilities	4,029	9,572
Fair value as of period end	$(11,287)	$(10,131)

The Company uses the modified Black-Scholes option pricing model to determine the fair value of warrant liabilities. The following table summarizes the assumptions used to compute the fair value of the Company’s warrants:

	As of March 31, 2025	As of December 31, 2024
Expected stock price volatility	88%	88%
Risk-free interest rate	3.97%	4.25%
Dividends yield	0%	0%
Weighted average expected life of warrants (years)	3.78	3.50
Weighted average exercise price	$1.56	$1.45

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

4. INVENTORIES

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. Inventories consisted of the following:

	March 31, 2025	December 31, 2024
Finished goods	$4,350	$4,387
Raw materials	2,229	2,263
Reserve for Obsolescence	(498)	(480)
Inventories - net	$6,081	$6,170

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31, 2025	December 31, 2024
Production and lab equipment	$432	$432
Tooling	570	570
Computer equipment	231	229
Furniture, fixtures and improvements	120	120
	$1,353	$1,351
Accumulated depreciation	(1,245)	(1,205)
Property and equipment, net	$108	$146

Depreciation expense was $40 and $116 for the three months ended March 31, 2025 and 2024, respectively.

6. INTANGIBLE ASSETS

Intangible Assets, net

Intangible assets, net consisted of the following:

	March 31, 2025	December 31, 2024
Amortizable intangible assets:
Patents	$1,052	$1,013
Trademarks	269	264
Purchased software and technology	1,752	1,752
Customer Relationships	215	160
	$3,287	$3,189
Accumulated amortization	(1,370)	(1,256)
Total amortizable	$1,917	$1,933
Indefinite life assets (non-amortizable)	421	421
Total intangible assets, net	$2,338	$2,354

Amortization expense was $115 and $107 for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, future amortization expense is as follows:

2025 (9 months)	$355
2026	386
2027	236
2028	221
2029	186
Thereafter	533
Total estimated amortization expense	$1,917

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

We are obligated to pay royalties pursuant to an exclusive Amended and Restated Intellectual Property License Agreement (the “License Agreement”), dated as of September 30, 2016, with Syzygy Licensing, LLC (“Syzygy”), a private technology invention, consulting and licensing company owned and controlled by Elwood G. Norris, a founder and former officer and current 5% or greater stockholder of the Company, and James A. Barnes, a former officer and stockholder of the Company (see Note 13). Accounts payable includes $81 due to Syzygy as of March 31, 2025, and December 31, 2024.

Accrued liabilities consist of the following:

	March 31, 2025	December 31, 2024
Patent and legal costs	$60	$60
Accrued compensation	212	121
Warranty costs	78	83
Royalty	81	81
Contract settlement	-	300
Accrued purchases	279	584
Taxes and other	415	174
Total	$1,125	$1,403

Changes in our estimated product warranty costs were as follows:

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$83	$72
Warranty settlements	(7)	(42)
Warranty provision	2	21
Balance, end of period	$78	$51

8. WARRANTS

On June 29, 2023, the Company entered into a Securities Purchase Agreement (the “Series A Purchase Agreement”) with certain directors of the Company and certain accredited and institutional investors (collectively, the “Series A Investors”), pursuant to which it agreed to sell to the Series A Investors in a registered direct offering (the “Series A Offering”): (i) an aggregate of 10,000 shares of the Company’s newly-designated Series A Convertible Preferred Stock, with par value $0.0001 per share and a stated value of $1,000 per share (the “Series A Preferred Stock”), initially convertible into up to 6,896,553 shares of Common Stock, at an initial conversion price of $1.45 per share (the “Conversion Price”), and (ii) warrants to acquire up to an aggregate of 6,896,553 shares of Common Stock (the “Series A Warrants”).

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

On February 24, 2025, the Company entered into a securities purchase agreement (the “PIPE Purchase Agreement”) with certain accredited investors (collectively, the “PIPE Purchasers”) for the issuance and sale in a private placement (the “Private Placement”) of an aggregate of 3,216,666 shares (the “Common Shares”) of Common Stock and accompanying warrants (“PIPE Warrants”) to purchase up to 3,216,666 shares of Common Stock, with an exercise price of $1.80 per share. The purchase price for one Common Share and accompanying PIPE Warrant was $1.80. The gross proceeds to the Company were $5,790 before estimated offering expenses payable by the Company, of which $5,185 was allocated to the PIPE Warrants.

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

Amortization expense was $74 and $71 for the three months ended March 31, 2025, and 2024, respectively.

Operating lease expense for capitalized operating leases included in operating activities was $156 and $249 for the three months ended March 31, 2025, and 2024, respectively.

Operating lease obligations recorded on the balance sheet at March 31, 2025 are:

Operating lease liability- short term	$570
Operating lease liability - long term	$1,552
Total Operating Lease Liability	$2,122

Future lease payments included in the measurement of lease liabilities on the balance sheet at March 31, 2025 for future periods are as follows:

2025 (9 months)	$413
2026	507
2027	522
2028	538
2029	554
Thereafter	717
Total future minimum lease payments	$3,251
Less imputed interest	(1,129)
Total	$2,122

The weighted average remaining lease term is 5.89 years, and the weighted average discount rate is 14.80%.

Certain leases contain provisions for payment of real estate taxes, insurance and maintenance costs by the Company. These expenses are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. The Company had $23 and $9 variable lease expenses for the three months ended March 31, 2025 and 2024, respectively.

The Company had $0 and $11 short-term lease expense for the three months ended March 31, 2025 and 2024, respectively. The Company does not have any finance leases.

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

At the time of issuance, $2,036 of the net proceeds less transaction cost of the Series A Purchase Agreement was allocated to the 10,000 shares of Series A Preferred Stock initially issued. As of December 31, 2024, a total of 1,793 shares of Series A Preferred Stock were converted into approximately 1,468,000 shares of Common Stock. There were no additional conversions in the three months end March 31, 2025. As of March 31, 2025, the Company has authorized, declared and paid $164 in dividends in the form of shares of the Company’s Common Stock during the three months ended March 31, 2025. For the three months ended March 31, 2024, authorized and declared dividends totaling $189, of which $60 was paid in cash, $129 was paid in shares of the Company’s Common Stock.

11. SHARE-BASED COMPENSATION

On March 28, 2017, the Company adopted, and the Company’s stockholders approved, the Wrap Technologies, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), which was adopted by the Board on November 12, 2024, subject to stockholder approval. Under the 2017 Plan as originally adopted, the Company initially reserved 2,000,000 shares of Common Stock for issuance as awards under the 2017 Plan. The 2017 Plan was amended by the First Amendment to the 2017 Plan to increase the total number of shares of Common Stock for issuance under the 2017 Plan to 4,100,000 shares, which was adopted by the Board on March 16, 2019, and by stockholders on May 23, 2019. The 2017 Plan was also amended by the Second Amendment to the 2017 Plan to increase the total number of shares of Common Stock for issuance under the 2017 Plan to 6,000,000 shares which was adopted by the Board on April 8, 2020, and by stockholders on June 5, 2020. The 2017 Plan was also amended by the Third Amendment to the 2017 Plan to increase the total number of shares of Common Stock for issuance under the 2017 Plan to 7,500,000 shares which was adopted by the Board on April 23, 2021, and by stockholders on June 22, 2021. The 2017 Plan was also amended by the Fourth Amendment to the 2017 Plan to increase the total number of shares of Common Stock for issuance under the 2017 Plan to 9,000,000 shares which was adopted by the Board on April 22, 2022, and by our stockholders on June 23, 2022.The 2017 Plan was amended by the Fifth Amendment to the 2017 Plan to increase the total number of shares of Common Stock for issuance under the 2017 Plan to 16,500,000 shares which was adopted by the Board on November 12, 2024, and by our stockholders on December 23, 2024.

As of March 31, 2025, there were 4,848,259 shares of Common Stock remaining available for grant under the 2017 Plan.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2025:

		Weighted Average
	Options on Common Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding January 1, 2025	3,944,284	$2.12	8.30	$1,486
Granted	2,299,427	$2.06	-	-
Exercised	-	$-	-	-
Forfeited, cancelled, expired	(147,500)	$5.43	-	-
Outstanding March 31, 2025	6,096,211	$2.02	8.98	$1,343
Exercisable March 31, 2025	1,385,081	$2.64	7.62	$370

As of March 31, 2025, there were 4,806,045 service-based stock options outstanding, and 1,290,166 performance-based stock options outstanding which were granted in October 2023 to the Company’s current Chief Executive Officer, subject to vesting based on future market capitalization targets.

The Company uses the Black-Scholes option pricing model to determine the fair value of the service-based options that have been granted. The following table summarizes the assumptions used to compute the fair value of options granted to employees and non-employees:

	For the Three Months
	Ended March 31,
	2025	2024
Expected stock price volatility	76%	76%
Risk-free interest rate	4.28%	3.89%
Expected dividend yield	0%	0%
Expected life of options	6.00	6.00
Weighted-average fair value of options granted	$1.47	$2.29

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

Stock option expense was $387 and $484 for the three months ended March 31, 2025 and 2024, respectively.

Restricted Stock Units

The Plan provides for the grant of restricted stock units (“RSUs”). RSUs are settled in shares of the Company’s Common Stock as the RSUs vest. The following table summarizes RSU activity for the three months ended March 31, 2025:

	Service-Based RSU’s	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period (Years)
Unvested at January 1, 2025	988,102	$2.25	3.67
Granted - service based	585,359	2.03	-
Vested	(74,157)	1.99	-
Forfeited and cancelled	-	-	-
Unvested at March 31, 2025	1,499,304	2.18	2.47

The Company used the Monte Carlo Simulation Model to value at the grant date the aggregate of 632,911 market condition performance RSUs granted in January 2024 to the Company’s Chief Executive Officer. The assumptions used in the Monte Carlo Simulation were stock price on the date of grant equal to $3.40, a contract term of 10 years, expected volatility of 78% and risk-free interest rate of 4.10%. Vesting is based on sustained market capitalization of $1 billion, and the derived service period is 4.3 years.

RSU expense was $1,278 and $191 for the three months ended March 31, 2025 and 2024, respectively.

Share-Based Compensation Expense

The Company recorded share-based compensation for options and RSUs in its statements of operations for the relevant periods as follows:

	Three Months Ended March 31,
	2025	2024
Selling, general and administrative	$1,603	$647
Research and development	62	28
Total share-based expense	$1,665	$675

As of March 31, 2025, total estimated compensation cost of stock options granted and outstanding but not yet vested was $5,304 which is expected to be recognized over the weighted average period of 3.03 years.

As of March 31, 2025, total estimated compensation cost of RSUs granted and outstanding but not yet vested was $1,540, which is expected to be recognized over the weighted average period of 2.73 years.

12. DEFINED CONTRIBUTION PLAN

The Company has a defined contribution savings plan for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. This plan was formed on January 1, 2022. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company’s contributions for each of the three months ended March 31, 2025 and 2024 was $0.

13. COMMITMENTS AND CONTINGENCIES

Related Party Technology License Agreement

The Company is obligated to pay royalties and development and patent costs pursuant to the License Agreement dated as of September 30, 2016, with Syzygy, a company owned and controlled by stockholder and consultant to the Company, Mr. Elwood Norris, and Mr. James Barnes, a stockholder of the Company and consultant to the Company. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000 in royalties or until September 30, 2026, whichever occurs earlier. The Company recorded $0 and $46 for the three months ended March 31, 2025 and 2024, respectively, related to such royalties. The maximum payout was satisfied as of June 30, 2024.

Purchase Commitments

As of March 31, 2025, the Company was committed for approximately $509 for future component deliveries that are generally subject to modification or rescheduling in the normal course of business.

Indemnifications and Guarantees

Our officers and directors are indemnified as to personal liability as provided by Delaware law and the Company’s articles of incorporation and bylaws. The Company may also undertake indemnification obligations in the ordinary course of business related to its operations. The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to any such indemnification obligations now or in the future. Because of the uncertainty surrounding these circumstances, the Company’s current or future indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue in the ordinary course of business. The Company has no liabilities recorded for such indemnities.

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding firearms that arise in the ordinary course of its business.

Litigation

The Company is subject to litigation and other claims in the ordinary course of business. The Company records a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. As of March 31, 2025, the Company had no provision for liability under existing litigation.

14. RELATED PARTY TRANSACTIONS

Series A Preferred Stock

On June 29, 2023, the Company entered into the Series A Purchase Agreement with certain investors, including Scot Cohen, the Company’s Chief Executive Officer, and V4 Global LLC (“V4”). Mr. Cohen has voting and dispositive control with respect to the securities and is deemed to be the beneficial owner of the securities held by V4. Pursuant to the Series A Purchase Agreement, the Company issued Mr. Cohen and V4 an aggregate of 3,000 shares of Series A Preferred Stock and Series A Warrants to purchase up to an aggregate of 2,068,966 shares of Common Stock for aggregate gross proceeds of $3,000. For the three months ended March 31, 2025, Mr. Cohen earned dividends totaling $60 on his Series A Preferred Stock.

Consulting Services

Commencing in October 2017, the Company began reimbursing Mr. Elwood Norris, a former officer, current 5% or more stockholder and consultant of the Company, $1.5 per month on a month-to-month basis for laboratory facility costs, which was terminated in January 2024 and $7.5 per month on a month-to month basis for invention consulting services, which was terminated in February 2024 for an aggregate of $0 and $15 during each of the three months ended March 31, 2025 and 2024, respectively.

The Company is obligated to pay royalties and development and patent costs pursuant to the License Agreement dated September 30, 2016, with Syzygy, a company owned and controlled by a 5% stockholder of the Company, Mr. Elwood Norris, and a former officer of the Company, Mr. James Barnes. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000 in royalties or until September 30, 2026, whichever occurs earlier. During the three months ended March 31, 2025 and 2024, the Company incurred royalties to Syzygy of $0 and $46 respectively.

On February 24, 2025, the Company entered into the PIPE Purchase Agreement with certain accredited including: V4 Global, LLC (“V4”), an entity controlled by Mr. Cohen, the Company’s Chief Executive Officer; Continuum Ventures, LLC (“Continuum”), an entity controlled by Jared Novick, the Company’s President and Chief Operating Officer; and Savbo Investments LLC (“Savbo”), an entity controlled by Marc Savas, a member of the Company’s Board, pursuant to which, the Company issued and sold in a private placement an aggregate of 3,216,666 shares of common stock and PIPE Warrants with an exercise price of $1.80 per share, to purchase up to 3,216,666 shares of Common Stock (the “Private Placement”). Pursuant to the Private Placement, the Company sold to (i) V4 1,100,000 shares of Common Stock and PIPE Warrants to purchase up to an aggregate of 1,100,000 shares of Common Stock, for aggregate gross proceeds of $1,980, (ii) Continuum an aggregate of 275,000 shares of Common stock and PIPE Warrants to purchase up to an aggregate of 275,000 shares of Common Stock for aggregate gross proceeds of $495 and (iii) Savbo an aggregate of 50,000 shares of Common stock and PIPE Warrants to purchase up to an aggregate of 50,000 shares of Common Stock for aggregate gross proceeds of $90.

See Notes 1, 7 and 13 for additional information on related party transactions and obligations.

15. MAJOR CUSTOMERS AND RELATED INFORMATION

For the three months ended March 31, 2025, revenue from three customers accounted for approximately 13%, 13% and 11% of revenue, respectively, with no other single customer accounting for more than 10% of total revenue. For the three months ended March 31, 2024, revenue from one distributor accounted for approximately 68% of revenues, with no other single customer accounting for more than 10% of total revenue.

At March 31, 2025, accounts receivable from two customers accounted for 15% and 15% of net accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2024, accounts receivable from one distributor accounted for 68% of net accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

The following table summarizes revenue by geographic region. Revenue is attributed to countries based on customer’s delivery location:

	For the Three Months
	Ended March 31,
	2025	2024
Americas	$651	$1,463
Europe, Middle East and Africa	114	6
Asia Pacific	-	7
Total revenues	$765	$1,476

16. W1 ACQUISITION

On February 18, 2025, the Company and W1, entered into an Asset Purchase Agreement, dated as of February 18, 2025 (the “W1 Purchase Agreement”), pursuant which, subject to the terms and conditions set forth therein, the Company agreed to acquire substantially all the assets of W1 used in, held for use in or relating to the business of advisory and investigative professional services which were specific identified customer contracts. The Company recorded the transaction as an Asset Acquisition in accordance with ASC 805 and recorded $54 as intangible assets included in Customer Relationships (See Note 6 “Intangible Assets” above). The Company has preliminarily assigned a three-year life to such Customer Relationships included as part of the W1 asset acquisition.

17. SUBSEQUENT EVENTS

The Company has reviewed activities through May 15, 2025, and determined that there are no subsequent events that require disclosure in accordance with ASC 855-10-25-1.

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

Acquisition of W1

On February 18, 2025, we entered into an Asset Purchase Agreement, dated as of February 18, 2025 (the “W1 Purchase Agreement”), pursuant which, subject to the terms and conditions set forth therein, we acquired substantially all the assets of W1 used in, held for use in or relating to the business of advisory and investigative professional services, which were primarily the customer contracts assigned at the closing, for a nominal purchase price.

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

As part of our efforts to expand our sales and distribution operations, we provide a comprehensive training program for law enforcement officers and trainers in using the BolaWrap. This training equips them with knowledge about the appropriate use and limitations of BolaWrap in tandem with modern policing techniques for de-escalation of encounters. We now focus on also teaching when and why BolaWrap should be used, including the specific area of success, such as after verbal commands break down and before the law enforcement officer is ready to escalate to less lethal pain compliance tools. We believe that law enforcement trainers and officers who have been trained to use our products, or have witnessed demonstrations, are more inclined to support the acquisition and deployment of our products by their respective departments to drive successful outcomes. As of March 31, 2024, over 1,530 agencies have received BolaWrap training with over 5,400 training officers at those agencies certified as BolaWrap instructors and qualified to train the rest of their departments, representing an 10% increase in agencies and a 10% increase in trained officers as compared to March 31, 2024.

Operating expense of $4.5 million for the three months ended March 31, 2025 decreased by $458 thousand, when compared to $5.0 million for the three months ended March 31, 2024, as a result of the Company’s cost containment initiatives enacted beginning during the first half of 2024.

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

As of March 31, 2025, we had backlog of approximately $64 thousand which was expected to be delivered in the second quarter of 2025. Additionally, as of March 31, 2025, we had deferred revenue of $350 thousand consisting of $57 thousand related to VR, $234 thousand related to Intrensic, $54 thousand related to BolaWrap extended warranties and services and $5 thousand related to training. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation, in the normal course of business.

Since inception, we have generated significant losses from operations and anticipate that we will continue to generate significant losses from operations for the foreseeable future. We believe that we have adequate financial resources to sustain our operations for the twelve months. We recorded net income of $109 thousand during the three months ended March 31, 2025, which was in-line with the net income of $117 thousand for the three months ended March 31, 2024. Net cash used in operations during the three months ended March 31, 2025, was $0.7 million less than net cash used in operations during the three months ended March 31, 2024. This decrease in net cash used in operations during the three months ended March 31, 2024, was primarily driven by the Company’s continued cost containment efforts.

We expect that we will continue to innovate new applications for our public safety technology, open new geographies, develop new products and technologies to meet diverse customer requirements and identify and develop new markets for our products.

Supply chain disruptions also affected our operations and could negatively impact our ability to source materials, manufacture and distribute products in the future. Moreover, financial markets continue to experience significant volatility, which could potentially affect our ability to enter into or modify favorable terms and conditions regarding equity and debt financing activities. Nevertheless, we had $6.2 million in cash and cash equivalents as of March 31, 2025. We therefore believe we have sufficient capital to fund our operations for the next twelve months following this Report on Form 10-Q. However, we may require additional working capital and liquidity constraints and access to capital markets could still negatively affect our liquidity and may require changes to our plan of operations.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Other than the warrants and business combination described above, there were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the period ended March 31, 2025. Our accounting policies are more fully described in Note 1. Organization and Summary of Significant Accounting Policies in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025.

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

We expect our operating costs will continue to stabilize or decline slightly from the first quarter of 2025 as a result of the changes from ongoing cost containment efforts.  We may incur additional non-cash share-based compensation costs depending on future options and restricted stock unit grants that are impacted by stock prices and other valuation factors. Historical expenditures are not indicative of future expenditures.

Results of Operations

Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024 (Unaudited)

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentage change)
Revenues:
Product sales	$353	$1,327	$(974)	(73)%
Managed services	234	-	234	-%
Other revenue	178	149	29	19%
Total revenues	765	1,476	(711)	(48)%
Cost of revenue	170	640	(470)	(73)%
Gross profit	595	836	(241)	(29)%

Operating expenses:
Selling, general and administrative	4,139	4,220	(81)	(2)%
Research and development	378	755	(377)	(50)%
Total operating expenses	4,517	4,975	(458)	(9)%
Loss from operations	$(3,922)	$(4,139)	$217	5%

Revenue

We reported net revenue of $765 thousand for the three months ended March 31, 2025, as compared to $1.5 million for the three months ended March 31, 2024, or a 48% decrease. The decrease for the three months ended March 31, 2025, as compared to March 31, 2024, is primarily a result of lower product orders offset by the added managed services revenue from the acquisition of the W1 business.

Gross Profit

Our gross profit for the three months ended March 31, 2025, was $595 thousand, or a gross margin of 78%. Our gross profit for the three months ended March 31, 2024, was $836 thousand, or a gross margin of 57%. The decrease in gross profit represented a 29% decrease compared to the three months ended March 31, 2024, as a result of lower volume of the Bola Wrap 150 product sales offset by the added high-margin revenue from the Company’s Intrensic acquisition in August 2023 and acquisition ofW1 in February 2025.

As our revenue history is limited, historical margins may not accurately reflect future margins. However, we expect higher margins with the production of the BolaWrap 150 compared to previous production due to design changes and improved pricing as well as our higher margin revenue from the Intrensic product offerings. Our margins are also subject to variations based on the sales channels and product mix through which our products are sold. At present, our cassettes have lower margins than BolaWrap devices. As we scale cassette production, we will look to reduce our costs and drive higher cassette margins. Cassettes were a total of 10% of our overall revenue in the three months ended March 31, 2025, and is expected to continue to grow as a recurring revenue base as more BolaWrap devices are in the field and the usage of BolaWrap increases due to the need of officers to de-escalate earlier to prevent injuries and use of higher levels of force. Additionally, we expect that gross margins will be impacted by the added managed services and software revenue contributions in the second half of 2025.

We regularly introduce updates and revisions to our products, which may include changes to raw materials and components, and can impact our product costs. Given our limited experience with warranty costs, our estimated future warranty expense may affect our gross margins.

Our global supply chain has experienced notable component shortages, extended lead times, cost fluctuations, and logistical constraints, all of which have affected our product costs. Although we have seen these supply chain obstacles ease in 2025, we acknowledge that future supplier shortages, quality problems, and logistics delays could impact our production schedules and have a material negative impact on our financial condition, results of operation, and cash flows.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense of $4.1 million for the three months ended March 31, 2025, was reduced by $0.1 million when compared to $4.2 million for the three months ended March 31, 2024. The decrease in SG&A expense was primarily the result of the Company’s cost containment initiatives enacted beginning during the first half of 2024 which were offset by an increase of $1.0 million in share-based compensation as well as by increased occupancy expenses related to the new the office space in Florida.

Share-based compensation costs allocated to SG&A totaled $1.6 million thousand for the three months ended March 31, 2025, compared to $675 thousand for the three months ended March 31, 2024, primarily due to options and grants issued to new employees as a result of the acquisition of W1 in February 2025, as well as incentives provided to certain key senior level management in 2025.

Salaries and burden costs of $799 thousand for the three months ended March 31, 2025, were approximately $0.6 million lower than the three months ended March 31, 2024. This reduction reflects the reduction in the Company’s workforce including a reduction of certain C-Level positions. During the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, we decreased professional and consulting fees by $95 thousand reflecting the Company’s cost containment efforts. We expect expenditures for SG&A expenses in 2025 to increase from the first quarter’s run-rate as a result of the W1 acquisition.

Advertising and promotion costs were $81 thousand for the three months ended March 31, 2025, or a decrease of $182 thousand as compared to $263 thousand during the three months ended March 31, 2024. The changes in advertising costs were primarily related to reduced trade show costs offset by slight increases in digital marketing campaigns.

Research and Development Expense

Research and development expense totaling $378 thousand decreased by $377 thousand for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024. We incurred a $309 thousand period-over-period decrease in compensation expense as well as a $34 thousand period-over-period increase in share-based compensation expense allocated to research and development expense as a result of reduction of personnel. Outside consulting costs decreased by $21 thousand for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024, primarily due to the Company’s move to a more variable cost model.

Operating Loss

Loss from operations of $3.9 million during the three months ended March 31, 2025, was a decrease of $0.2 million compared to loss from operations of $4.1 million during the three months ended March 31, 2024, primarily reflecting the reduced revenues offset by lower operating costs from the Company’s cost containment efforts.

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

We have experienced net losses and negative cash flows from operations since our inception. As of March 31, 2025, we had cash of $6.2 million, negative working capital of $0.3 million including the $11.3 million of the Series A Warrants recorded in connection with the issuance of the Series A Preferred Stock in July 2023 as well as the PIPE Warrants (as defined herein) issued in connection with the Private Placement (as defined herein), and had sustained cumulative losses attributable to stockholders of $105.1 million. Our working capital net of the warrants-short term as of March 31, 2025, was $3.6 million higher compared to December 31, 2024, primarily as a result of the cash received in the Private Placement offset by operating losses of $3.9 million for the three months ended March 31, 2025. We believe we have sufficient capital to fund our operations for the next twelve months from the date of this Quarterly Report on Form 10-Q. However, liquidity constraints and access to capital markets could still negatively affect our liquidity and may require changes to our investment strategy.

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

2025 Offering

On February 24, 2025, the Company entered into a securities purchase agreement (the “PIPE Purchase Agreement”) with certain accredited investors (collectively, the “PIPE Purchasers”) for the issuance and sale in a private placement (the “Private Placement”) of an aggregate of 3,216,666 shares (the “Common Shares”) of Common Stock and accompanying warrants (“PIPE Warrants”) to purchase up to 3,216,666 shares of Common Stock, with an exercise price of $1.80 per share. The purchase price for one Common Share and accompanying PIPE Warrant was $1.80. The gross proceeds to the Company were $5,790 before estimated offering expenses payable by the Company.

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

Cash Flows

Cash Flows from Operating Activities

During the three months ended March 31, 2025, net cash used in operating activities was $3.1 million. The net income of $109 thousand was decreased by non-cash income of $4.0 million related to the change in fair value of warrants and increased by non-cash expense of $1.9 million consisting primarily of share-based compensation expense of $1.7 million and depreciation and amortization of $155 thousand. Other major component changes using operating cash included an increase of $404 thousand in prepaids and a $184 thousand increase in accounts receivable as well as a decrease in both accounts payable of $115 thousand and accrued liabilities of $272 thousand.

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

Cash Flows from Investing Activities

During the three months ended March 31, 2025, we used $54 thousand of cash for the acquisition of W1 and invested $47 thousand in patents.

During the three months ended March 31, 2024, we had proceeds from maturities of short-term investments of $2.5 million. During the three months ended March 31, 2024, we used $14 thousand cash for the purchase of property and equipment and invested $66 thousand in patents and equipment.

Cash Flows from Financing Activities

During the three months ended March 31, 2025, we received $5.7 million in net proceeds from a Private Placement.

During the three months ended March 31, 2024, we received $588 thousand in proceeds from the exercise of previously issued stock options and paid $60 thousand in cash dividends on the Company’s Series A Preferred Stock.

Contractual Obligations and Commitments

Pursuant to that certain exclusive Amended and Restated Intellectual Property License Agreement dated September 30, 2016, by and between the Company and Syzygy Licensing, LLC (“Syzygy”), we are obligated to pay to Syzygy a 4% royalty fee on future product sales up to an aggregate amount of $1.0 million in royalty payments or until September 30, 2026, whichever occurs earlier. We recorded $66 thousand for royalties during the three months ended March 31, 2025. The maximum payout has been reached as of June 30, 2024, and we have included $81 thousand in our accrued liabilities.

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

As of March 31, 2025, we were committed to approximately $509 thousand for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

Effects of Inflation

During the three months ended March 31, 2025, and for the year ended December 31, 2024, we had experienced increased costs in labor and materials due to inflation. We believe throughout 2025 that low unemployment and higher salaries will create higher payroll costs and increased operating expense in the business. We have seen increases in costs from multiple suppliers for materials as well as labor.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of business.

The information set forth in Note 13 Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A. Risk Factors

Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent reports filed pursuant to the Exchange Act which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. The risks described in the Company’s Annual Report on Form 10-K and subsequent reports filed pursuant to the Exchange Act are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2025, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated as of February 18, 2025, by and between Wrap Technologies, Inc. and W1 Global, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2025).
3.1	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2024).
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2025).
10.1+	Securities Purchase Agreement, dated February 24, 2025, by and among the Company and the investors signatory thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2025).
10.2+	Registration Rights Agreement, dated February 24, 2025, by and among the Company and the investors signatory thereto. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2025).
10.3++	Amendment No. 4 to the Wrap Technologies, Inc. 2017 Equity Compensation Plan (incorporated by reference to Exhibit 10.2.4 to the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 25, 2025).
31*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer and Principal Financial Officer.
32**	Section 1350 Certification - Principal Executive Officer and Principal Financial Officer.
Extensible Business Reporting Language (XBRL) Exhibits*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

* Filed concurrently herewith

** Furnished herewith.

+ Certain of the schedules (and similar attachments) to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K under the Securities Act because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

++ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wrap Technologies, Inc.

May 15, 2025	By:	/s/ Scot Cohen
Scot Cohen Chief Executive Officer (Principal Executive Officer and Interim Principal Financial Officer and Principal Accounting Officer)

