Form 10-Q
period 2025-06-30
WRAP TECHNOLOGIES, INC.
filed 2025-08-14
CIK 1702924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, a total of 50,820,698 shares of the Registrant’s common stock, par value $0.0001 per share (“Common Stock”), were issued and outstanding.

WRAP TECHNOLOGIES, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wrap Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$4,177	$3,610
Accounts receivable and contract assets, net	906	513
Inventories, net	5,904	6,170
Prepaid expense and other current assets	334	178
Total current assets	11,321	10,471
Property and equipment, net	87	146
Operating lease right-of-use asset, net	1,814	1,964
Intangible assets, net	2,262	2,354
Other long-term assets	128	186
Total assets	$15,612	$15,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$583	$609
Accrued liabilities	872	1,403
Customer deposits	27	27
Deferred revenue - short term	302	466
Operating lease liability - short term	218	567
Warrants	-	10,131
Total current liabilities	2,002	13,203

Deferred revenue – long-term	23	39
Operating lease liability – long-term	1,826	1,629
Total long-term liabilities	1,849	1,668
Total liabilities	$3,851	$14,871

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; 0 shares issued and outstanding at June 30, 2025, and December 31, 2024	$-	$-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 50,728,535 and 47,101,631 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	5	5
Convertible Preferred Stock - 10,000 authorized, par value $0.0001 per share; 8,207 shares issued and outstanding at June 30, 2025 and December 31, 2024	-	-
Additional paid-in capital	120,783	105,326
Accumulated deficit	(109,027)	(105,081)
Total stockholders’ equity	11,761	250
Total liabilities and stockholders’ equity	$15,612	$15,121

The accompanying notes are an integral part of these financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2025	2024	2025	2024
Revenues:
Product sales	$197	$1,251	$550	2,578
Managed services	764	-	1,000	-
Technology enabled services	51	322	228	471
Total revenues	1,012	1,573	1,778	3,049
Cost of revenues	525	589	695	1,229
Gross profit	487	984	1,083	1,820

Operating expenses:
Selling, general and administrative	3,181	3,475	7,266	7,695
Research and development	162	679	594	1,434
Total operating expenses	3,343	4,154	7,860	9,129
Loss from operations	(2,856)	(3,170)	(6,777)	(7,309)

Other income (expense):
Interest income	2	55	3	133
Change in fair value of warranty liabilities	(871)	2,738	3,158	6,917
Other	(2)	(8)	(2)	(9)
Total other income (expense), net	(871)	2,785	3,159	7,041
Net loss	(3,727)	(385)	$(3,618)	$(268)

Less: Convertible preferred stock dividends	(164)	(511)	(328)	(700)
Net loss attributable to common stockholders	$(3,891)	$(896)	$(3,946)	$(968)

Net loss per basic and diluted common share	$(0.07)	$(0.02)	$(0.07)	$(0.02)
Weighted average common shares used to compute net loss per basic and diluted common share	50,609,509	45,324,917	49,439,838	44,470,183

Comprehensive loss:
Net loss	$(3,727)	$(385)	$(3,618)	$(268)
Comprehensive loss	$(3,727)	$(385)	$(3,618)	$(268)

The accompanying notes are an integral part of these financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

Three Months Ended June 30, 2025

	Common Stock		Convertible Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2025	50,494,701	$5	8,207	$-	$107,698	$(105,136)	$2,567

Share-based compensation expense	-	-	-	-	770	-	770
Dividends on convertible preferred stock	139,431	-	-	-	164	(164)	-
Common Stock issued upon vesting of restricted stock units	94,403	-	-	-	-	-	-
Common Stock issued with Private Placement	-	-	-	-	-	-	-
Reclassification of warrant liability due to warrant amendment	-	-	-	-	12,151	-	12,151
Net loss for the period	-	-	-	-	-	(3,727)	(3,727)
Balance at June 30, 2025	50,728,535	$5	8,207	$-	$120,783	$(109,027)	$11,761

Six months Ended June 30, 2025

Balance at January 1, 2025	47,101,631	$5	8,207	$-	$105,326	$(105,081)	$250
Share-based compensation expense	-	-	-	-	2,435	-	2,435
Dividends on convertible preferred stock	252,636	-	-	-	328	(328)	-
Common Stock issued upon vesting of restricted stock units	157,602	-	-	-	-	-	-
Common Stock issued with Private Placement	3,216,666	-	-	-	543	-	543
Reclassification of warrant liability due to warrant amendment	-	-	-	-	12,151	-	12,151
Net loss for the period	-	-	-	-	-	(3,618)	(3,618)
Balance at June 30, 2025	50,728,535	$5	8,207	$-	$120,783	$(109,027)	$11,761

Three months Ended June 30, 2024

	Common Stock		Convertible Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2024	44,373,107	$4	9,798	$-	$102,539	$(98,060)	$4,483

Share-based compensation expense	-	-	-	-	243	-	243
Dividends on convertible preferred stock	-	-	-	-	11	(511)	(500)
Common Stock issued upon convertible preferred stock exercising conversion rights	1,316,699	-	(1,591)	-	-	-	-
Common Stock issued upon vesting of restricted stock units	103,306	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	(385)	(385)
Balance at June 30, 2024	45,793,112	$4	8,207	$-	$102,793	$(98,956)	$3,841

Six months Ended June 30, 2024

Balance at January 1, 2024	43,855,503	$4	9,898	$-	$101,147	$(97,988)	$3,163
Common Stock issued upon exercise of stock options	232,081	-	-	-	588	-	588
Share-based compensation expense	-	-	-	-	918	-	918
Dividends on convertible preferred stock	128,233	-	-	-	140	(700)	(560)
Common Stock issued upon convertible preferred stock exercising conversion rights	1,391,183	-	(1,691)	-	-	-	-
Common Stock issued upon vesting of restricted stock units	186,112	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	(268)	(268)
Balance at June 30, 2024	45,793,112	$4	8,207	$-	$102,793	$(98,956)	$3,841

The accompanying notes are an integral part of these financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(3,618)	$(268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	304	451
Share-based compensation	2,435	918
Warranty provision	2	17
Change in fair value of warrant liabilities	(3,158)	(6,917)
Non-cash lease expense	(199)	143
Provision for doubtful accounts	34	-
Write-off accounts receivables	26	-
Inventory obsolescence reserve	187	12

Changes in assets and liabilities:
Accounts receivable	(453)	(236)
Inventories	79	(707)
Prepaid expenses and other current assets	(156)	261
Accounts payable	(34)	25
Operating lease liability	197	(29)
Customer deposits	-	(1,002)
Accrued liabilities and other	(523)	39
Warranty settlement	(10)	(34)
Deferred revenue	(180)	41
Changes in other non-current assets	58	37
Net cash used in operating activities	(5,009)	(7,249)

Cash Flows From Investing Activities:
Proceeds from maturities of short-term investments	-	5,000
Capital expenditures for property and equipment	(8)	(13)
Investment in patents and trademarks	(145)	(97)
Net cash (used in) provided by investing activities	(153)	4,890

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	-	588
Proceeds from issuance of warrants and common stock, net of offering costs	5,729	-
Dividends settled in Cash	-	(120)
Net cash provided by financing activities	5,729	468

Net increase (decrease) in cash and cash equivalents	567	(1,891)
Cash and cash equivalents, beginning of period	3,610	3,955
Cash and cash equivalents, end of period	$4,177	$2,064

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reclassification of warrant liabilities to additional paid in capital	$12,159	-
Change in unrealized gain on short-term investments	-	$94
Dividends on convertible preferred stock	$(328)	$700
Dividends settled with common stock	$328	$140

The accompanying notes are an integral part of these financial statements.

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

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), as filed with the SEC on March 31, 2025 and as amended on April 25, 2025. The accompanying condensed consolidated balance sheet as of June 30, 2025 has been derived from the audited consolidated balance sheet as of December 31, 2024, contained in the Annual Report. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

Where necessary, the prior year’s information has been reclassified to conform to the current year’s presentation.

Principles of Consolidation

The Company has three wholly owned subsidiaries, Wrap Reality, Inc., that sells a virtual reality (“VR”) training system primarily targeting law enforcement agencies and Intrensic, LLC (“Intrensic”), specializing in Body Worn Camera and Digital Evidence Management solutions. The condensed consolidated financial statements include the accounts of these subsidiaries after elimination of intercompany transactions and accounts.

Segment and Related Information

The Company operates as a single segment. The Company’s chief operating decision maker is Scot Cohen, the Company’s Executive Chairman and Chief Executive Officer, who manages operations for purposes of allocating resources. Refer to Note 15. Major Customers and Related Information for further discussion.

Goodwill

Goodwill represents the difference, if any, between the aggregate consideration paid for an acquisition and the fair values of the underlying net assets and liabilities assumed from an acquired business. Goodwill is not amortized but instead is tested for impairment. The Company tests goodwill for impairment on an annual basis during the fourth quarter, or more frequently if conditions indicate that such impairment could exist. The Company evaluates qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value and whether it is necessary to perform goodwill impairment process.

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

On June 30, 2025, the Company entered into the Series A Warrant Amendment (as defined herein) and the 2025 Warrant Amendment (as defined herein). As a result, the Series A Warrants (as defined here) and the PIPE Warrants (as defined herein), each satisfy the requirements outlined in ASC 815-10-15-74(a)(1) and in ASC 815-10-15-74(a)(2). Under ASC 815-40-35-10, the amended instruments qualify for equity-classification on a prospective basis. The effective date of the relating reclassification from warrant liabilities to additional paid-in capital was June, 30, 2025. See Footnote 8: Warrants for additional detail.

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

The Company issued the Series A Warrants (as defined herein), which are classified as liabilities and measured at fair value on a recurring basis, and the Series A Convertible Preferred Stock (the “Series A Preferred Stock”) in one transaction. The issuance proceeds were allocated by using the with-and-without method. Under this method, the Company first allocated the issuance proceeds to the Series A Warrants based on their initial fair value measurement and then allocated the remaining proceeds to the Series A Preferred Stock. On June 30, 2025, the Company and Holders of the Series A Warrants (as defined herein) amended the Series A Warrants, which allowed the Company to account for the Series A Warrants as equity under ASC 480 and a reclassification was recorded from warrant liability to additional paid-in-capital.

Revenue Recognition

The Company recognizes revenue under ASC Topic 606 - Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized when control of the promised goods or performance obligations for services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services.

The Company enters into contracts that include various combinations of products, accessories, software and services, each of which are generally distinct and are accounted for as separate performance obligations. Product sales include BolaWrap products and accessories. Managed services revenue represents the consulting services provided to customers of W1 Global, LLC (“W1”). Other revenue includes VR revenues, service, training and shipping revenues.

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced, and a receivable is recorded. A contract asset is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized after invoicing. The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract. The Company may receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been completed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met.

Estimated costs for the Company’s standard warranty, generally one-year, are charged to cost of products sold when revenue is recorded for the related product. Royalties are also charged to the cost of products sold.

Loss per Share

Basic loss per share (EPS) is computed by dividing net loss, less any dividends, accretion or decretion, redemption or induced conversion, if any, on the Company’s Series A Preferred Stock, by the weighted average number of shares outstanding during the reported period.

In computing diluted EPS, we adjust the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the Series A Preferred Stock. Such add-back would also include any adjustments to equity in the period to accrete the Series A Preferred Stock to its redemption price, or recorded upon a redemption or induced conversion, if any. We adjust the denominator used in the basic EPS computation, subject to anti-dilution requirements, to include the dilution from potential shares resulting from the issuance of the Series A Preferred Stock, restricted stock units, and stock options. Stock options and restricted stock units exercisable or issuable for a total of 2,413,595 shares and 4,903,951 shares of Common Stock were outstanding as of June 30, 2025 and 2024, respectively. These securities are not included in the computation of diluted net loss per common share for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

Recently Issued Accounting Guidance Not Yet Effective

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregation of certain costs and expenses, including employee compensation, and requires other improvements to disclosures. The amendments in this update are effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The update may be applied on a prospective or retrospective basis. The Company is evaluating the impact of ASU 2024-03 on the Company’s notes to the consolidated financial statements.

2. REVENUE AND PRODUCT COSTS

Revenue consists of product revenue, technology enabled services, and managed services. Product sales include BolaWrap products and accessories. Technology enables services includes VR revenue, service, training and shipping revenue. Managed services revenue includes consulting services delivered to third parties and billed on an agreed hourly fee basis when enforceable right to payment exists.

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced, and a receivable is recorded. A contract asset is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract. The Company may receive consideration, per terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been completed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. Estimated costs for the Company’s standard warranty, generally one-year, are charged to cost of products sold when revenue is recorded for the related product. Royalties are also charged to the cost of products sold.

The table below details the activity in our contract liabilities during the six months ended June 30, 2025.

	Customer	Deferred
	Deposits	Revenue
Balance at January 1, 2025	$27	$505
Additions, net	-	205
Transfer to revenue	-	(385)
Balance at June 30, 2025	$27	$325
Current portion	$27	$302
Long-term portion	$-	$23

As of June 30, 2025, the Company’s deferred revenue of $325 consisted of Technology Enabled Services.

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

Level 1-Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2-Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3-Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

The following table shows the Company’s short-term investments by significant investment category as of June 30, 2025, and December 31, 2024.

	As of June 30, 2025
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$3,134	$-	$-	$3,134
Total Financial Assets	$3,134	$-	$-	$3,134

	As of December 31, 2024
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$2,945	-	-	$2,945
Total Financial Assets	$2,945	$-	$-	$2,945

Unrealized gains or losses resulting from our short-term investments are recorded in accumulated other comprehensive gain or loss as they are classified as available for sale. During the six months ended June 30, 2025, as well as the six months ended June 30, 2024, no gain (loss) was recorded to comprehensive loss.

The warrant liabilities are measured at fair value on a recurring basis. The subsequent measurement of the warrant liabilities as of June 30, 2025, is classified as Level 3 due to the use of an observable market quote in a non-active market and the management’s assumption of the expected stock price volatility.

The following table presents the fair value in the beginning of the period, the changes in the fair value, and the fair value at the end of the period of warrant liabilities:

Level 3:	June 30, 2025	December 31, 2024
Fair value at inception for December 31, 2024 or the beginning of the period for June 30, 2025	$(10,131)	$(19,703)
Warrants issued with Private Placement	(5,186)	-
Change in fair value of warrant liabilities	3,158	9,572
Reclassification of warrant liabilities to equity	12,159	-
Fair value as of period end	$-	$(10,131)

The Company used a Monte Carlo simulation to estimate the fair value of warrant liabilities as of June 30, 2025, being the date the Company entered into the Series A Warrant Amendment and the 2025 Warrant Amendment. The valuation was performed based on the amended terms of the Series A Warrants and PIPE Warrants. The following table summarizes the assumptions used to compute the fair value of the Company’s warrants:

MONTE CARLO SIMULATION MODEL – PIPE WARRANTS

As of June 30, 2025
Expected stock price volatility	86%
Risk-free interest rate	3.73%
Dividends yield	0%
Term (years)	4.50
Strike Price	$1.45
Stock Price	$1.56
Fair Value Per Warrant Share	$1.235

MONTE CARLO SIMULATION MODEL – 2025 WARRANTS

As of June 30, 2025
Expected stock price volatility	89%
Risk-free interest rate	3.77%
Dividends yield	0%
Term (years)	5.15
Strike Price	$1.80
Stock Price	$1.56
Fair Value Per Warrant Share	$1.132

The Company used the modified Black-Scholes option pricing model to determine the fair value of warrant liabilities as of December 31, 2024. The following table summarizes the assumptions used to compute the fair value of the Company’s warrants:

As of December 31, 2024
Expected stock price volatility	88%
Risk-free interest rate	4.25%
Dividends yield	0%
Weighted average expected life of warrants (years)	3.50
Weighted average exercise price	$1.45

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

4. INVENTORIES

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. Inventories consisted of the following:

	June 30, 2025	December 31, 2024
Finished goods	$4,337	$4,387
Raw materials	2,234	2,263
Reserve for Obsolescence	(667)	(480)
Inventories - net	$5,904	$6,170

Inventory reserve expense was $169 and $187 for the three and six months ended June 30, 2025, respectively, and $12 and $12 for the three and six months ended June 30, 2024, respectively.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2025	December 31, 2024
Production and lab equipment	$432	$432
Tooling	570	570
Computer equipment	237	229
Furniture, fixtures and improvements	120	120
	$1,359	$1,351
Accumulated depreciation	(1,272)	(1,205)
Property and equipment, net	$87	$146

Depreciation expense was $27 and $67 for the three and six months ended June 30, 2025, respectively, and $114 and $230 for the three and six months ended June 30, 2024, respectively.

6. INTANGIBLE ASSETS

Intangible Assets, net

Intangible assets, net consisted of the following:

	June 30, 2025	December 31, 2024
Amortizable intangible assets:
Patents	$1,073	$1,013
Trademarks	294	264
Purchased software and technology	1,752	1,752
Customer Relationships	215	160
	$3,334	$3,189
Accumulated amortization	(1,493)	(1,256)
Total amortizable	$1,841	$1,933
Indefinite life assets (non-amortizable)	421	421
Total intangible assets, net	$2,262	$2,354

Amortization expense was $123 and $238 for the three and six months ended June 30, 2025, respectively, and $113 and $220 for the three and six months ended June 30, 2024, respectively.

As of June 30, 2025, future amortization expense is as follows:

2025 (6 months)	$234
2026	368
2027	226
2028	217
2029	176
Thereafter	620
Total	$1,841

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30, 2025	December 31, 2024
Patent and legal costs	$60	$60
Accrued compensation	213	121
Warranty costs	75	83
Royalty	81	81
Contract settlement	-	300
Accrued purchases	24	584
Accrued lease payable	166	-
Taxes and other	253	174
Total	$872	$1,403

Changes in our estimated product warranty costs were as follows:

	Six Months Ended June 30,
	2025	2024
Balance, beginning of period	$83	$72
Warranty settlements	(10)	(34)
Warranty provision	2	17
Balance, end of period	$75	$55

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

On June 30, 2025, the Company entered into a warrant amendment (the “Series A Warrant Amendment”) with the Required Holders (as defined in the Series A Purchase Agreement), pursuant to which, the Required Holders agreed to amend the terms of the Series A Warrants to make certain adjustments to the definition of “Black Scholes Value” in each of the Series A Warrants, as described in the Series A Warrant Amendment, such that the underlying price per share as used in such calculation equals the sum of the price per share being offered in cash in the applicable Fundamental Transaction (as defined in the Series A Warrants), if any, plus the value of the non-cash consideration being offered in the applicable Fundamental Transaction, if any. As consideration for entering into the Series A Warrant Amendment, the Company and the Required Holders agreed to amend the term of the Series A Warrants to be six and one-half years from the date of issuance.

Additionally, on June 30, 2025, the Company entered into a warrant amendment (the “2025 Warrant Amendment”) with certain of the PIPE Purchasers, pursuant to which, such PIPE Purchasers agreed to amend the terms of their respective PIPE Warrants to make certain adjustments to the definition of “Black Scholes Value,” as described in the 2025 Warrant Amendment, such that the underlying price per share as used in such calculation equals the sum of the price per share being offered in cash in the applicable Fundamental Transaction (as defined in the PIPE Warrants), if any, plus the value of the non-cash consideration being offered in the applicable Fundamental Transaction, if any. As consideration for entering into the 2025 Warrant Amendment, the Company and the applicable PIPE Purchasers agreed to amend the term of their respective 2025 Warrants to be five and one-half years from the date of issuance.

Under ASC 815-40-35-10, upon effective amendment on June 30, 2025, each of the Series A Warrants and PIPE Warrants qualify for equity-classification. Immediately before the equity reclassification, such warrants were each revalued at fair value with the resulting gain or loss being recorded in the Statement of Operations. After fair value remeasurement, the reclassification from warrant liabilities to additional paid-in capital was completed. See Footnote 3: Financial Instruments for details of the fair value measurement and impact on the Statement of Operations.

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

Amortization expense was $84 and $151 for the three and six months ended June 30, 2025, respectively, and $72 and $143 for the three and six months ended June 30, 2024, respectively. Operating lease expense for capitalized operating leases included in operating activities was $156 and $313 for the three and six months ended June 30, 2025, respectively, and $166 and $415 for the three months and six months ended June 30, 2024.

Operating lease obligations recorded on the balance sheet at June 30, 2025 are:

Operating lease liability- short term	$218
Operating lease liability - long term	1,826
Total Operating Lease Liability	$2,044

Future lease payments included in the measurement of lease liabilities on the balance sheet at June 30, 2025 for future periods are as follows:

2025 (6 months)	$258
2026	507
2027	522
2028	538
2029	554
Thereafter	717
Total future minimum lease payments	$3,096
Less imputed interest	(1,052)
Total	$2,044

The weighted average remaining lease term is 5.73 years, and the weighted average discount rate is 15.00%.

Certain leases contain provisions for payment of real estate taxes, insurance and maintenance costs by the Company. These expenses are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. The Company had $17 and $31 variable lease expenses for the three and six months ended June 30, 2025, respectively, and $14 and $24 for the three and six months ended June 30, 2024, respectively.

The Company had $0 and $0 short-term lease expense for the three and six months ended June 30, 2025, respectively, and $4 and $15 for the three and six months ended June 30, 2024, respectively. The Company does not have any finance leases.

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

At the time of issuance, $2,036 of the net proceeds less transaction cost of the Series A Purchase Agreement was allocated to the 10,000 shares of Series A Preferred Stock initially issued. As of December 31, 2024, a total of 1,793 shares of Series A Preferred Stock were converted into approximately 1,468,000 shares of Common Stock. There were no additional conversions in the six months end June 30, 2025. As of June 30, 2025, the Company has authorized, declared and paid $328 in dividends in the form of shares of the Company’s Common Stock during the six months ended June 30, 2025. For the six months ended June 30, 2024, authorized and declared dividends totaling $189, of which $60 was paid in cash, $129 was paid in shares of the Company’s Common Stock.

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

As of June 30, 2025, there were 4,004,187 shares of Common Stock remaining available for grant under the 2017 Plan.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2025:

		Weighted Average
	Options on Common Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding January 1, 2025	3,944,284	$2.12	8.30	$1,486
Granted	3,453,927	1.88	-	-
Exercised	-	-	-	-
Forfeited, cancelled, expired	(536,500)	2.86	-	-
Outstanding June 30, 2025	6,861,711	$1.94	8.90	$541
Exercisable June 30, 2025	1,419,164	$2.58	7.48	$142

As of June 30, 2025, there were 5,571,545 service-based stock options outstanding, and 1,290,166 performance-based stock options outstanding which were granted in October 2023 to the Company’s current Chief Executive Officer, subject to vesting based on future market capitalization targets.

The Company uses the Black-Scholes option pricing model to determine the fair value of the service-based options that have been granted. The following table summarizes the assumptions used to compute the fair value of options granted to employees and non-employees:

	For the Six Months Ended June 30,
	2025	2024
Expected stock price volatility	76%	76%
Risk-free interest rate	4.06%	3.97%
Expected dividend yield	0%	0%
Expected life of options	6.00	6.00
Weighted-average fair value of options granted	$1.05	$2.90

Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of awards. The Company’s estimated volatility was based on an average of the historical volatility of peer entities whose stock prices were publicly available. The Company’s calculation of estimated volatility is based on the historical stock prices of these peer entities over a period equal to the expected life of the awards. The Company uses the historical volatility of peer entities due to the lack of sufficient historical data of its stock price. The Company records forfeitures as they are incurred.

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the options. The dividend yield of zero 0 is based on the fact that the Company has never paid cash dividends and has no present intention of paying cash dividends. The Company calculates the expected life of the options using the Simplified Method for the employee stock options as the Company does not have sufficient historical exercise data.

Stock option expense was $477 and ($33) for the three months ended June 30, 2025 and 2024, respectively. Stock option expense was $864 and $434 for the six months ended June 30, 2025 and 2024, respectively.

Restricted Stock Units

The Plan provides for the grant of restricted stock units (“RSUs”). RSUs are settled in shares of the Company’s Common Stock as the RSUs vest. The following table summarizes RSU activity for the six months ended June 30, 2025:

	Service-Based RSU’s	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period (Years)
Unvested at January 1, 2025	988,102	$2.25	3.67
Granted - service based	663,931	1.97	-
Vested	(657,602)	1.97	-
Forfeited and cancelled	-	-	-
Unvested at June 30, 2025	994,431	$2.25	2.56

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

RSU expense was $293 and $275 for the three months ended June 30, 2025 and 2024, respectively. RSU expense was $1,571 and $484 for the six months ended June 30, 2025 and 2024, respectively

Share-Based Compensation Expense

The Company recorded share-based compensation for options and RSUs in its statements of operations for the relevant periods as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selling, general and administrative	$755	$208	$2,358	$856
Research and development	15	34	77	62
Total share-based expense	$770	$242	$2,435	$918

As of June 30, 2025, total estimated compensation cost of stock options granted and outstanding but not yet vested was $5,591 which is expected to be recognized over the weighted average period of 3.03 years.

As of June 30, 2025, total estimated compensation cost of RSUs granted and outstanding but not yet vested was $1,368, which is expected to be recognized over the weighted average period of 2.56 years.

12. DEFINED CONTRIBUTION PLAN

The Company has a defined contribution savings plan for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. This plan was formed on January 1, 2022. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company’s contributions for each of the six months ended June 30, 2025 and 2024 was $23 and $0, respectively.

13. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2025, the Company was committed for approximately $508 for future component deliveries that are generally subject to modification or rescheduling in the normal course of business.

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

Litigation

The Company is subject to litigation and other claims in the ordinary course of business. The Company records a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. As of June 30, 2025, the Company had no provision for liability under existing litigation.

Facility lease

The Company entered into a facility lease agreement for its new production facility based in Norton, Virginia. The initial term of the agreement is for five years and commences on October 1, 2025. The total cash payments to the lessor during the term are $600.

14. RELATED PARTY TRANSACTIONS

Series A Preferred Stock

On June 29, 2023, the Company entered into the Series A Purchase Agreement with certain investors, including Scot Cohen, the Company’s Chief Executive Officer, and V4 Global LLC (“V4”). Mr. Cohen has voting and dispositive control with respect to the securities and is deemed to be the beneficial owner of the securities held by V4. Pursuant to the Series A Purchase Agreement, the Company issued Mr. Cohen and V4 an aggregate of 3,000 shares of Series A Preferred Stock and Series A Warrants to purchase up to an aggregate of 2,068,966 shares of Common Stock for aggregate gross proceeds of $3,000. For the six months ended June 30, 2025, Mr. Cohen earned dividends totaling $60 on his Series A Preferred Stock.

PIPE Financing

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

15. MAJOR CUSTOMERS AND RELATED INFORMATION

For the three months ended June 30, 2025, revenue from three customers accounted for approximately 32%, 23% and 10% of revenue, respectively, with no other single customer accounting for more than 10% of total revenue. For the three months ended June 30, 2024, revenue from one distributor accounted for approximately 39% of revenue, with no other single customer accounting for more than 10% of total revenue.

For the three months ended June 30, 2025, revenue from one customer accounted for approximately 16% of revenue, with no other single customer accounting for more than 10% of total revenue. For the six months ended June 30, 2024, revenue from two distributors accounted for approximately 33% and 20% of revenue, respectively, with no other single customer accounting for more than 10% of total revenue.

At June 30, 2025, accounts receivable from four customers accounted for 15%, 13%, 11%, 10%, respectively, of net accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2024, accounts receivable from two distributors accounted for 11% and 10%, respectively, of net accounts receivable, with no other single customer accounting for more than 10% of the accounts receivable balance.

The following table summarizes revenue by geographic region. Revenue is attributed to countries based on customer’s delivery location:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Americas	$846	$1,536	$1,592	$2,999
Europe, Middle East and Africa	166	37	186	43
Asia Pacific	-	-	-	7
Total revenues	$1,012	$1,573	$1,778	$3,049

16. W1 ACQUISITION

On February 18, 2025, the Company and W1, entered into an Asset Purchase Agreement, dated as of February 18, 2025 pursuant which, subject to the terms and conditions set forth therein, the Company agreed to acquire substantially all the assets of W1 used in, held for use in or relating to the business of advisory and investigative professional services which related to specific identified customer contracts. The Company recorded the transaction as an Asset Acquisition in accordance with ASC 805 and recorded $54 as intangible assets included in Customer Relationships (See Note 6 “Intangible Assets” above). The Company has preliminarily assigned a three-year life to such Customer Relationships.

17. SUBSEQUENT EVENTS

The Company has reviewed activities through August 14, 2025, and determined that there are no subsequent events that require disclosure in accordance with ASC 855-10-25-1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and with our audited financial statements and other information presented in our Annual Report on Form 10-K for the year ended December 31, 2024 (as amended, the “Annual Report”). This Report may contain or incorporate by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based upon management’s assumptions, expectations, projections, intentions and beliefs about future events. Except for historical information, the use of predictive, future-tense or forward-looking words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “will,” “could,” “would,” or the negative or plural of such words and similar expressions or variations of such words are intended to identify forward-looking statements but are not the only means of identifying forward-looking statements. Such forward-looking statements are subject to several risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Report and in our other filings with the Securities and Exchange Commission (“SEC”), including particularly matters set forth under Part I, Item 1A (Risk Factors) of the Annual Report. Furthermore, such forward-looking statements speak only as of the date of this Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our target market for our product and technology enabled services includes approximately 900,000 full-time sworn law enforcement officers in over 18,000 federal, state, and local law enforcement agencies in the U.S. and over 12 million police officers in more than 100 countries. Additionally, we are exploring opportunities to increase our presence in other adjacent markets, such as military and private security. Our international focus is on countries with the largest police forces. According to 360iResearch, a market research consulting firm, our non-lethal products are part of a global market segment expected to grow to $16.1 billion by 2027.

We focus our efforts on the following products and services:

BolaWrap Remote Restraint Device - a hand-held remote restraint device that discharges a seven and half-foot Kevlar tether to entangle an individual at a range of 10-25 feet. BolaWrap assists law enforcement to safely and effectively control encounters early without resorting to painful use of force options.

Wrap Reality - a law enforcement 3D training system employing immersive computer graphics VR with proprietary software-enabled content. It allows up to two participants to enter a simulated training environment simultaneously, and customized weapons controllers enable trainees to engage in strategic decision making along the force continuum. Wrap Reality has 45 scenarios for law enforcement and corrections and 15 scenarios for societal reentry. Wrap Reality is one of the most robust 3D Virtual Reality solutions on the market for law enforcement and societal reentry today.

Wrap Intrensic - a Body-Worn Camera and Digital Evidence Management solutions provider. BWC and DEM play crucial roles in capturing, storing, and managing digital evidence, such as video and audio recordings for various purposes, including criminal investigations and maintaining transparency in public interactions. The Wrap Intrensic X2 camera hardware and storage and data management capability, along with awareness of front-line operations, provides customers with a solution to meet their challenges. Wrap Intrensic Evidence on our cloud-based video storage platform provides an unlimited video storage platform that includes video and other evidence uploading, search, retrieval, redaction, and evidence sharing while reducing the need for resources required to manage this evidence.

In addition to the U.S. law enforcement market, we have shipped our restraint products to 62 countries. We have distribution agreements with 22 international distributors covering 43 countries. We focus significant sales, training and business development efforts to support our distribution network in addition to our internal sales team.

We focus significant resources on research and development innovations and continue to enhance our products and plan to introduce new products. We believe we have established a strong brand and market presence globally and have established significant competitive advantages in our markets.

Acquisition of W1

On February 18, 2025, we entered into an Asset Purchase Agreement, dated as of February 18, 2025, pursuant to which, subject to the terms and conditions set forth therein, we acquired substantially all the assets of W1 Global, LLC, (“W1”) used in, held for use in or relating to the business of advisory and investigative professional services, which were primarily the customer contracts assigned at the closing, for a nominal purchase price.

Business Outlook and Challenges

We believe our Company’s products and solutions are gaining global recognition and awareness through various channels such as social media, trade shows, and media exposure, among others. In part, this recognition and awareness can be attributed to positive feedback from law enforcement agencies and the successful deployment of our products. As a result, we believe our brand is becoming increasingly recognized on a global scale as a leader in Pre-Escalation and non-lethal solutions.

In addition, we are focused on sales, marketing, public and investor relations efforts. We believe there are increasing market opportunities for our products and solutions in the law enforcement and security sectors worldwide. These opportunities are driven by the increasing demand for less-lethal policing.

In the law enforcement sector, our BolaWrap product has been successfully deployed in the field, as reported by many agencies. BolaWrap is now in use by over 900 U.S. law enforcement agencies and in 62 countries. Due to its non-lethal, non-pain-based-compliance capabilities, some agencies do not deem its usage a categorical reportable use of force and rather place it underneath early use of force such as handcuffs. In our strategic roadmap, we clarified that law enforcement agencies deploy BolaWrap when verbal commands breakdown but long before there is justifiable escalation to pepper spray, pepper ball, batons, bean bags, tasers or Conducted Electrical Weapons (CEW’s) or firearms.

Some agencies voluntarily report usage to Wrap but many do not. In the usage reports we have been provided, officers have reported successful outcomes in 85% of the use cases. This percentage is higher than what is often seen with less lethal tools. From the information we have been provided, the most common BolaWrap use case is for individuals with or experiencing behavioral health issues, and the second most common BolaWrap use case is during domestic violence calls.

There are many reasons why we may not receive reports on all the use of the BolaWrap, including, when uses of BolaWrap are considered evidence in ongoing criminal cases, are controlled by local policy or regulation, or require officer and union permission to be shared with us. However, some agencies have shared bodycam footage of successful field deployments with us, which we may use in our training and education efforts. We believe that as the reports of BolaWrap’s effectiveness in Pre-Escalation continue to increase, it will contribute to our future revenue growth.

We anticipate and believe that our portfolio of non-lethal, non-pain-based compliance products and training services has a strong and expanding pipeline of market opportunities in the law enforcement, military, corrections, and homeland security sectors both domestically and internationally. With the increasing demand for more humane and safer policing practices, we expect a continued surge in our global business. Currently, we are exploring major international business prospects while simultaneously seeking to establish relationships with large police agencies in the U.S. However, we acknowledge that it is challenging to predict the exact timeline for closing these deals, or whether they will ultimately materialize.

As part of our efforts to expand our sales and distribution operations, we provide a comprehensive training program for law enforcement officers and trainers in using the BolaWrap. This training equips them with knowledge about the appropriate use and limitations of BolaWrap in tandem with modern policing techniques for de-escalation of encounters. We now focus on also teaching when and why BolaWrap should be used, including the specific area of success, such as after verbal commands break down and before the law enforcement officer is ready to escalate to less lethal pain compliance tools. We believe that law enforcement trainers and officers who have been trained to use our products, or have witnessed demonstrations, are more inclined to support the acquisition and deployment of our products by their respective departments to drive successful outcomes. As of June 30, 2025, over 1,580 agencies have received BolaWrap training with over 5,520 training officers at those agencies certified as BolaWrap instructors and qualified to train the rest of their departments, representing a 4% increase in agencies and a 3% increase in trained officers as compared to June 30, 2024.

Operating expense of $3.3 million for the three months ended June 30, 2025 decreased by $0.9 million, when compared to $4.2 million for the three months ended June 30, 2024, as a result of the Company’s cost containment initiatives enacted beginning during the first half of 2024. Operating expense of $7.9 million for the six months ended June 30, 2025 decreased by $1.2 million, when compared to $9.1 million for the six months ended June 30, 2024.

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

As of June 30, 2025, we had backlog of approximately $60 thousand which was expected to be delivered in the third quarter of 2025. Additionally, as of June 30, 2025, we had deferred revenue of $325 thousand consisting of $30 thousand related to VR, $226 thousand related to Intrensic, $50 thousand related to BolaWrap extended warranties and services and $19 thousand related to training. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation, in the normal course of business.

We believe that we have adequate financial resources to sustain our operations for the twelve months. We recorded net loss from operations of $2.9 million during the three months ended June 30, 2025, compared to a net loss from operations of $3.2 million for the three months ended June 30, 2024; primarily driven by a decrease in operating expenses.. For the six months ended June 30, 2025 and June 30, 2024, we recorded net loss from operations of $3.8 and $7.3 million, respectively; primarily driven by a decrease in operating expenses. Net cash used in operations improved by $2.2 million, from a net cash used in operating activities of $7.2 million for the six months ended June 30, 2024, to net cash used in operating activities $5.0 million for the six months ended June 30, 2025. This positive change was primarily driven by the Company’s continued cost containment efforts and operational improvements.

We expect that we will continue to innovate new applications for our public safety technology, open new geographies, develop new products and technologies to meet diverse customer requirements and identify and develop new markets for our products.

Supply chain disruptions could also affect our operations and could negatively impact our ability to source materials, manufacture and distribute products in the future. Moreover, financial markets continue to experience significant volatility, which could potentially affect our ability to enter or modify favorable terms and conditions regarding equity and debt financing activities. Nevertheless, we had $4.2 million in cash and cash equivalents as of June 30, 2025 as compared to $3.6 million as of December 31, 2024.. We therefore believe we have sufficient capital to fund our operations for the next twelve months following this Report on Form 10-Q. However, we may require additional working capital and liquidity constraints and access to capital markets could still negatively affect our liquidity and may require changes to our plan of operations.

Our Company may be positively or negatively impacted by continued social unrest and protests against law enforcement. Such unrest may be further fueled by misleading information or negative publicity about our solutions. We believe our solutions are the answer to reducing use of force and driving safer outcomes for officers and the citizens they interact with each day. Although the intensity of these events may have subsided, some may still indirectly or directly, influence police agency budgets and the funding available to current and potential customers. In addition, participants in these events may attempt to create the impression that our solutions are contributing to the perceived problems, potentially harming our business and operations, including our revenues, earnings, and cash flows from operations.

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

Some of our accounting policies require higher degrees of judgment than others in application. These include share-based compensation and contingencies and areas such as revenue recognition, allowance for doubtful accounts, valuation of inventory and intangible assets, warranty liabilities and impairments.

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

Allowance for Doubtful Accounts. Our products are sold to customers in many different markets and geographic locations. We estimate our bad debt reserve on a case-by-case basis and the aging of accounts due to a limited number of customers, mostly government agencies or well-established distributors. We base these estimates on many factors including customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. Our judgments and estimates regarding the collectability of accounts receivable have an impact on our financial statements.

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

Accrued Expense. We establish a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. This reserve requires us to make estimates regarding the amount and costs of warranty repairs we expect to make over a period of time. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs, and anticipated rates of warranty claims. We have a very limited history to make such estimates and warranty estimates have an impact on our financial statements. Warranty expense is recorded in cost of revenue. We evaluate the adequacy of this reserve each reporting period.

Warrants. The Company accounts for warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of June 30, 2025, all warrants are classified as equity-classified instruments.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. Other than the warrants and business combination described above, there were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the period ended June 30, 2025. Our accounting policies are more fully described in Note 1. Organization and Summary of Significant Accounting Policies in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025, as amended on April 25, 2025.

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

We expect our operating costs to remain flat or slightly increase depending on the scope of additional sales and marketing initiatives. We may incur additional non-cash share-based compensation costs depending on future options and restricted stock unit grants that are impacted by stock prices and other valuation factors. Historical expenditures are not indicative of future expenditures.

Results of Operations

Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024 (Unaudited)

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentage change)
Revenues:
Product sales	$197	$1,251	$(1,054)	(84)%
Managed services	764	-	764	-%
Other revenue	51	322	(271)	(84)%
Total revenues	1,012	1,573	(561)	(36)%
Cost of revenue	525	589	(64)	(11)%
Gross profit	487	984	(497)	(51)%

Operating expenses:
Selling, general and administrative	2,986	3,475	(489)	(14)%
Research and development	354	679	(325)	(48)%
Total operating expenses	3,340	4,154	(814)	(20)%
Loss from operations	$(2,853)	$(3,170)	$317	(10)%

Revenue

We reported net revenue of $0.2 million for the three months ended June 30, 2025, as compared to $1.3 million for the three months ended June 30, 2024, or an 84% decrease. The decrease for the three months ended June 30, 2025, as compared to June 30, 2024, is primarily a result of lower product orders offset by the added managed services revenue from the acquisition of the W1 business.

Gross Profit

Our gross profit for the three months ended June 30, 2025, was $0.5 million, or a gross margin of 48%. Our gross profit for the three months ended June 30, 2024, was $1.0 million, or a gross margin of 63%. The decrease in gross profit represented a 51% decrease compared to the three months ended June 30, 2024, because of lower volume of the Bola Wrap 150 product sales offset by the added high-margin revenue from the Company’s acquisition of W1 in February 2025.

Our margins are subject to variations based on the sales channels and product mix through which our products are sold. At present, our cassettes have lower margins than BolaWrap devices. As we scale cassette production, we will look to reduce our costs and drive higher cassette margins. Cassettes were a total of 14% of product sales and 3% of our overall revenue in the three months ended June 30, 2025, and is expected to continue to grow as a recurring revenue base as more BolaWrap devices are in the field and the usage of BolaWrap increases. Additionally, we expect that gross margins will be impacted by growing our technology enabled services revenue contributions in the second half of 2025.

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

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense of $3.2 million for the three months ended June 30, 2025, was reduced by $0.3 million when compared to $3.5 million for the three months ended June 30, 2024. The decrease in SG&A expense was primarily the result of the Company’s cost containment initiatives enacted beginning during the first half of 2024 which were offset by an increase of $0.5 million in share-based compensation as well as by increased occupancy expenses related to the new the corporate office.

Share-based compensation costs allocated to SG&A totaled $0.8 million for the three months ended June 30, 2025, compared to $0.2 million for the three months ended June 30, 2024, primarily due to options and grants issued to new employees as a result of the acquisition of W1 Global, LLC (“W1”) in February 2025, as well as incentives provided to certain key senior level management in 2025.

Salaries and burden costs of $1.1 million for the three months ended June 30, 2025, were $0.1 million higher than the three months ended June 30, 2024. This increase reflects the addition of high-caliber talent and higher share-based compensation, coupled with ongoing cost containment efforts, during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

Advertising and promotion costs were $109 thousand for the three months ended June 30, 2025, or a decrease of $98 thousand as compared to $207 thousand during the three months ended June 30, 2024. The changes in advertising costs were primarily related to reduced promotional items and training product costs offset by increased video and testimonial costs.

Research and Development Expense

Research and development expenses totaling $162 thousand decreased by $511 thousand for the three months ended June 30, 2025, when compared to the three months ended June 30, 2024. We incurred a $375 thousand period-over-period decrease in compensation expense as well as a $18 thousand period-over-period increase in share-based compensation expense allocated to research and development expense because of reduction of personnel. Outside consulting costs decreased by $134 thousand for the three months ended June 30, 2025, when compared to the three months ended June 30, 2024, primarily due to the Company’s cost reduction initiatives.

Operating Loss

Loss from operations of $2.9 million during the three months ended June 30, 2025, was an improvement of $0.3 million compared to loss from operations of $3.2 million during the three months ended June 30, 2024, primarily reflecting the reduced revenues offset by lower operating costs from the Company’s cost containment efforts.

Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024 (Unaudited)

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Quarterly Report on Form 10-Q.

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentage change)
Revenues:
Product sales	$550	$2,578	$(2,028)	(79)%
Managed services	1,000	-	1,000	-%
Technology enabled services	228	471	(243)	(52)%
Total revenues	1,778	3,049	(1,271)	(42)%
Cost of revenue	695	1,229	(534)	(43)%
Gross profit	1,083	1,820	(737)	(40)%

Operating expenses:
Selling, general and administrative	7,128	7,695	(567)	(7)%
Research and development	732	1,434	(702)	(49)%
Total operating expenses	7,860	9,129	(1,269)	(14)%
Loss from operations	$(6,777)	$(7,309)	$532	(7)%

Revenue

Net revenue totaled $1.8 million for the six months ended June 30, 2025, as compared to $3.0 million for the six months ended June 30, 2024, or a 42% decrease. The decrease for the six months ended June 30, 2025, as compared to June 30, 2024, is primarily a result of lower product orders offset by the added managed services revenue from the acquisition of the W1 business.

Gross Profit

Our gross profit for the six months ended June 30, 2025, was $1.1 million, or a gross margin of 61%. Our gross profit for the six months ended June 30, 2024, was $1.8 million, or a gross margin of 60%. The decrease in gross profit represented a 40% decrease compared to the six months ended June 30, 2024, because of lower volume of the Bola Wrap 150 product sales offset by the added high-margin revenue from the Company’s acquisition of W1 in February 2025.

Our margins are also subject to variations based on the sales channels and product mix through which our products are sold. At present, our cassettes have lower margins than BolaWrap devices. As we scale cassette production, we will look to reduce our costs and drive higher cassette margins. Cassettes were a total of 19% of our product sales and 6% of overall revenue in the six months ended June 30, 2025, and is expected to continue to grow as a recurring revenue base as more BolaWrap devices are in the field and the usage of BolaWrap increases due to the need of officers to de-escalate earlier to prevent injuries and use of higher levels of force.

We regularly introduce updates and revisions to our products, which may include changes to raw materials and components, and can impact on our product costs. Given our limited experience with warranty costs, our estimated future warranty expense may affect our gross margins. Our global supply chain has experienced notable component shortages, extended lead times, cost fluctuations, and logistical constraints, all of which have affected our product costs. Although we have seen these supply chain obstacles ease in 2025, we acknowledge that future supplier shortages, quality problems, and logistics delays could impact our production schedules and have a material negative impact on our financial condition, results of operation, and cash flows.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense of $7.1 million for the six months ended June 30, 2025, was reduced by $0.6 million when compared to $7.7 million for the six months ended June 30, 2024. The decrease in SG&A expense was primarily the result of the Company’s cost containment initiatives enacted beginning during the first half of 2024 which were offset by an increase of $1.2 million in share-based compensation as well as by increased occupancy expenses related to the new the corporate office.

Share-based compensation costs allocated to SG&A totaled $2.4 million for the six months ended June 30, 2025, compared to $1.2 million for the six months ended June 30, 2024, primarily due to options and grants issued to new employees as a result of the acquisition of W1 in February 2025, as well as incentives provided to certain key senior level management in 2025.

Salaries and burden costs of $1.9 million for the six months ended June 30, 2025, were $564 thousand lower than the $1.0 million for the six months ended June 30, 2024. This reduction reflects the reduction in the Company’s workforce including a reduction of certain executive management positions. During the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, reflecting the Company’s cost containment efforts.

Advertising and promotion costs were $189 thousand for the six months ended June 30, 2025, or a decrease of $281 thousand as compared to $470 thousand during the six months ended June 30, 2024. The changes in advertising costs were primarily related to reduced trade show costs offset by slight increases in digital marketing campaigns.

Research and Development Expense

Research and development expenses totaling $732 thousand decreased by $702 thousand for the six months ended June 30, 2025, when compared to the six months ended June 30, 2024, primarily due to a reduction in personnel. Outside consulting costs decreased by $21 thousand for the six months ended June 30, 2025, when compared to the six months ended June 30, 2024, primarily due to the Company’s cost reduction initiatives

Operating Loss

Loss from operations totaled $6.8 million during the six months ended June 30, 2025, which was a decrease of $0.5 million compared to loss from operations of $7.3 million during the six months ended June 30, 2024, reflecting the reduced revenues offset by lower operating costs from the Company’s cost containment efforts.

Liquidity and Capital Resources

Overview

Our primary source of liquidity to date has been funding from our stockholders from the sale of equity securities and the exercise of derivative securities, consisting of options and warrants. We expect our primary source of future liquidity will be from the sale of products, exercise of stock options and warrants and future equity or debt financing.

We have experienced net losses and negative cash flows from operations since our inception. As of June 30, 2025, we had cash and cash equivalents of $4.2 million and had sustained cumulative losses attributable to stockholders of $105.1 million. Our working capital net of the warrants-short term as of June 30, 2025, was $3.6 million higher compared to December 31, 2024, primarily as a result of the cash received in the Private Placement offset by operating losses of $6.8 million for the six months ended June 30, 2025. We believe we have sufficient capital to fund our operations for the next twelve months from the date of this Quarterly Report on Form 10-Q. However, liquidity constraints and access to capital markets could still negatively affect our liquidity and may require changes to our investment strategy.

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

On June 30, 2025, the Company entered into a warrant amendment (the “Series A Warrant Amendment”) with the Required Holders (as defined in the Series A Purchase Agreement), pursuant to which, the Required Holders agreed to amend the terms of the Series A Warrants to make certain adjustments to the definition of “Black Scholes Value” in each of the Series A Warrants, as described in the Series A Warrant Amendment, such that the underlying price per share as used in such calculation equals the sum of the price per share being offered in cash in the applicable Fundamental Transaction (as defined in the Series A Warrants), if any, plus the value of the non-cash consideration being offered in the applicable Fundamental Transaction, if any. As consideration for entering into the Series A Warrant Amendment, the Company and the Required Holders agreed to amend the term of the Series A Warrants to be six and one-half years from the date of issuance.

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

On June 30, 2025, the Company entered into a warrant amendment (the “2025 Warrant Amendment”) with certain of the PIPE Purchasers, pursuant to which, such PIPE Purchasers agreed to amend the terms of their respective PIPE Warrants to make certain adjustments to the definition of “Black Scholes Value,” as described in the 2025 Warrant Amendment, such that the underlying price per share as used in such calculation equals the sum of the price per share being offered in cash in the applicable Fundamental Transaction (as defined in the PIPE Warrants), if any, plus the value of the non-cash consideration being offered in the applicable Fundamental Transaction, if any. As consideration for entering into the 2025 Warrant Amendment, the Company and the applicable PIPE Purchasers agreed to amend the term of their respective PIPE Warrants to be five and one-half years from the date of issuance.

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

Cash Flows

Cash Flows from Operating Activities

During the six months ended June 30, 2025, net cash used in operating activities was $5.0 million. The net loss of $3.6 million was decreased by non-cash income of $3.2 million related to the change in fair value of warrants and increased by non-cash expense of $8.2 million consisting primarily of share-based compensation and depreciation and amortization of $304 thousand. Other major component changes using operating cash included a decrease of $156 thousand in prepaids and a $453 thousand decrease in accounts receivable as well as a decrease in accrued liabilities of $523 thousand.

During the six months ended June 30, 2024, net cash used in operating activities was $7.2 million. The net loss of $268 thousand was decreased by non-cash income of $6.9 million related to the change in fair value of warrants and increased by non-cash expense of $918 thousand consisting primarily of share-based compensation expense. Other major component changes using operating cash included a decrease of $707 thousand in inventories and a decrease in accounts receivable of $236 thousand.

Cash Flows from Investing Activities

During the six months ended June 30, 2025, net cash used in investing activities was $152 thousands of cash for the acquisition of W1 and investment in patents.

During the six months ended June 30, 2024, we had net cash provided by investing activities totaling $4.9 million from proceeds from maturities of short-term investments of $5.0 million. During the six months ended June 30, 2024, we used $13 thousand cash for the purchase of property and equipment and invested $97 thousand in patents and equipment.

Cash Flows from Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities was $5.7 million as a result of proceeds from the Private Placement.

During the six months ended June 30, 2024, net cash provided by financing activities was $468 thousand because of proceeds from the exercise of previously issued stock options of $588 thousand offset $120 thousand in cash dividends paid on the Company’s Series A Preferred Stock.

Contractual Obligations and Commitments

In September 2023, we committed to a lease of office space in Coconut Grove, Florida in a multi-year term concluding in 2031 which includes aggregate lease payments remaining totaling $3.5 million.

As of June 30, 2025, we were committed to approximately $509 thousand for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

Anticipated to begin in October 2025, we committed to a lease of manufacturing and office space in Southwest Virginia in a multi-year term concluding in 2031, which includes aggregate lease payments remaining totaling $600 thousand.

Effects of Inflation

During the six months ended June 30, 2025, and for the year ended December 31, 2024, we experienced increased costs in labor and materials due to inflation. We believe throughout 2025 that low unemployment and higher salaries will create higher payroll costs and increased operating expenses in the business. We have seen increases in costs from multiple suppliers for materials as well as labor.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2025, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Form of Series A Warrant Amendment, dated as of June 30, 2025, by and among Wrap Technologies, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2025)
10.2	Form of 2025 Warrant Amendment, dated as of June 30, 2025, by and among Wrap Technologies, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2025).
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32.1**	Section 1350 Certification - Principal Executive Officer.
32.2**	Section 1350 Certification - Principal Financial Officer
Extensible Business Reporting Language (XBRL) Exhibits*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

* Filed concurrently herewith

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wrap Technologies, Inc.

August 14, 2025	By:	/s/ Scot Cohen
Scot Cohen Chief Executive Officer (Principal Executive Officer)

August 14, 2025	By:	/s/ Jerry Ratigan
Jerry Ratigan Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

