Form 10-Q
period 2025-09-30
WRAP TECHNOLOGIES, INC.
filed 2025-11-13
CIK 1702924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 11, 2025 a total of 51,549,094 shares of the Registrant’s common stock, par value $0.0001 per share (“Common Stock”), were issued and outstanding.

WRAP TECHNOLOGIES, INC.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wrap Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(unaudited)

	September 30, 2025	December 31, 2024

ASSETS
Current Assets:
Cash and cash equivalents	$5,965	$3,610
Accounts receivable, net	1,822	513
Inventories, net	5,461	6,170
Prepaids and deposits	334	178
Total Current Assets	13,582	10,471
Property and equipment, net	138	146
Operating lease right of use assets, net	2,242	1,964
Intangible assets, net	2,147	2,354
Other assets, net	128	186
Total Assets	$18,237	$15,121

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	596	609
Accrued liabilities	563	1,403
Customer deposits	61	27
Deferred revenue - short term	382	466
Operating lease liability - short term	305	567
Warrants- short term	-	10,131
Total Current Liabilities	1,907	13,203

Deferred revenue - long term	18	39
Operating lease liability - long term	2,186	1,629
Total long-term liabilities	$2,204	$1,668
Total Liabilities	$4,111	$14,871

Commitments and Contingencies

Stockholders' Equity
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; 12,707 shares issued and outstanding at September 30, 2025, and December 31, 2024	-	-
Common stock - 150,000,000 authorized; par value $0.0001 per share; 51,497,710 and 47,101,631 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	$5	$5
Series A convertible preferred stocks - 10,000 authorized, par value $0.0001 per share; 8,207 shares issued and outstanding at September 30, 2025 and December 31, 2024	-	-
Series B convertible preferred stocks - 4,500 authorized, par value $0.0001 per share, 4,500 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	-
Additional paid-in capital	126,085	105,326
Accumulated deficit	(111,964)	(105,081)
Total Stockholders' Equity	14,126	250
Total Liabilities and Stockholders' Equity	$18,237	$15,121

The accompanying notes are an integral part of these financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Product sales	1,743	$434	2,293	$3,012
Managed services	242	-	1,241	-
Technology enabled services	37	159	265	630
Total revenues, gross	2,022	593	3,799	3,642
Sales returns and allowances	(531)	-	(531)	-
Total revenues, net	1,491	593	3,268	3,642
Cost of revenues	608	358	1,303	1,587
Gross profit	883	235	1,965	2,055

Operating Expenses:
Selling, general and administrative	3,477	3,334	10,887	11,029
Research and development	167	527	619	1,960
Total operating expenses	3,644	3,861	11,506	12,989
Loss from operations	(2,761)	(3,626)	(9,541)	(10,934)

Other income / (expense):
Interest income	2	21	6	154
Change in fair value of warranty liabilities	-	5,600	3,158	12,517
Other	(14)	(5)	(14)	(15)
Total other income / (expense), net	(12)	5,616	3,150	12,656
Net (loss) income	$(2,773)	$1,990	$(6,391)	$1,722

Less: convertible preferred stock dividends	(164)	(317)	(492)	(1,017)
Net (loss) income attributable to common stockholders	$(2,937)	$1,673	$(6,883)	$705

Net (loss) income per basic and diluted share of Common Stock	$(0.06)	$0.04	$(0.14)	$0.02
Weighted average common shares used to compute net loss per basic and diluted shares of Common Stock	51,096,292	45,861,208	49,998,057	45,067,793

Comprehensive (loss) income:
Net (loss) income	$(2,773)	$1,990	$(6,391)	$1,722
Comprehensive (loss) income	$(2,773)	$1,990	$(6,391)	$1,722

The accompanying notes are an integral part of these financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

Three Months Ended September 30, 2025
			Series A Convertible		Series B Convertible			Additional		Total
	Common Stock		Preferred Stock		Preferred Stock			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount		Capital	Deficit	Equity
Balance at July 1, 2025	50,728,535	$5	8,207	$-	-	$-	$	$120,783	$(109,027)	$11,761
Share-based compensation expense	-	-	-	-	-	-		638	-	638
Dividends on convertible preferred stock	153,409	-	-	-	-	-		164	(164)	-
Common Stock issued upon vesting of restricted stock units	615,766	-	-	-	-	-		-	-	-
Series B Convertible Preferred Stock issuance	-	-	-	-	4,500	-		4,500	-	4,500
Reclassification of warrant liability due to warrant amendment	-	-	-	-	-	-		-	-	-
Net loss for the period	-	-	-	-	-	-		-	(2,773)	(2,773)
Balance at September 30, 2025	51,497,710	5	8,207	$-	4,500	$-		$126,085	$(111,964)	$14,126

Nine months Ended September 30, 2025

Balance at January 1, 2025	47,101,631	$5	8,207	$-	-	$-		$105,326	$(105,081)	$250
Share-based compensation expense	-	-	-	-	-	-		3,073	-	3,073
Dividends on convertible preferred stock	406,045	-	-	-	-	-		492	(492)	-
Common Stock issued upon vesting of restricted stock units	773,368	-	-	-	-	-		-	-	-
Series B Convertible Preferred Stock issuance	-	-	-	-	4,500	-		4,500	-	4,500
Common Stock issued with Private Placement	3,216,666	-	-	-	-	-		543	-	543
Reclassification of warrant liability due to warrant amendment	-	-	-	-	-	-		12,151	-	12,151
Net loss for the period	-	-	-	-	-	-		-	(6,391)	(6,391)
Balance at September 30, 2025	51,497,710	$5	8,207	$-	4,500	$-		$126,085	$(111,964)	$14,126

The accompanying notes are an integral part of these financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

Three Months Ended September 30, 2024
			Series A Convertible		Series B Convertible		Additional		Total
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at July 1, 2024	45,793,112	$4	8,207	$-	-	$-	$102,793	$(98,956)	$3,841
Share-based compensation expense	-	-	-	-	-	-	896	-	896
Dividends on convertible preferred stock	-	-	-	-	-	-	(4)	(317)	(321)
Common Stock issued upon convertible preferred stock exercising conversion rights	-	-	-	-	-	-	-	-	-
Common Stock issued upon vesting of restricted stock units	76,278	-	-	-	-	-	-	-	-
Net income for the period	-	-	-	-	-	-	-	1,990	1,990
Balance at September 30, 2024	45,869,390	$4	8,207	$-	-	$-	$103,685	$(97,283)	$6,406
						-
Nine months Ended September 30, 2024

Balance at January 1, 2024	43,855,503	$4	9,898	$-	-	$-	$101,147	$(97,988)	$3,163
Common Stock issued upon exercise of stock options	232,081	-	-	-	-	-	588	-	588
Share-based compensation expense	-	-	-	-	-	-	1,814	-	1,814
Dividends on convertible preferred stock	128,233	-	-	-	-	-	136	(1,017)	(881)
Common Stock issued upon convertible preferred stock exercising conversion rights	1,391,183	-	(1,691)	-	-	-	-	-	-
Common Stock issued upon vesting of restricted stock units	262,390	-	-	-	-	-	-	-	-
Net income for the period	-	-	-	-	-	-	-	1,722	1,722
Balance at September 30, 2024	45,869,390	$4	8,207	$-	-	$-	$103,685	$(97,283)	$6,406

The accompanying notes are an integral part of these financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net (loss) income	$(6,391)	$1,722
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	455	646
Loss on disposition of assets	9	-
Share-based compensation	3,073	1,814
Warranty provision	42	(37)
Change in fair value of warrant liabilities	(3,158)	(12,517)
Non-cash lease expense	(278)	217
Provision for doubtful accounts	35	(89)
Inventory obsolescence reserve	(397)	12

Changes in assets and liabilities:
Accounts receivable	(1,344)	2,337
Inventories	1,106	(529)
Prepaid expenses and other current assets	(156)	666
Accounts payable	(13)	168
Operating lease liability	295	(99)
Customer deposits	34	(956)
Accrued liabilities and other	(876)	(370)
Warranty settlement	(13)	(42)
Deferred revenue	(105)	130
Changes in other non-current assets	58	8
Net cash used in operating activities	(7,624)	(6,919)

Cash Flows From Investing Activities:
Proceeds from maturities of short-term investments	-	7,500
Capital expenditures for property and equipment	(93)	(13)
Investment in patents and trademarks	(156)	(124)
Net cash (used in) provided by investing activities	(249)	7,363

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	-	588
Proceeds from issuance of Series B convertible preferred stock	4,500	-
Proceeds from issuance of warrants and common stock, net of offering costs	5,728	-
Dividends settled in cash	-	(120)
Net cash provided by financing activities	10,228	468

Net increase in cash and cash equivalents	2,355	912
Cash and cash equivalents, beginning of period	3,610	3,955
Cash and cash equivalents, end of period	$5,965	$4,867

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reclassification of warrant liabilities to additional paid in capital	$12,151	$94
Dividends on convertible preferred stock	$(492)	$(1,017)
Dividends settled with common stock	$492	$140

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

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), as filed with the SEC on March 31, 2025 and as amended on April 25, 2025. The accompanying unaudited condensed consolidated balance sheet as of September 30, 2025 has been derived from the audited consolidated balance sheet as of December 31, 2024, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

Where necessary, the prior year’s information has been reclassified to conform to the current year’s presentation.

Principles of Consolidation

The Company has three wholly owned subsidiaries, Wrap Reality, Inc., that sells a virtual reality (“VR”) training system primarily targeting law enforcement agencies, Intrensic, LLC (“Intrensic”), specializing in Body Worn Camera and Digital Evidence Management solutions and Wrap Federal, LLC. The condensed consolidated financial statements include the accounts of these subsidiaries after elimination of intercompany transactions and accounts.

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

On June 30, 2025, the Company entered into the Series A Warrant Amendment (as defined herein) and the 2025 Warrant Amendment (as defined herein). As a result, the Series A Warrants (as defined herein) and the PIPE Warrants (as defined herein), each satisfy the requirements outlined in ASC 815-10-15-74(a)(1) and in ASC 815-10-15-74(a)(2). Under ASC 815-40-35-10, the amended instruments qualify for equity-classification on a prospective basis. The effective date of the relating reclassification from warrant liabilities to additional paid-in capital was June, 30, 2025. See Footnote 8: Warrants for additional detail.

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

The Company issued the Series A Warrants (as defined herein), which are classified as liabilities and measured at fair value on a recurring basis, and the Company's Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) in one transaction. The proceeds from the issuances were allocated by using the with-and-without method. Under this method, the Company first allocated the proceeds to the Series A Warrants based on their initial fair value measurement and then allocated the remaining proceeds to the Series A Preferred Stock. On June 30, 2025, the Company and holders of the Series A Warrants amended the Series A Warrants, which allowed the Company to account for the Series A Warrants as equity under ASC 480 and a reclassification was recorded from warrant liability to additional paid-in-capital.

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

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced, and a receivable is recorded. A contract asset is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized after invoicing. The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract. The Company may receive consideration, per the terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been completed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met.

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

In computing diluted EPS, the Company adjusts the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the Series A Preferred Stock. Such add-back would also include any adjustments to equity in the period to accrete the Series A Preferred Stock to its redemption price, or recorded upon a redemption or induced conversion, if any. The Company adjusts the denominator used in the basic EPS computation, subject to anti-dilution requirements, to include the dilution from potential shares resulting from the issuance of the Series A Preferred Stock, restricted stock units, and stock options. Stock options and restricted stock units exercisable or issuable for a total of 7,089,678 shares and 4,979,745 shares of Common Stock were outstanding as of September 30, 2025 and 2024, respectively. These securities are not included in the computation of diluted net loss per share of Common Stock for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

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

2. REVENUE AND PRODUCT COSTS

Revenue consists of product revenue, technology enabled services, and managed services. Product sales include BolaWrap products and accessories. Technology enabled services includes VR revenue, service, training and shipping revenue. Managed services revenue includes consulting services delivered to third parties and billed on an agreed hourly fee basis when enforceable right to payment exists.

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company generally has an unconditional right to consideration when customers are invoiced, and a receivable is recorded. A contract asset is recognized when revenue is recognized prior to invoicing, or a contract liability (deferred revenue) when revenue will be recognized subsequent to invoicing. The Company recognizes an asset if there are incremental costs of obtaining a contract with a customer such as commissions. These costs are ascribed to or allocated to the underlying performance obligations in the contract. The Company may receive consideration, per the terms of a contract, from customers prior to transferring goods to the customer. The Company records customer deposits as a contract liability. Additionally, the Company may receive payments, most typically for service and warranty contracts, at the onset of the contract and before the services have been completed. In such instances, a deferred revenue liability is recorded. The Company recognizes these contract liabilities as revenue after all revenue recognition criteria are met. Estimated costs for the Company’s standard warranty, generally one-year, are charged to cost of products sold when revenue is recorded for the related product. Royalties are also charged to the cost of products sold.

The table below details the activity in our contract liabilities during the nine months ended September 30, 2025.

	Customer	Deferred
	Deposits	Revenue
Balance at January 1, 2025	$27	$505
Additions, net	34	491
Transfer to revenue	-	(596)
Balance at September 30, 2025	$61	$400
Current portion	$61	$382
Long-term portion	$-	$18

As of September 30, 2025, the Company’s deferred revenue of $400 consisted of $15 related to BolaWrap extended warranties and services, $20 related to WRAP Ready, $289 related to Intrensic extended warranties and services, $39 related to VR, and $37 related to training.

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

The following table shows the Company’s short-term investments by significant investment category as of September 30, 2025, and December 31, 2024.

	As of September 30, 2025
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$637	$-	$-	$637
Total Financial Assets	$637	$-	$-	$637

	As of December 31, 2024
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$631	$-	$-	$631
Total Financial Assets	$631	$-	$-	$631

Unrealized gains or losses resulting from our short-term investments are recorded in accumulated other comprehensive gain or loss as they are classified as available for sale. During the nine months ended September 30, 2025, as well as the nine months ended September 30, 2024, no gain (loss) was recorded to comprehensive loss.

The warrant liabilities are measured at fair value on a recurring basis. The subsequent measurement of the warrant liabilities as of September 30, 2025, is classified as Level 3 due to the use of an observable market quote in a non-active market and the management’s assumption of the expected stock price volatility.

The following table presents the fair value in the beginning of the period, the changes in the fair value, and the fair value at the end of the period of the warrant liabilities:

Level 3:	September 30, 2025	December 31, 2024
Fair value at inceptions for December 31, 2024 or the beginning of the period for September 30, 2025	$(10,131)	$(19,703)
Warrants issued with Private Placement	(5,178)	-
Change in fair value of warrant liabilities	3,158	9,572
Reclassification of warrant liabilities to equity	12,151	-
Fair value as of period end	$-	$(10,131)

The Company used a Monte Carlo simulation to estimate the fair value of warrant liabilities as of June 30, 2025, being the date the Company entered into the Series A Warrant Amendment and the 2025 Warrant Amendment.  Under ASC 815-40-35-10, the amended instruments qualify for equity-classification on a prospective basis. The effective date of the relating reclassification from warrant liabilities to additional paid-in capital was June, 30, 2025 (the "Reclassification Date"). The valuation was performed based on the amended terms of the Series A Warrants and PIPE Warrants. The following table summarizes the assumptions used to compute the fair value of the Company’s warrants:

MONTE CARLO SIMULATION MODEL – PIPE WARRANTS

As of
June 30, 2025
Reclassification Date
Expected stock price volatility	86%
Risk-free interest rate	3.73%
Dividends yield	0%
Terms (years)	4.5
Strike Price	$1.45
Stock Price	$1.56
Fair Value Per Warrant Share	$1.235

MONTE CARLO SIMULATION MODEL – 2025 WARRANTS

As of
June 30, 2025
Reclassification Date
Expected stock price volatility	89%
Risk-free interest rate	3.77%
Dividends yield	0%
Terms (years)	5.15
Strike Price	$1.8
Stock Price	$1.56
Fair Value Per Warrant Share	$1.132

The Company used the modified Black-Scholes option pricing model to determine the fair value of warrant liabilities as of December 31, 2024. The following table summarizes the assumptions used to compute the fair value of the Company’s warrants:

As of
December 31, 2024
Expected stock price volatility	88%
Risk-free interest rate	4.25%
Dividends yield	0%
Weighted average expected life of warrants (years)	3.5
Weighted average exercise price	$1.45

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

4. INVENTORIES

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the FIFO cost method. Inventories consisted of the following:

	September 30, 2025	December 31, 2024
Finished goods	$3,746	$4,387
Raw materials	1,798	2,263
Reserve for Obsolescence	(83)	(480)
Inventories - net	$5,461	$6,170

Inventory reserve expense was $83 and $270 for the three and nine months ended September 30, 2025, respectively, and $0 and $12 for the three and nine months ended September 30, 2024, respectively.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30, 2025	December 31, 2024

Production and lab equipment	$391	$432
Tooling	570	570
Computer equipment	175	229
Furniture, fixtures and improvements	78	120
	$1,214	$1,351
Accumulated depreciation	(1,076)	(1,205)
Property and equipment, net	$138	$146

Depreciation expense was $25 and $92 for the three and nine months ended September 30, 2025, respectively, and $82 and $312 for the three and nine months ended September 30, 2024, respectively.

6. INTANGIBLE ASSETS

Intangible Assets, net

Intangible assets, net consisted of the following:

	September 30, 2025	December 31, 2024
Amortizable intangible assets:
Patents	$1,093	$1,013
Trademarks	339	264
Purchased software and technology	1,752	1,752
Customer Relationships	160	160
	$3,344	$3,189
Accumulated amortization	(1,618)	(1,256)
Total amortizable	$1,726	$1,933
Indefinite life assets (non-amortizable)	421	421
Total intangible assets, net	$2,147	$2,354

Amortization expense was $125 and $362 for the three and nine months ended September 30, 2025, respectively, and $114 and $334 for the three and nine months ended September 30, 2024, respectively. The Company recognized impairment charges for Customer Relationships of $54 and $54 for the three and nine months ended September 30, 2025, respectively, related to the managed services realignment. No impairment charges were recognized in the three and nine months ended September 30, 2024.

As of September 30, 2025, future amortization expense is as follows:

2025 (3 months)	111
2026	370
2027	218
2028	218
2029	187
Thereafter	622
Total	1,726

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30, 2025	December 31, 2024
Patent and legal costs	$133	$60
Accrued compensation	138	121
Warranty costs	112	83
Royalty	79	81
Contract settlement	31	300
Accrued purchases	7	584
Taxes and other	63	174
Total	$563	$1,403

Changes in our estimated product warranty costs were as follows:

	Nine Months Ended September 30,
	2025	2024
Balance, beginning of period	$83	$72
Warranty settlements	(13)	(74)
Warranty provision	42	37
Balance, end of period	$112	$35

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

On August 18, 2025, the Company entered into a securities purchase agreement (the “Series B Purchase Agreement”) with certain accredited investors (collectively, the “Series B Purchasers”) for the issuance and sale in a private placement (the “Series B Private Placement”) of an aggregate of (i) 4,500 shares of the Company’s newly-designated Series B Convertible Preferred Stock, with a par value of $0.0001 per share and a stated value of $1,000 per share, initially convertible into up to 3,000,000 shares of Common Stock, at an initial conversion price of $1.50 per share (the “Series B Preferred Stock”), and (ii) accompanying warrants (“Series B Warrants”) to purchase up to 3,000,000 shares of Common Stock, with an initial exercise price of $1.50 per share. The Series B Warrants and the shares of Series B Preferred Stock will be exercisable or convertible, respectively, into shares of Common Stock (“Series B Conversion Shares”) beginning on the effective date of stockholder approval of (i) under Nasdaq Stock Market Rule 5635(d), the issuance of shares of Common Stock in excess of 19.99% of the Company’s issued and outstanding shares of Common Stock at prices below the “Minimum Price” (as defined in Rule 5635 of the Rules of the Nasdaq Stock Market) on the date of the Series B Purchase Agreement pursuant to the terms of the Series B Preferred Stock and the Series B Warrants, and (ii) an increase in the authorized shares of the Company (the “Series B Stockholder Approval”). As of the date of this Quarterly Report on Form 10-Q, the Company has not obtained the Series B Stockholder Approval. However, the Company plans to hold a special meeting of its stockholders on December 12, 2025, to, among other things, obtain the Series B Stockholder Approval. The Series B Warrants will expire five years from the effective date of the Series B Stockholder Approval.

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

Amortization expense was $76 and $204 for the three and nine months ended September 30, 2025, respectively, and $74 and $217 for the three and nine months ended September 30, 2024, respectively. Operating lease expense for capitalized operating leases included in operating activities was $154 and $463 for the three and nine months ended September 30, 2025, respectively, and $154 and $463 for the three months and nine months ended September 30, 2024, respectively.

Operating lease obligations recorded on the balance sheet at September 30, 2025 are:

Operating lease liability - short term	$305
Operating lease liability - long term	2,186
Total Operating Lease Liability	$2,491

Future lease payments included in the measurement of lease liabilities on the balance sheet at September 30, 2025 for future periods are as follows:

2025 (3 months)	$155
2026	627
2027	642
2028	658
2029	674
Thereafter	813
Total future minimum lease payments	$3,569
Less imputed interest	(1,078)
Total	$2,491

The weighted average remaining lease term is 5.37 years, and the weighted average discount rate is 13.50%.

Certain leases contain provisions for payment of real estate taxes, insurance and maintenance costs by the Company. These expenses are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. The Company had $2 and $33 variable lease expenses for the three and nine months ended September 30, 2025, respectively, and $23 and $41 variable lease expenses for the three and nine months ended September 30, 2024, respectively.

The Company had no short-term lease expenses for the three and nine months ended September 30, 2025, respectively, and had $1 and $16 in short-term lease expenses for the three and nine months ended September 30, 2024, respectively. The Company does not have any finance leases.

10. STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 150,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”), of which 10,000 and 4,500 are designated as Series A and Series B Preferred Stock, respectively.

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

At the time of issuance, $2,036 of the net proceeds less transaction cost of the Series A Purchase Agreement was allocated to the 10,000 shares of Series A Preferred Stock initially issued. As of December 31, 2024, a total of 1,793 shares of Series A Preferred Stock were converted into approximately 1,468,000 shares of Common Stock. There were no additional conversions in the nine months ended September 30, 2025. As of September 30, 2025, the Company has authorized, declared and paid $492 in dividends in the form of shares of the Company’s Common Stock during the nine months ended September 30, 2025. For the nine months ended September 30, 2024, authorized and declared dividends totaling $1,017, of which $60 was paid in cash, $129 was paid in shares of the Company’s Common Stock.

Series B Preferred Stock

On August 18, 2025, the Company entered into the Series B Purchase Agreement with the Series B Purchasers for the issuance and sale in a private placement of an aggregate of (i) 4,500 shares of the Company’s Series B Preferred Stock initially convertible into up to 3,000,000 shares of Common Stock, at an initial conversion price of $1.50 per share, and (ii) accompanying Series B Warrants to purchase up to 3,000,000 shares of Common Stock, with an initial exercise price of $1.50 per share. The Series B Warrants and the shares of Series B Preferred Stock will be exercisable or convertible, respectively, into shares of Common Stock beginning on the effective date of stockholder approval of (i) under Nasdaq Stock Market Rule 5635(d), the issuance of shares of Common Stock in excess of 19.99% of the Company’s issued and outstanding shares of Common Stock at prices below the “Minimum Price” (as defined in Rule 5635 of the Rules of the Nasdaq Stock Market) on the date of the Series B Purchase Agreement pursuant to the terms of the Series B Preferred Stock and the Series B Warrants, and (ii) an increase in the authorized shares of the Company. As of the date of this Quarterly Report on Form 10-Q, the Company has not obtained the Series B Stockholder Approval. However, the Company plans to hold a special meeting of its stockholders on December 12, 2025, to, among other things, obtain the Series B Stockholder Approval. The Series B Warrants will expire five years from the effective date of the Series B Stockholder Approval.

On August 20, 2025, the Company filed the Series B Certificate of Designations, thereby creating the Series B Preferred Stock. The Series B Certificate of Designations became effective with the Secretary of State of the State of Delaware upon filing. The terms of the Series B Convertible Preferred Stock are as set forth in the Series B Certificate of Designations. The Series B Preferred Stock are convertible into the Series B Conversion Shares at the election of the holders of the Series B Preferred Stock at any time at an initial conversion price of $1.50 per share. The conversion price is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like (subject to certain exceptions).

Holders of the Series B Preferred Stock shall be entitled to receive dividends when and as declared by the Board, from time to time, in its sole discretion, which dividends will be paid by the Company out of funds legally available therefor, payable, subject to the conditions and other terms of the Series B Certificate of Designations, in cash, in securities of the Company or using assets as determined by the Board on the stated value of such Series B Preferred Stock.

Except as otherwise provided in the Series B Certificate of Designations or as otherwise required by law, the Series B Preferred Stock has no voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of Series B Preferred Stock of a majority of the then outstanding shares of the Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the of the Series B Preferred Stock or alter or amend the Series B Certificate of Designations, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series B Preferred Stock, (c) increase the number of authorized shares of the Series B Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

There is no established public trading market for the Series B Preferred Stock and the Company does not intend to list the Series B Preferred Stock on any national securities exchange or nationally recognized trading system.

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

As of September 30, 2025, there were 4,654,885 shares of Common Stock remaining available for grant under the 2017 Plan.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2025:

		Weighted Average
	Options on		Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding January 1, 2025	3,944,284	$2.12	8.30	$1,486
Granted	4,113,927	1.82	-	-
Exercised	-	-	-	-
Forfeited, cancelled, expired	(2,024,762)	5.21	-	-
Outstanding September 30, 2025	6,033,449	$1.91	8.38	$3,541
Exercisable September 30, 2025	1,625,078	$2.43	6.56	$856

As of September 30, 2025, there were 4,743,283 service-based stock options outstanding, and 1,290,166 performance-based stock options outstanding which were granted in October 2023 to the Company’s current Chief Executive Officer, subject to vesting based on future market capitalization targets.

The Company uses the Black-Scholes option pricing model to determine the fair value of the service-based options that have been granted. The following table summarizes the assumptions used to compute the fair value of options granted to employees and non-employees:

	For the Nine Months Ended September 30,
	2025	2024
Expected stock price volatility	76%	76%
Risk-free interest rate	3.87%	3.79%
Expected dividend yield	0%	0%
Expected life of options	6	6
Weighted-average fair value of options granted	$1.28	$1.48

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

Stock option expense was $295 and $341 for the three months ended September 30, 2025 and 2024, respectively. Stock option expense was $1,158 and $776 for the nine months ended September 30, 2025 and 2024, respectively.

Restricted Stock Units

The Plan provides for the grant of restricted stock units (“RSUs”). RSUs are settled in shares of the Company’s Common Stock as the RSUs vest. The following table summarizes RSU activity for the nine months ended September 30, 2025:

		Weighted	Weighted
	Service-Based	Average Grant	Average Vesting
	RSU's	Date Fair Value	Period (Years)
Unvested at January 1, 2025	988,102	$2.25	3.67
Granted-service based	841,495	1.86	-
Vested	(773,368)	1.91	-
Forfeited and cancelled	-	-	-
Unvested at September 30, 2025	1,056,229	$2.19	2.31

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

RSU expense was $343 and $555 for the three months ended September 30, 2025 and 2024, respectively. RSU expense was $1,915 and $1,038 for the nine months ended September 30, 2025 and 2024, respectively.

Share-Based Compensation Expense

The Company recorded share-based compensation for options and RSUs in its statements of operations for the relevant periods as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Selling, general, and administrative	$632	$878	$3,004	$1,735
Research and development	6	18	69	79
Total share-based expense	$638	$896	$3,073	$1,814

As of September 30, 2025, total estimated compensation cost of stock options granted and outstanding but not yet vested was $3,974 which is expected to be recognized over the weighted average period of 3.01 years.

As of September 30, 2025, total estimated compensation cost of RSUs granted and outstanding but not yet vested was $1,282, which is expected to be recognized over the weighted average period of 2.31 years.

12. DEFINED CONTRIBUTION PLAN

The Company has a defined contribution savings plan for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. This plan was formed on January 1, 2022. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company’s contributions for each of the nine months ended September 30, 2025 and 2024 was $23 and $0, respectively.

13. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2025, the Company was committed for approximately $391 for future component deliveries that are generally subject to modification or rescheduling in the normal course of business.

Indemnifications and Guarantees

Our officers and directors are indemnified as to personal liability as provided by Delaware law and the Company’s certificate of incorporation and bylaws. The Company may also undertake indemnification obligations in the ordinary course of business related to its operations. The Company is unable to estimate with any reasonable accuracy the liability that may be incurred pursuant to any such indemnification obligations now or in the future. Because of the uncertainty surrounding these circumstances, the Company’s current or future indemnification obligations could range from immaterial to having a material adverse impact on its financial position and its ability to continue in the ordinary course of business. The Company has no liabilities recorded for such indemnities.

Regulatory Agencies

The Company is subject to oversight from regulatory agencies regarding firearms that arise in the ordinary course of its business.

Litigation

The Company is subject to litigation and other claims in the ordinary course of business. The Company records a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. As of September 30, 2025, the Company had no provision for liability under existing litigation.

Facility lease

The Company entered into a facility lease agreement for its new production facility based in Norton, Virginia. The initial term of the agreement is for five years and commenced on October 1, 2025 (the "Term"). The Company was granted early occupancy of the facility for use beginning on August 18, 2025. The total cash payments to the lessor during the Term are $600.

14. RELATED PARTY TRANSACTIONS

Series A Preferred Stock

On June 29, 2023, the Company entered into the Series A Purchase Agreement with certain investors, including Scot Cohen, the Company’s Chief Executive Officer, and V4 Global LLC (“V4”). Mr. Cohen has voting and dispositive control with respect to the securities and is deemed to be the beneficial owner of the securities held by V4. Pursuant to the Series A Purchase Agreement, the Company issued Mr. Cohen and V4 an aggregate of 3,000 shares of Series A Preferred Stock and Series A Warrants to purchase up to an aggregate of 2,068,966 shares of Common Stock for aggregate gross proceeds of $3,000. For the nine months ended September 30, 2025, Mr. Cohen earned dividends totaling $120 on his Series A Preferred Stock.

PIPE Financing

On February 24, 2025, the Company entered into the PIPE Purchase Agreement with certain accredited including: V4 Global, LLC (“V4”), an entity controlled by Mr. Cohen, the Company’s Chief Executive Officer; Continuum Ventures, LLC (“Continuum”), an entity controlled by Jared Novick, the Company’s President and Chief Operating Officer; and Savbo Investments LLC (“Savbo”), an entity controlled by Marc Savas, a member of the Company’s Board, pursuant to which, the Company issued and sold in a private placement an aggregate of 3,216,666 shares of Common Stock and PIPE Warrants with an exercise price of $1.80 per share, to purchase up to 3,216,666 shares of Common Stock (the “Private Placement”). Pursuant to the PIPE Private Placement, the Company sold to (i) V4 1,100,000 shares of Common Stock and PIPE Warrants to purchase up to an aggregate of 1,100,000 shares of Common Stock, for aggregate gross proceeds of $1,980, (ii) Continuum an aggregate of 275,000 shares of Common stock and PIPE Warrants to purchase up to an aggregate of 275,000 shares of Common Stock for aggregate gross proceeds of $495 and (iii) Savbo an aggregate of 50,000 shares of Common stock and PIPE Warrants to purchase up to an aggregate of 50,000 shares of Common Stock for aggregate gross proceeds of $90.

On August 18, 2025, the Company entered into the Series B Purchase Agreement with the Series B Purchasers, including V4, pursuant to which, the Company issued and sold in a private placement an aggregate of (i) 4,500 shares of the Company’s Series B Preferred Stock initially convertible into up to 3,000,000 shares of Common Stock, at an initial conversion price of $1.50 per share, and (ii) accompanying Series B Warrants to purchase up to 3,000,000 shares of Common Stock, with an initial exercise price of $1.50 per share. Pursuant to the Series B Private Placement, the Company sold to V4 1,000 shares of Series B Preferred Stock and 666,667 Series B Warrants for aggregate gross proceeds of $100.

15. MAJOR CUSTOMERS AND RELATED INFORMATION

For the three months ended September 30, 2025, revenue from one customer accounted for approximately 93% of revenue, with no other single customer accounting for more than 10% of total revenue. For the three months ended September 30, 2024, revenue from one distributor accounted for approximately 20% with no other single customer accounting for more than 10% of total revenue.

For the nine months ended September 30, 2025, revenue from three distributors accounted for approximately 42%, 11%, and 10% of revenue, respectively, with no other single customer accounting for more than 10% of total revenue. For the nine months ended September 30, 2024, revenue from two distributors accounted for approximately 28% and 17% of revenue, respectively, with no other single customer accounting for more than 10% of total revenue.

At September 30, 2025, accounts receivable from one customer accounted for 76%, of net accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2024, accounts receivable from two distributors accounted for 11% and 10%, respectively, of net accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance.

The following table summarizes revenue by geographic region. Revenue is attributed to countries based on customer’s delivery location:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Americas	$(70)	$585	$1,522	$3,583
Europe, Middle East and Africa	1,540	7	1,725	51
Asia Pacific	21	1	21	8
Total revenues	$1,491	$593	$3,268	$3,642

16. W1 ACQUISITION

On February 18, 2025, the Company and W1, entered into an Asset Purchase Agreement, dated as of February 18, 2025 pursuant to which, subject to the terms and conditions set forth therein, the Company agreed to acquire substantially all the assets of W1 used in, held for use in or relating to the business of advisory and investigative professional services which related to specific identified customer contracts. The Company recorded the transaction as an Asset Acquisition in accordance with ASC 805 and recorded $54 as intangible assets included in Customer Relationships (See Note 6 “Intangible Assets” above). The Company has preliminarily assigned a three-year life to such Customer Relationships.

The Company acquired W1 Global to integrate technology enablement into its core offerings and expand into managed technology services supporting the BolaWrap go-to-market strategy. Following a third-quarter evaluation, the company determined that W1’s investigative services were not essential to Wrap’s domestic or international expansion; however, customers strongly valued managed services related to policy and training. As a result, Wrap will continue focusing on managed services in policy governance and training to advance the next era of non-lethal technology development, delivering an integrated response package that combines technology with the support, policy alignment, and governance needed for adoption at the state and federal levels.

17. SUBSEQUENT EVENTS

Mutual Separation with Jerry Ratigan and Appointment of Scot Cohen

On October 21, 2025, the Company and Jerry Ratigan, who served as the Company’s Chief Financial Officer, Principal Accounting Officer and Principal Financial Officer, mutually agreed to the separation of Mr. Ratigan from such roles, effective as of October 24, 2025.

The terms of Mr. Ratigan’s separation from the Company have been memorialized pursuant to a General Release and Severance Agreement, dated as of October 21, 2025, which was executed by the Company and Mr. Ratigan on October 24, 2025 (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Ratigan is entitled to receive a severance payment in an amount equal to $50,000, representing three months of Mr. Ratigan’s base salary, less all lawful and authorized withholdings and deductions, payable in a lump sum on the Company’s first regular pay date following the Effective Date (as defined in the Separation Agreement). In exchange for the consideration provided to Mr. Ratigan in the Separation Agreement, Mr. Ratigan agreed to waive and release any claims in connection with Mr. Ratigan’s employment and separation from the Company. On October 25, 2025, the board of directors of the Company appointed Scot Cohen, who serves as the Company’s Chief Executive Officer and Principal Executive Officer, to the position of Chief Executive Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, effective immediately.

Appointment of John Shulman to the Board of Directors

On October 25, 2025, the Board increased the size of the Board to six (6) members and appointed John Shulman to serve as a member of the Company’s Board, to serve until the Company’s next annual meeting of stockholders or until his successor is duly elected and qualified. Mr. Shulman will be entitled to the standard compensation paid by the Company to all its nonemployee directors under the Company’s director compensation program.

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

References in this management’s discussion and analysis to “we,” “us,” “our,” “the Company,” “our Company,” or “Wrap” refer to Wrap Technologies, Inc. and its subsidiaries.

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

In 2025, we expanded our product portfolio with the launch of WrapTactics, a digital pre-escalation and performance training platform, and WrapVision, a North American-made body-worn camera solution designed to meet federal procurement standards. We also advanced several counter-unmanned-aircraft-system (“C-UAS”) initiatives, including our MERLIN and PAN-DA programs, which apply our tether-deployment technology to non-lethal drone interdiction and defense applications. These developments broaden our reach beyond traditional policing to include defense, homeland security, and other public-safety markets, while maintaining our focus on de-escalation, accountability, and safer outcomes.

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

WrapTactics Digital Training Platform - a subscription-based digital learning and training system that delivers short-form, scenario-based courses focused on pre-escalation tactics, emotional regulation, and post-deployment control techniques. The platform reinforces officer readiness through burst-learning modules and supports recurring-revenue opportunities by integrating with Wrap’s bundled offerings, WrapReady and WrapPlus. WrapTactics includes an exclusive partnership with STORM Training Group, whose evidence-based defensive-tactics curriculum is incorporated into Wrap’s subscription ecosystem to provide post-BolaWrap arrest and control instruction

WrapReality Training Simulator- a fully immersive VR training simulator that provides first responders with realistic, interactive scenarios designed to improve decision-making under pressure. The system continues to expand its content library and complements WrapTactics and BolaWrap deployments.

WrapVision Body-Worn Camera and Evidence Management System - a North American-made, Trade Agreements Act-compliant body-worn camera solution designed for law enforcement, public-safety, and healthcare users. The device integrates LTE, Wi-Fi, Bluetooth, and VPN connectivity for secure live streaming, provides up to twelve hours of operation per charge, and is compatible with leading video-management platforms. WrapVision complements our pre-escalation and accountability initiatives by offering secure domestic data storage and alignment with federal procurement standards.

C-UAS and Drone-Based Solutions - we have expanded into the C-UAS and aerial-interdiction markets through multiple research, development, and demonstration programs including:

• MERLIN 1- a lightweight, modular, open-architecture system that equips drones and ground robots with Wraps BolaWrap cassette and multi-shot 1KC entanglement cassette for rapid, low-collateral interdiction of Group-1 UAS threats. Designed for plug-and-play integration and tool-less reload, it delivers precise effects and operator-simple controls for public safety and defense missions.

• Project PAN-DA (Personal Anti-Drone Armament) - a handheld, surface-to-air, quick-reaction C-UAS launcher derived from the BolaWrap 150 platform, providing individual operators with a portable non-lethal defense capability against small drones.

• 1KC Wide Area Kinetic Anti-Drone Cassette - a patent-pending, modular cassette designed for integration with PAN-DA and MERLIN systems to enable wide-area coverage and multiple drone engagements per mission.

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

Recent Developments

Leadership Changes

In the third and fourth quarters of 2025, the Company strengthened its leadership team with several key appointments. On July 2, 2025, Dr. Todd Larson, was named Strategic Advisor to lead the development of WrapTactics. On September 24, 2025, Joseph Cameron was appointed Chief Revenue Officer of the Company, and on October 27, 2025, Braden Frame was appointed Chief Commercial Officer of the Company.

On October 21, 2025, the Company and Jerry Ratigan, who served as the Company’s Chief Financial Officer, Principal Accounting Officer and Principal Financial Officer, mutually agreed to the separation of Mr. Ratigan from such roles, effective as of October 24, 2025. The terms of Mr. Ratigan’s separation from the Company have been memorialized pursuant to a General Release and Severance Agreement, dated as of October 21, 2025 (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Ratigan is entitled to receive a severance payment in an amount equal to $50,000, representing three months of Mr. Ratigan’s base salary, less all lawful and authorized withholdings and deductions, payable in a lump sum on the Company’s first regular pay date following the Effective Date (as defined in the Separation Agreement). In exchange for the consideration provided to Mr. Ratigan in the Separation Agreement, Mr. Ratigan agreed to waive and release any claims in connection with Mr. Ratigan’s employment and separation from the Company.

In connection with Mr. Ratigan’s separation, on October 25, 2025, the board of directors of the Company appointed Scot Cohen, to the position of Principal Financial Officer and Principal Accounting Officer, effective as of October 25, 2025. On October 25, 2025, the Board increased the size of the Board to six (6) members and appointed John Shulman to serve as a member of the Company’s Board, to serve until the Company’s next annual meeting of stockholders or until his successor is duly elected and qualified. Mr. Shulman will be entitled to the standard compensation paid by the Company to all its nonemployee directors under the Company’s director compensation program.

Business and Product Developments

In the third and fourth quarters of 2025, we announced the following relating to our business and products:

• In August 2025, we launched WrapVision, a North American-made, Trade Agreements Act-compliant, all-in-one body-worn-camera and digital-evidence-management platform for law enforcement, public-safety, and healthcare users. WrapVision integrates secure data storage, LTE connectivity, and compatibility with major video-management systems.

• In August 2025, we initiated our Drone Counter-UAS R&D Program, adapting the BolaWrap 150 for kinetic aerial delivery. The program’s first concept, Wrap MERLIN-1, is a modular drone-mounted payload engineered to entangle and neutralize hostile drones mid-flight, representing our first entry into the defense and allied-operations market.

• In August 2025, we unveiled Project PAN-DA, a handheld, surface-to-air, quick-reaction C-UAS concept derived from our BolaWrap 150 platform. PAN-DA is intended to provide individual operators with a portable, non-lethal defense tool capable of disabling small unmanned aerial systems at close range.

• In August 2025, we introduced the 1KC Wide Area Kinetic Anti-Drone Cassette, a patent-pending modular payload designed for defense and homeland-security operators. The 1KC system extends our C-UAS portfolio by enabling multi-drone interdiction capability using tether-and-anchor technology.

• In November 2025, in collaboration with Vector, we achieved the first known air-to-air interdiction using our BolaWrap entanglement system. The successful demonstration of the MERLIN-Interdictor payload on Vector’s Hammer drone platform bolstered our C-UAS program and demonstrated the feasibility of non-lethal aerial interdiction in live-flight conditions.

Strategic Partnerships

On October 2, 2025, we announced a strategic partnership with Carahsoft Technology Corp. (“Carahsoft”). Under the agreement, Carahsoft will serve as Wrap's Master Government Aggregator, making our portfolio of technologies available to the public sector through Carahsoft's reseller partners and National Association of State Procurements Officials (NASPO) ValuePoint and OMNIA Partners contracts.

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

The company acquired W1 Global to integrate technology enablement into its core offerings and expand into managed technology services supporting the BolaWrap go-to-market strategy. Following a third-quarter evaluation, the company determined that W1’s investigative services were not essential to Wrap’s domestic or international expansion; however, customers strongly valued managed services related to policy and training. As a result, Wrap will continue focusing on managed services in policy governance and training to advance the next era of non-lethal technology development, delivering an integrated response package that combines technology with the support, policy alignment, and governance needed for adoption at the state and federal levels.

Entry into Series B Securities Purchase Agreement

On August 18, 2025, the Company entered into a securities purchase agreement (the “Series B Purchase Agreement”) with certain accredited investors (collectively, the “Series B Purchasers”) for the issuance and sale in a private placement (the “Series B Private Placement”) of an aggregate of (i) 4,500 shares of the Company’s newly-designated Series B Convertible Preferred Stock, with a par value of $0.0001 per share and a stated value of $1,000 per share, initially convertible into up to 3,000,000 shares of Common Stock, at an initial conversion price of $1.50 per share (the “Series B Preferred Stock”), and (ii) accompanying warrants (“Series B Warrants”) to purchase up to 3,000,000 shares of Common Stock, with an initial exercise price of $1.50 per share. The Series B Warrants and the shares of Series B Preferred Stock will be exercisable or convertible, respectively, into shares of Common Stock (“Series B Conversion Shares”) beginning on the effective date of stockholder approval of (i) under Nasdaq Stock Market Rule 5635(d), the issuance of shares of Common Stock in excess of 19.99% of the Company’s issued and outstanding shares of Common Stock at prices below the “Minimum Price” (as defined in Rule 5635 of the Rules of the Nasdaq Stock Market) on the date of the Series B Purchase Agreement pursuant to the terms of the Series B Preferred Stock and the Series B Warrants, and (ii) an increase in the authorized shares of the Company (the “Series B Stockholder Approval”). As of the date of this Quarterly Report on Form 10-Q, the Company has not obtained the Series B Stockholder Approval. However, the Company plans to hold a special meeting of its stockholders on December 12, 2025, to, among other things, obtain the Series B Stockholder Approval. The Series B Warrants will expire five years from the effective date of the Series B Stockholder Approval. On August 20, 2025, the Company filed the Certificate of Designations of Series B Preferred Stock with the Secretary of State of the State of Delaware (the “Series B Certificate of Designations”), thereby creating the Series B Preferred Stock. The Series B Certificate of Designations became effective with the Secretary of State of the State of Delaware upon filing. The terms of the Series B Convertible Preferred Stock are as set forth in the Series B Certificate of Designations.

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

As part of our efforts to expand our sales and distribution operations, we provide a comprehensive training program for law enforcement officers and trainers in using the BolaWrap. This training equips them with knowledge about the appropriate use and limitations of BolaWrap in tandem with modern policing techniques for de-escalation of encounters. We now focus on also teaching when and why BolaWrap should be used, including the specific area of success, such as after verbal commands break down and before the law enforcement officer is ready to escalate to less lethal pain compliance tools. We believe that law enforcement trainers and officers who have been trained to use our products, or have witnessed demonstrations, are more inclined to support the acquisition and deployment of our products by their respective departments to drive successful outcomes. As of September 30, 2025, over 1,590 agencies have received BolaWrap training with over 5,600 training officers at those agencies certified as BolaWrap instructors and qualified to train the rest of their departments, representing a 4% increase in agencies and a 3% increase in trained officers as compared to September 30, 2024.

Operating expense of $3.6 million for the three months ended September 30, 2025 decreased by $0.3 million, when compared to $3.9 million for the three months ended September 30, 2024, as a result of the Company’s ongoing cost containment initiatives enacted beginning during the first half of 2024. Operating expense of $11.5 million for the nine months ended September 30, 2025 decreased by $1.5 million, when compared to $13.0 million for the nine months ended September 30, 2024.

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

As of September 30, 2025, we had backlog of approximately $80 thousand which was expected to be delivered in the fourth quarter of 2025. Additionally, as of September 30, 2025, we had deferred revenue of $400 thousand consisting of $39 thousand related to VR, $289 thousand related to Intrensic, $35 thousand related to BolaWrap extended warranties and services and $37 thousand related to training. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation, in the normal course of business.

We believe that we have adequate financial resources to sustain our operations for the next twelve months. We recorded net loss from operations of $2.8 million during the three months ended September 30, 2025, compared to a net loss from operations of $3.6 million for the three months ended September 30, 2024; primarily driven by a decrease in operating expenses. For the nine months ended September 30, 2025 and September 30, 2024, we recorded net loss from operations of $9.5 and $10.9 million, respectively; primarily driven by a decrease in operating expenses. Net cash used in operations increased by $0.7 million, from a net cash used in operating activities of $6.9 million for the nine months ended September 30, 2024, to net cash used in operating activities of $7.6 million for the nine months ended September 30, 2025.

We expect that we will continue to innovate new applications for our public safety technology, open new geographies, develop new products and technologies to meet diverse customer requirements and identify and develop new markets for our products.

Supply chain disruptions could also affect our operations and could negatively impact our ability to source materials, manufacture and distribute products in the future. Moreover, financial markets continue to experience significant volatility, which could potentially affect our ability to enter or modify favorable terms and conditions regarding equity and debt financing activities. Nevertheless, we had $6.0 million in cash and cash equivalents as of September 30, 2025 as compared to $3.6 million as of December 31, 2024. We therefore believe we have sufficient capital to fund our operations for the next twelve months following the date of this Quarterly Report on Form 10-Q. However, we may require additional working capital and liquidity constraints and access to capital markets could still negatively affect our liquidity and may require changes to our plan of operations.

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

Warrants. The Company accounts for warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of September 30, 2025, all warrants are classified as equity-classified instruments.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the period ended September 30, 2025. Our accounting policies are more fully described in Note 1. Organization and Summary of Significant Accounting Policies in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 31, 2025, as amended on April 25, 2025.

Segment and Related Information

The Company operates as a single segment. The Company’s chief operating decision maker is Scot Cohen, the Company’s Executive Chairman and Chief Executive Officer, who manages operations for purposes of allocating resources. Refer to Note 15. Major Customers and Related Information, to our unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q for further discussion.

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

Results of Operations

Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024 (Unaudited)

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,		Change
	2025	2024	$	%
		(in thousands, except percentage change)
Revenues:
Product sales	$1,743	$434	$1,309	302%
Managed services	242	-	242	-%
Technology enabled services	37	159	(122)	(77)%
Total revenues, gross	2,022	593	1,429	241%
Sales returns and allowances	(531)	-	(531)	-%
Total revenues, net	1,491	593	898	151%
Cost of revenue	608	358	250	70%
Gross profit	883	235	648	276%

Operating Expenses:
Selling, general and administrative	3,477	3,334	143	4%
Research and development	167	527	(360)	(68)%
Total operating expenses	3,644	3,861	(217)	(6)%
Loss from operations	$(2,761)	$(3,626)	$865	(24)%

Revenue

We reported gross revenue for the three months ended September 30, 2025 of $2.0 million, an increase of 241% compared to the three months ended September 30, 2024. We reported net revenue of $1.5 million for the three months ended September 30, 2025, as compared to $593 thousand for the three months ended September 30, 2024, or a 151% increase. The gross revenue and net revenue for the three months ended September 30, 2025 was offset by a sales return and allowances of $0.5 million related to the return of product from a distributor in connection with a change in the Company’s go-to-market strategy. The increase for the three months ended September 30, 2025, as compared to September 30, 2024, is primarily a result of increases in product sales combined with added revenue from managed services.

Gross Profit

Our gross profit for the three months ended September 30, 2025, was $0.9 million, or a gross margin of 59%. Our gross profit for the three months ended September 30, 2024, was $235 thousand, or a gross margin of 40%. The increase in gross profit represented a 276% increase compared to the three months ended September 30, 2024, because of increased volume of the Bola Wrap 150 product sales and the added high-margin revenue from the Company’s acquisition of W1 in February 2025.

Our margins are subject to variations based on the sales channels and product mix through which our products are sold. At present, our cassettes have lower margins than BolaWrap devices. As we scale cassette production, we will look to reduce our costs and drive higher cassette margins. Cassettes were a total of 6% of product sales and 7% of our overall revenue in the three months ended September 30, 2025, and is expected to continue to grow as a recurring revenue base as more BolaWrap devices are in the field and the usage of BolaWrap increases.

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

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense of $3.5 million for the three months ended September 30, 2025, an increase of $0.2 million when compared to $3.3 million for the three months ended September 30, 2024. The increase in SG&A expense was primarily the result of increased professional fees.

Share-based compensation costs allocated to SG&A totaled $0.6 million for the three months ended September 30, 2025, compared to $0.9 million for the three months ended September 30, 2024, primarily due to the cancellation or forfeiture of options and grants.

Salaries and burden costs of $1.1 million for the three months ended September 30, 2025, were $0.2 million higher than the three months ended September 30, 2024. This increase reflects the addition of high-caliber talent offset by a decrease in share-based compensation, coupled with ongoing cost containment efforts, during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.

Advertising and promotion costs were $80 thousand for the three months ended September 30, 2025, or a decrease of $1 thousand as compared to $81 thousand during the three months ended September 30, 2024. The changes in advertising costs were primarily related to increased promotion and advertising activities, partially offset by decreases in tradeshow and promotional item expenses.

Research and Development Expense

Research and development expenses totaling $167 thousand decreased by $360 thousand for the three months ended September 30, 2025, when compared to the three months ended September 30, 2024. We incurred a $375 thousand period-over-period decrease in compensation expense as well as a $12 thousand period-over-period decrease in share-based compensation expense allocated to research and development expense because of reduction of personnel. Outside consulting costs decreased by $21 thousand for the three months ended September 30, 2025, when compared to the three months ended September 30, 2024, primarily due to the Company’s cost reduction initiatives.

Operating Loss

Loss from operations of $2.8 million during the three months ended September 30, 2025, was an improvement of $0.9 million compared to loss from operations of $3.6 million during the three months ended September 30, 2024, primarily reflecting the increased revenues offset by lower operating costs from the Company’s cost containment efforts.

Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024 (Unaudited)

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Quarterly Report on Form 10-Q.

	Nine Months Ended September 30,		Change
	2025	2024	$	%
		(in thousands, except percentage change)
Revenues:
Product sales	$2,293	$3,012	$(719)	(24)%
Managed services	1,241	-	1,241	-%
Technology enabled services	265	630	(365)	(58)%
Total revenues, gross	3,799	3,642	157	(4)%
Sales returns and allowances	(531)	-	(531)	-%
Total revenues, net	3,268	3,642	(374)	(10)%
Cost of revenue	1,303	1,587	(284)	(18)%
Gross profit	1,965	2,055	(90)	(4)%

Operating Expenses:
Selling, general and administrative	10,887	11,029	(142)	(1)%
Research and development	619	1,960	(1,341)	(68)%
Total operating expenses	11,506	12,989	(1,483)	(11)%
Loss from operations	$(9,541)	$(10,934)	$1,393	(13)%

Revenue

Gross revenue totaled $3.8 million for the nine months ended September 30, 2025, as compared to $3.6 million in the three months ended September 30, 2024. Net revenue totaled $3.3 million for the nine months ended September 30, 2025, as compared to $3.6 million for the nine months ended September 30, 2024, or a 10% decrease. The gross revenue and net revenue for the nine months ended September 30, 2025 was offset by a sales return and allowances of $0.5 million related to the return of product from a distributor in connection with a change in the Company’s go-to-market strategy. The decrease for the nine months ended September 30, 2025, as compared to September 30, 2024, is primarily a result of lower product orders offset by the added managed services revenue from the acquisition of the W1 business.

Gross Profit

Our gross profit for the nine months ended September 30, 2025, was $2.0 million, or a gross margin of 61%. Our gross profit for the nine months ended September 30, 2024, was $2.1 million, or a gross margin of 56%. The decrease in gross profit represented a 4% decrease compared to the nine months ended September 30, 2024, because of lower volume of the Bola Wrap 150 product sales offset by the added high-margin revenue from the Company’s acquisition of W1 in February 2025.

Our margins are also subject to variations based on the sales channels and product mix through which our products are sold. At present, our cassettes have lower margins than BolaWrap devices. As we scale cassette production, we will look to reduce our costs and drive higher cassette margins. Cassettes were a total of 9% of our product sales and 6% of overall revenue in the nine months ended September 30, 2025, and is expected to continue to grow as a recurring revenue base as more BolaWrap devices are in the field and the usage of BolaWrap increases due to the need of officers to de-escalate earlier to prevent injuries and use of higher levels of force.

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

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense of $10.9 million for the nine months ended September 30, 2025, was reduced by $0.1 million when compared to $11.0 million for the nine months ended September 30, 2024. The decrease in SG&A expense was primarily the result of the Company’s cost containment initiatives enacted beginning during the first half of 2024 which were offset by an increase of $1.0 million in share-based compensation.

Share-based compensation costs allocated to SG&A totaled $3.1 million for the nine months ended September 30, 2025, compared to $1.8 million for the nine months ended September 30, 2024, primarily due to options and grants issued to new employees as a result of the acquisition of W1 in February 2025, as well as incentives provided to certain key senior level management in 2025.

Salaries and burden costs of $3.0 million for the nine months ended September 30, 2025, were $180 thousand lower than the $3.2 million for the nine months ended September 30, 2024. This reduction reflects the reduction in the Company’s workforce including a reduction of certain executive management positions.

Advertising and promotion costs were $205 thousand for the nine months ended September 30, 2025, or a decrease of $63 thousand as compared to $268 thousand during the nine months ended September 30, 2024. The changes in advertising costs were primarily related to reduced trade show costs and promotional items.

Research and Development Expense

Research and development expenses totaling $619 thousand decreased by $1.3 million for the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024, primarily due to a reduction in personnel. Outside consulting costs decreased by $164 thousand for the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024, primarily due to the Company’s cost reduction initiatives

Operating Loss

Loss from operations totaled $9.5 million during the nine months ended September 30, 2025, which was a decrease of $1.4 million compared to loss from operations of $10.9 million during the nine months ended September 30, 2024, reflecting the reduced revenues offset by lower operating costs from the Company’s cost containment efforts.

Liquidity and Capital Resources

Overview

Our primary source of liquidity to date has been funding from our stockholders from the sale of equity securities and the exercise of derivative securities, consisting of options and warrants. We expect our primary source of future liquidity will be from the sale of products, exercise of stock options and warrants and future equity or debt financing.

We have experienced net losses and negative cash flows from operations since our inception. As of September 30, 2025, we had cash and cash equivalents of $6.0 million and had sustained cumulative losses attributable to stockholders of $112.0 million. Our working capital net of the warrants-short term as of September 30, 2025, was $3.6 million higher compared to December 31, 2024, primarily as a result of the cash received in the Private Placement (as defined herein) offset by operating losses of $9.5 million for the nine months ended September 30, 2025. We believe we have sufficient capital to fund our operations for the next twelve months from the date of this Quarterly Report on Form 10-Q. However, liquidity constraints and access to capital markets could still negatively affect our liquidity and may require changes to our investment strategy.

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

2023 Offering

On June 29, 2023, the Company entered into a Series Purchase Agreement (“Series A Purchase Agreement”) with certain accredited investors, including the Company’s Executive Chairman and Chief Executive Officer (collectively, the “Series A Investors”), pursuant to which it agreed to sell to the Series A Investors in a registered direct offering (the “Series A Offering”) (i) an aggregate of 10,000 shares of Series A Preferred Stock, initially convertible into up to 6,896,553 shares of the Company’s Common Stock, at an initial conversion price of $1.45 per share (the "Series A Conversion Price"), and (ii) warrants (the “Series A Warrants”) to acquire up to an aggregate of 6,896,553 shares of Common Stock (the “Series A Warrant Shares”). The Series A Conversion Price of the Series A Preferred Stock is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series A Conversion Price (subject to certain exceptions). The closing of the Series A Offering occurred on July 3, 2023. The aggregate gross proceeds from the Series A Offering were $10 million. The Company expects to use the net proceeds from the Series A Offering for general corporate purposes.

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

Series A Preferred Stock

On July 3, 2023, the Company filed the Certificate of Designations of the Series A Convertible Preferred Stock (the “Series A Certificate of Designations”) with the Secretary of State of the State of Delaware, designating 10,000 shares of its Preferred Stock as Series A Convertible Preferred Stock. The Series A Preferred Stock is convertible into shares of Common Stock (the “Series A Conversion Shares”) at the election of the holder at any time at an initial conversion price of $1.45. The Series A Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable Series A Conversion Price (subject to certain exceptions).

The holders of the Series A Preferred Stock are entitled to dividends of 8% per annum, compounded monthly, which are payable in cash or shares of Common Stock, or a combination thereof, at the Company’s option in accordance with the terms of the Series A Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series A Certificate of Designations), the Series A Preferred Stock will accrue dividends at the rate of 20% per annum. If the Company elects to pay any dividends in shares of Common Stock, the Series A Conversion Price used to calculate the number of shares issuable will equal to the lower of (i) the then applicable Series A Conversion Price and (ii) 85% of the arithmetic average of the three (3) lowest closing prices of the Company’s Common Stock during the twenty (20) consecutive trading day period ending on the trading day immediately preceding the dividend payment date, provided that such price shall not be lower than the lower of (x) $0.2828 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events ) and (y) 20% of the “Minimum Price” (as defined in Nasdaq Stock Market Rule 5635) on the date of the requisite stockholder approval (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market.

On August 19, 2024, the Company entered into an Amendment Agreement (the “August 2024 Amendment”) with the Required Holders (as defined in the Series A Certificate of Designations). Pursuant to the August 2024 Amendment, the Required Holders agreed that (A) the unpaid and accrued dividends on the Series A Preferred Stock due July 1, 2024 (the “July Delinquent Dividend Amount”), shall be payable, at the option of the Company, in (i) cash and/or (ii) shares of Common Stock, at a price per share of Common Stock equal to the lower of (x) $1.00 and (y) the Dividend Conversion Price (as defined in the Series A Certificate of Designations), using July 1, 2024, as the applicable date of determination in accordance with the Series A Certificate of Designations; (B) the dividends due on October 1, 2024 (the “October Dividend Amount” and, together with the July Delinquent Dividend Amount, the “Delinquent Dividend Amounts”), shall be payable in shares of Common Stock based on a per share price of Common Stock equal to 80% of the arithmetic average of the three (3) lowest closing sale prices of the Common Stock during the month of September 2024; and (C) such Delinquent Dividend Amounts and any Dividend Balance Shares (as defined in the Series A Certificate of Designations), with respect thereto, if applicable, shall be delivered on October 1, 2024. The Company and the Required Holders further agreed pursuant to the August 2024 Amendment to amend (i) the Series A Certificate of Designations, as described below, by filing a Certificate of Amendment to the Series A Certificate of Designations (the “August 2024 Certificate of Amendment”) and (ii) the Series A Purchase Agreement to amend the definition of “Excluded Securities.” The August 2024 Certificate of Amendment amends the Series A Certificate of Designations to, among other things, (A) allow for the payment of dividends in the form of Common Stock to a holder of the Series A Preferred Stock who serves as a director, officer or employee of the Company; provided that such issuance is approved by the Company’s stockholders prior to such issuance, and (B) amend certain conditions required for (i) a mandatory conversion of the Series A Preferred Stock, and (ii) the Company’s right to redeem, all or a portion, of the Series A Preferred Stock outstanding pursuant to an optional redemption, in each case, pursuant to the terms of the Series A Certificate of Designations.

On October 14, 2024, the Company entered into an Amendment Agreement with the Required Holders (as defined in the Series A Certificate of Designations), pursuant to which, the Required Holders agreed to amend the Series A Certificate of Designations of the Company’s Series A Preferred Stock, as described below, by filing a Certificate of Amendment to the Series A Certificate of Designations (the “October 2024 Certificate of Amendment”). The October 2024 Certificate of Amendment amends the Series A Certificate of Designations to, among other things, provide that, except as required by applicable law, the holders of the Series A Preferred Stock will be entitled to vote with holders of the Common Stock on an as converted basis, with the number of votes to which each holder of Series A Preferred Stock is entitled to be calculated assuming a conversion price of $1.414 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series A Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series A Certificate of Designations. The October 2024 Certificate of Amendment further provides that (i) certain holders of the Series A Preferred Stock will not be subject to certain beneficial ownership limitations as described in the Series A Certificate of Designations, and (ii) stockholder approval will not be required in connection with the payment of dividends in the form of Common Stock to a holder of the Series A Preferred Stock who serves as a director, officer or employee of the Company. The October 2024 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of October 14, 2024. The holders of the Series A Preferred Stock have no voting rights, other than with respect to certain matters affecting the rights of the Series A Preferred Stock.

On November 25, 2024, the Company entered into an Amendment and Agreement with the Series A Investors (the “November 2024 Amendment Agreement”), pursuant to which, (i) the Series A Investors agreed to amend the Series A Certificate of Designations, as described below, by filing a Certificate of Amendment to the Series A Certificate of Designations with the Secretary of State (the “November 2024 Certificate of Amendment”), and (ii) the Series A Investors and the Company agreed that all payment amounts that have accrued and are unpaid as of November 25, 2024, pursuant to the Series A Certificate of Designations and the August 2024 Amendment will be satisfied by delivery of shares of Common Stock on or prior to November 25, 2024, with each Series A Investor entitled to receive the number of shares of Common Stock specified below such Series A Investor’s name on its respective signature page thereto. The November 2024 Certificate of Amendment amends the Series A Certificate of Designations to provide that upon the occurrence of a Triggering Event (as defined in the Series A Certificate of Designations), the Series A Preferred Stock will accrue dividends compounded monthly at the rate of 20% per annum. The Certificate of Amendment became effective with the Secretary of State on December 6, 2024.

The Company may require holders to convert their shares of Series A Preferred Stock into shares of Common Stock if the closing price of the Company’s Common Stock exceeds $8.00 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock exceeds $2,000,000 per day during the same period, provided that certain equity conditions described in the Series A Certificate of Designations are satisfied.

At any time beginning 18 months from the date of the issuance, provided that the Company has filed all reports required to be filed by it pursuant to the Exchange Act on a timely basis for a continuous period of one year and provided further that certain equity conditions described in the Series A Certificate of Designations are satisfied, the Company has the right to redeem in cash all or some of the shares of the Series A Preferred Stock outstanding at such time at a redemption price equal to the product of (x) 125% multiplied by (y) the sum of (A) the stated value of the Series A Preferred Stock plus (B) all declared and unpaid Dividends on such Preferred Stock and any other unpaid amounts then due and payable hereunder with respect to such Series A Preferred Stock, plus (C) the make-whole amount, plus (D) any accrued and unpaid late charges with respect to such stated value and amounts payable pursuant to clause (B) as of such date of determination.

The Certificate of Amendment amends the Series A Certificate of Designations to, among other things, (A) allow for the payment of dividends in the form of Common Stock to a holder of the Series A Preferred Stock who serves as a director, officer or employee of the Company; provided that such issuance is approved by the Company’s stockholders prior to such issuance, and (B) amend certain conditions required for (i) a mandatory conversion of the Series A Preferred Stock, and (ii) the Company’s right to redeem, all or a portion, of the Series A Preferred Stock outstanding pursuant to an optional redemption, in each case, pursuant to the terms of the Series A Certificate of Designations.

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

Nasdaq Stockholder Approval

The Company’s ability to issue Conversion Shares and Series A Warrant Shares using shares of Common Stock is subject to certain limitations set forth in the Series A Certificate of Designations. Prior to receiving the Nasdaq Stockholder Approval, such limitations included a limit on the number of shares that may be issued until the time, if any, that the Company’s stockholders have approved the issuance of more than 19.99% of the Company’s outstanding shares of Common Stock in accordance with the rules of the Nasdaq Stock Market (the “Nasdaq Stockholder Approval”). Such Nasdaq Stockholder Approval was received at a special meeting of stockholders held on September 19, 2023.

February 2025 Offering

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

August 2025 Offering

On August 18, 2025, the Company entered into the Series B Purchase Agreement with the Series B Purchasers for the issuance and sale in a private placement of an aggregate of (i) 4,500 shares of the Company’s Series B Preferred Stock initially convertible into up to 3,000,000 shares of Common Stock, at an initial conversion price of $1.50 per share, and (ii) accompanying Series B Warrants to purchase up to 3,000,000 shares of Common Stock, with an initial exercise price of $1.50 per share. The Series B Warrants and the shares of Series B Preferred Stock will be exercisable or convertible, respectively, into shares of Common Stock beginning on the effective date of stockholder approval of (i) under Nasdaq Stock Market Rule 5635(d), the issuance of shares of Common Stock in excess of 19.99% of the Company’s issued and outstanding shares of Common Stock at prices below the “Minimum Price” (as defined in Rule 5635 of the Rules of the Nasdaq Stock Market) on the date of the Series B Purchase Agreement pursuant to the terms of the Series B Preferred Stock and the Series B Warrants, and (ii) an increase in the authorized shares of the Company. As of the date of this Quarterly Report on Form 10-Q, the Company has not obtained the Series B Stockholder Approval. However, the Company plans to hold a special meeting of its stockholders on December 12, 2025, to, among other things, obtain the Series B Stockholder Approval. The Series B Warrants will expire five years from the effective date of the Series B Stockholder Approval.

Series B Preferred Stock

On August 20, 2025, the Company filed the Series B Certificate of Designations, thereby creating the Series B Preferred Stock. The Series B Certificate of Designations became effective with the Secretary of State of the State of Delaware upon filing. The terms of the Series B Convertible Preferred Stock are as set forth in the Series B Certificate of Designations. The Series B Preferred Stock are convertible into the Series B Conversion Shares at the election of the holders of the Series B Preferred Stock at any time at an initial conversion price of $1.50 per share. The conversion price is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like (subject to certain exceptions).

Holders of the Series B Preferred Stock shall be entitled to receive dividends when and as declared by the Board, from time to time, in its sole discretion, which dividends will be paid by the Company out of funds legally available therefor, payable, subject to the conditions and other terms of the Series B Certificate of Designations, in cash, in securities of the Company or using assets as determined by the Board on the stated value of such Series B Preferred Stock.

Except as otherwise provided in the Series B Certificate of Designations or as otherwise required by law, the Series B Preferred Stock has no voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of Series B Preferred Stock of a majority of the then outstanding shares of the Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the of the Series B Preferred Stock or alter or amend the Series B Certificate of Designations, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series B Preferred Stock, (c) increase the number of authorized shares of the Series B Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

There is no established public trading market for the Series B Preferred Stock and the Company does not intend to list the Series B Preferred Stock on any national securities exchange or nationally recognized trading system.

Warrants

A holder of the Series B Warrants may not exercise any portion of such holder’s Series B Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise.

There is no established public trading market for the Series B Warrants and the Company does not intend to list the Series B Warrants on any national securities exchange or nationally recognized trading system.

The Series B Warrants will expire five years from the effective date of the Series B Stockholder Approval.

Registration Rights Agreement

In connection with the Series B Private Placement, the Company entered into a registration rights agreement, dated as of August 18, 2025, with the Series B Purchasers (the “Series B Registration Rights Agreement”), pursuant to which the Company agreed to prepare and file a registration statement with the SEC registering the resale of the Series B Conversion Shares no later than 60 days following the date of the Registration Rights Agreement, and to use best efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event no later than 90 days following the date of the Registration Rights Agreement (or 120 days following the date of the Registration Rights Agreement in the event of a “full review” by the SEC). On October 17, 2025, the Company filed a resale registration statement on Form S-3 (File No. 333-290946) with the SEC.

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

Cash Flows

Cash Flows from Operating Activities

During the nine months ended September 30, 2025, net cash used in operating activities was $7.6 million. The net loss of $6.4 million was decreased by non-cash income of $3.2 million related to the change in fair value of warrants and increased by non-cash expense of $2.9 million consisting primarily of share-based compensation of $3.1 million and depreciation and amortization of $0.5 million. Other major component changes using operating cash included a increase in accounts receivable of $1.3 million, a decrease in accrued liabilities of $0.9 million and offset by a decrease in inventories of $1.1 million.

During the nine months ended September 30, 2024, net cash used in operating activities was $6.9 million. The net income of $1.7 million was decreased by non-cash income of $12.5 million related to the change in fair value of warrants and increased by non-cash expense of  $2.4 million  consisting primarily of share-based compensation expense of $1.8 million and depreciation and amortization of $646 thousand. Other major component changes using operating cash included an increase of $529 thousand in inventories and a decrease in both accounts receivable of $2.3 million and customer deposits of $1.0 million.

Cash Flows from Investing Activities

During the nine months ended September 30, 2025, net cash used in investing activities was $249 thousands of cash for capital expenditures and investment in patents.

During the nine months ended September 30, 2024, we had net proceeds from maturities of short-term investments of $7.5 million. During the nine months ended September 30, 2024, we used $13 thousand cash for the purchase of property and equipment and invested $124 thousand in patents and equipment.

Cash Flows from Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $10.2 million as a result of proceeds from Private Placements.

During the nine months ended September 30, 2024, net cash provided by financing activities was $588 thousand because of proceeds from the exercise of previously issued stock options of $588 thousand offset $120 thousand in cash dividends paid on the Company’s Series A Preferred Stock.

Contractual Obligations and Commitments

In September 2023, we committed to a lease of office space in Coconut Grove, Florida in a multi-year term concluding in 2031 which includes aggregate lease payments remaining totaling $3.5 million.

As of September 30, 2025, we were committed to approximately $391 thousand for future component deliveries and contract services that are generally subject to modification or rescheduling in the normal course of business.

We committed to a lease of manufacturing and office space in Southwest Virginia in a multi-year term commencing October 2025 and concluding in 2031, which includes aggregate lease payments remaining totaling $600 thousand. The Company was granted early occupancy of the facility for use beginning on August 18, 2025.

Effects of Inflation

During the nine months ended September 30, 2025, and for the year ended December 31, 2024, we experienced increased costs in labor and materials due to inflation. We believe throughout 2025 that low unemployment and higher salaries will create higher payroll costs and increased operating expenses in the business. We have seen increases in costs from multiple suppliers for materials as well as labor.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of business.

The information set forth in Note 13 Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 on Form 10-K, as filed with the SEC on March 31, 2025, as amended on April 25, 2025. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-Q. The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

Our recent expansion into drone and counter-UAS technologies may not be successful, and we may fail to achieve commercial adoption or generate meaningful revenue from these initiatives.

We have recently expanded beyond our core BolaWrap® products into new areas such as drone payload systems, drone-first-responder technologies, and counter-unmanned aerial systems (“C-UAS”). These initiatives are in early stages, and their success depends on our ability to complete development, meet regulatory and technical standards, and achieve customer adoption. The markets for drone and C-UAS solutions are emerging, highly competitive, and subject to rapid technological change, and we face established and well-funded competitors. If our new products fail to perform as expected, experience development delays, or do not achieve meaningful market traction, our anticipated growth, brand reputation, and financial results could be materially adversely affected. There can be no assurance that our investments in these technologies will generate the expected returns or lead to sustainable revenue growth.

Our business strategy depends heavily on government and law-enforcement customers, who are subject to lengthy procurement cycles, budget constraints, and shifting priorities.

We expect that much of the demand for our new drone and C-UAS solutions will come from U.S. and international government, defense, and law-enforcement agencies. These customers face complex approval processes, long evaluation periods, and budget limitations that can delay or reduce procurement decisions. Political and policy changes, including shifts in funding for public safety or defense, may reduce demand or delay adoption of new technologies like ours. Furthermore, changes in public perception regarding the use of drones or non-lethal force tools could impact purchasing decisions or restrict deployment. As a result, even strong interest from these customers may not translate into timely or predictable revenue, and any sustained reduction in public-sector demand could materially affect our results of operations.

Our drone and aerial-interdiction systems are subject to evolving regulatory, legal and liability risks that could restrict our operations or expose us to claims.

Our drone-based and counter-UAS technologies may be regulated by multiple federal and international authorities, including the Federal Aviation Administration (“FAA”) and U.S. export-control agencies. As these regulatory frameworks evolve, new restrictions, certification requirements, or licensing limitations could arise that delay product approvals, increase compliance costs or limit deployment opportunities. Because these systems are designed for public-safety and defense use, any operational incident, misuse, or unintended injury could lead to product-liability claims, investigations, or negative publicity. Any regulatory action, litigation, or reputational harm related to these risks could materially and adversely affect our business and financial condition.

We may face manufacturing and supply-chain challenges as we expand production of new technologies.

To support our entry into drone-related markets, we are increasing production capacity, including at our new Virginia facility. Scaling manufacturing for new and technically complex products requires reliable suppliers, quality control systems, and efficient production processes. We may face challenges securing critical components, many of which come from limited sources or may be subject to long lead times. Disruptions in the supply chain, cost increases, or quality issues could delay deliveries, increase expenses, and impact customer satisfaction. If we are unable to scale production effectively or control manufacturing costs, our margins, liquidity, and ability to meet demand could be adversely affected.

The Series B Certificate of Designations provides for the payment of cumulative dividends in shares of our Common Stock which will require us to have shares of Common Stock available to pay the dividends.

Each share of the Series B Preferred Stock is entitled to receive dividends as and when declared by the Board, from time to time, in its sole discretion, which dividends shall be paid by the Company out of funds legally available therefor, payable, subject to the conditions and other terms hereof, in cash, in securities of the Company, or using assets as determined by the Board on the stated value of such preferred share in accordance with the terms of the Series B Certificate of Designations. As such, we may rely on having available shares of common stock to pay such dividends, which will result in dilution to our stockholders. If we do not have such available shares, we may not be able to satisfy our obligations as related to these dividends pursuant to the terms of the Series B Certificate of Designations

The Series B Warrants contain certain anti-dilution provisions, which may dilute the interests of our stockholders, depress the price of our Common Stock, and make it difficult for us to raise additional capital.

Certain events may reduce the exercise price of the Series B Warrants, which in turn may lead to further dilution to the holders of our Common Stock. In addition, the perceived risk of dilution may cause our stockholders to be more inclined to sell their Common Stock, which may in turn depress the price of shares of our Common Stock regardless of our business performance. We may also find it more difficult to raise additional equity capital while any of the shares of Series B Preferred Stock and the Series B Warrants remain outstanding.

Under the Series B Purchase Agreement, we are subject to certain covenants that may make it difficult to procure additional financing.

The Series B Purchase Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Series B Purchasers, including for liabilities under the Securities Act and other obligations of the parties and termination provisions.

Among other covenants, the Series B Purchase Agreement requires the Company to hold a meeting of its stockholders at the earliest practical date for the purpose of obtaining such Series B Stockholder Approval. If the Company does not obtain the Series B Stockholder Approval at the first meeting, the Company is required to call a meeting every 60 days thereafter to seek such Series B Stockholder Approval until the earlier of the date Series B Stockholder Approval is obtained or the shares of Series B Preferred Stock are no longer outstanding, which may be time consuming and costly.

If needed to in the future, we may be unable to effect additional financing transactions on terms acceptable to us, or at all, while also remaining in compliance with the terms of the Series B Purchase Agreement, or we may be forced to seek a waiver from the investor party to the Series B Purchase Agreement, which such investor is not obligated to grant to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2025, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None of the Company's officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amendment to the Amended and Restated Bylaws of Wrap Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 5, 2025).
3.2	Certificate of Designations of Series B Convertible Preferred Stock of Wrap Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 26, 2025).
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 18, 2025).
10.1	Securities Purchase Agreement, dated August 18, 2025, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 18, 2025).
10.2	Registration Rights Agreement, dated August 18, 2025, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on August 18, 2025).
10.3	General Release and Severance Agreement, dated October 21, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 27, 2025).
10.4	Form of 2025 Warrant Amendment, dated as of June 30, 2025, by and among Wrap Technologies, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on July 7, 2025).
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32.1**	Section 1350 Certification - Principal Executive Officer
32.2**	Section 1350 Certification - Principal Financial Officer
Extensible Business Reporting Language (XBRL) Exhibits*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

*     Filed concurrently herewith

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wrap Technologies, Inc.

November 13, 2025	By:	/s/ Scot Cohen
Scot Cohen Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)