Form 10-K
period 2025-12-31
WRAP TECHNOLOGIES, INC.
filed 2026-03-26
CIK 1702924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

Commission File Number: 001-38750

Wrap Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0551945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3350 Virginia Street
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
☒Yes   ☐No

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $79,136,515 based on the closing price of $1.56 per share as reported on the Nasdaq Capital Market on June 30, 2025. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of March 23, 2026 a total of 55,500,054 shares of common stock, par value $0.0001 per share, were outstanding.

Documents Incorporated by Reference

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Annual Report") may contain or incorporate by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based upon management’s assumptions, expectations, projections, intentions and beliefs about future events. In some cases, predictive, future-tense or forward-looking words such as “intend,” “plan,” “predict,” “may,” “will,” “project,” “target,” “strategy,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” “forecast,” “should” and similar expressions, whether in the negative or affirmative, that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. Such forward-looking statements are only predictions, and actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of risks and uncertainties. Factors that could cause actual results to differ materially from the results anticipated in these forward-looking statements are described in this Annual Report, including under the section entitled “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. The Company cautions readers that the forward-looking statements included in, or incorporated by reference into, this Annual Report on Form 10-K represent our beliefs, expectations, estimates and assumptions only as of the date hereof and are not intended to give any assurance as to future results. New factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, we cannot assess the effect of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statement.

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

RISK FACTOR SUMMARY

Below is a summary of the material risks that make an investment in our common stock, par value $0.0001 per share ("Common Stock"), speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our Common Stock.

Risks Relating to Business and Industry
  We have a history of operating losses and may never achieve or sustain profitability.
  We may need to raise additional capital, which may not be available on favorable terms or at all, and which may cause dilution to our stockholders.
  We are substantially dependent on sales of our BolaWrap product line and may not achieve broad market acceptance.
  We may not be successful in commercializing our Wrap Reality VR training platform in a highly competitive market.
  We operate in a highly competitive market and may not be able to compete effectively against larger, better capitalized companies.
  Negative publicity, including from incidents in which our products perform as designed, could harm our reputation and reduce demand for our products.
  Our sales to government customers are subject to lengthy procurement cycles, budget constraints, and political and policy changes.
  Our recent expansion into drone and counter-UAS technologies may not be successful and subjects us to additional risks.
  Our drone and counter-UAS products are subject to evolving regulations that could delay approvals, increase costs, or limit deployment.
  We are exposed to product liability claims because our products are used in dangerous situations that may result in serious injury or death.
  We depend on a limited number of suppliers, including sole-source suppliers, and supply chain disruptions could harm our business.
  Our operations and products are vulnerable to cybersecurity threats that could disrupt our business and harm our reputation.
  The evolving regulatory framework for AI technologies could affect our products and increase our compliance costs.
  Our international operations subject us to additional risks, including currency fluctuations, export controls, and geopolitical instability.
  Our BolaWrap device is classified as a firearm and regulated by the ATF, subjecting us to significant regulatory requirements.
Risks Relating to Intellectual Property
  Our patents and other intellectual property rights may not adequately protect our products from competition.
  We may be unable to prevent the unauthorized disclosure of our trade secrets and proprietary information.
  Third parties may assert that our products infringe their intellectual property rights, which could be costly to defend.
Risks Relating to Preferred Stock
  Our Series A Convertible Preferred Stock, par value $0.0001 per share ("Series A Preferred Stock") contains anti-dilution and dividend provisions that may result in significant dilution to holders of our Common Stock.
  Covenants in our financing documents may restrict our ability to obtain additional financing.

Risks Relating to Common Stock
  The market price of our Common Stock has been and may continue to be volatile.
  We have been and may in the future be subject to securities litigation, which is costly and diverts management's attention.
  We may fail to meet Nasdaq's continued listing requirements, which could result in delisting of our Common Stock.
  Future issuances of our Common Stock or securities convertible into Common Stock may dilute existing stockholders.
  We have never paid dividends and do not expect to pay dividends for the foreseeable future.
General Risk Factors
  Our disclosure controls and internal controls over financial reporting have inherent limitations.
  We incur significant costs as a result of operating as a public company.
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

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

Our trademarks include Wrap, the Wrap logo, BolaWrap®, Wrap Reality™, Intrensic, Evidence on A Cloud, WrapVision, WrapTactics, Non-Lethal Response and DFR-X, some of which are registered trademarks in the U.S. and certain other jurisdictions. They, along with our other common law trademarks, service marks or trade names appearing in this Annual Report are the property of the Company. Other trademarks, service marks or trade names appearing in this Annual Report are the property of their owners. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement of or sponsorship of us by, any other companies. Solely for convenience, we have omitted the ® and ™ designations, as applicable, for the trademarks used in this Annual Report, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

PART I

ITEM 1. BUSINESS

Overview

We are a global public safety technology and services company focused on delivering integrated non-lethal solutions for law enforcement, corrections, defense, and other public safety organizations worldwide. Our mission is to enable safer outcomes by providing officers and agencies with the tools, training, and tactics to gain proactive, lawful control of encounters, reducing risk to both officers and subjects, while preserving tactical advantage.

We began sales of our first public safety product, the BolaWrap® 100 device, in late 2018. In the first quarter of 2022, we introduced the BolaWrap® 150, a next‑generation, electronically deployed device that is more robust, smaller, lighter, and simpler to deploy than the BolaWrap 100, which has since been phased out. In December 2020, we acquired NSENA Inc. ("NSENA"), a provider of immersive virtual reality training for law enforcement utilizing proprietary software-enabled content and computer graphics simulation. This acquisition provided the foundation for Wrap Reality™, our virtual reality ("virtual reality" or “VR”) training platform designed for law enforcement simulation training and correctional reentry scenarios.

In August 2023, we acquired Intrensic, LLC, a Delaware limited liability company (“Intrensic”), which added body‑worn camera ("body-worn cameras" or “BWC”) and digital evidence management ("digital evidence management" or “DEM”) capabilities to our portfolio.

During 2025, we continued our transition from a single-product company into a diversified public safety technology and services company delivering integrated non-lethal solutions that combine tools, training, and tactics. This transition included expanding our product portfolio, advancing our training and software platforms, entering adjacent defense and homeland security markets, and strengthening our commercial and leadership infrastructure. While we continued to incur operating losses during the year, we implemented cost containment initiatives and focused on aligning our operating structure with our near- and long-term strategic priorities. We expanded our product portfolio with the launch of WrapTactics™, a digital training platform designed to integrate human-factors awareness, decision-making under stress, and tactical proficiency agency-wide; and WrapVision™, a North America assembled body worn camera solution designed to meet federal procurement and data sovereignty requirements. We also advanced several counter unmanned aircraft system ("counter unmanned aircraft system" or “CUAS”) initiatives, including the MERLIN™ program, which apply our proprietary tether deployment technology to non-lethal drone interdiction and defense applications. These initiatives are intended to broaden our addressable market beyond traditional policing into defense, homeland security, and critical infrastructure protection, while maintaining our core focus on providing integrated tools, training, and tactics that give officers proactive, lawful control of encounters and support safer outcomes for officers, subjects and the communities they serve.

On September 19, 2025, we formed a new wholly-owned subsidiary of the Company, Wrap Federal, LLC (“Wrap Federal”), under the laws of the State of Delaware. Wrap Federal was established for the purpose of supporting U.S. federal government clients in the Department of Defense, Department of Homeland Security, and other federal agencies. We believe a continued focus on integrating our systems into existing federal frameworks supports our goal of becoming a fully integrated federal public safety and defense technology enterprise.

On February 18, 2025, we entered into an Asset Purchase Agreement with W1 Global, LLC (“W1”), a Delaware limited liability company (the “W1 Purchase Agreement”), dated as of February 18, 2025, pursuant to which, subject to the terms and conditions set forth therein, we acquired substantially all the assets of W1 used in, held for use in or relating to the business of advisory and investigative professional services, which were primarily the customer contracts assigned at the closing (collectively, the “Acquired Assets”), for a nominal purchase price. We acquired W1 to integrate technology enablement into its core offerings and expand into managed technology services supporting the BolaWrap go-to market strategy.

Following a third-quarter evaluation, the Company determined that W1’s investigative services were not essential to Wrap’s domestic or international expansion; however, customers strongly valued managed services related to policy and training. As a result, Wrap will continue focusing on technology enabled services in policy governance and training to advance the next era of non-lethal technology development, delivering an integrated response package that combines technology with the support, policy alignment, and governance needed for adoption at the state and federal levels.

Industry Background

Public safety agencies worldwide operate under growing expectations for accountability, proportional use of force, and transparency in encounters with the public. The prevalence of body-worn cameras, bystander video, and real-time media coverage has created an environment in which officers are expected to demonstrate measured, defensible decision-making in dynamic and often unpredictable situations. At the same time, law enforcement encounters involving individuals in mental health crisis, substance-related impairment, or emotional disturbance continue to rise, placing additional demands on officers who must resolve these encounters safely while managing legal, tactical, and public perception risks.

These dynamics are driving demand across the public safety sector for tools, training, and operational frameworks that give officers the ability to gain proactive, lawful control of encounters earlier, before situations escalate to the point where higher-force options may be the only alternative. Traditional force options available to officers, including conducted energy weapons, chemical agents, impact projectiles, and batons, rely on pain compliance or neuromuscular incapacitation to gain control. While effective in certain circumstances, these tools carry inherent risks of injury and are often perceived by officers as too high a level of force to deploy early in an encounter, particularly when the subject has not yet become physically combative. This creates an operational gap between verbal commands and pain-compliance tools in which officers frequently have limited options.

Our BolaWrap product line is designed to address this gap by giving officers a non-lethal option that creates a controlled interruption through sight, sound, and sensation, providing time, space, and tactical advantage to manage the encounter before contact distance collapses, and without relying on pain compliance. We believe the adoption of non-lethal tools like BolaWrap can reduce the frequency and severity of use-of-force incidents, potentially lowering the legal, financial, and reputational costs associated with excessive force claims, settlements, and related litigation. More broadly, we believe that equipping officers with integrated non-lethal solutions that combine tools, training, and tactics can improve community trust and strengthen the relationship between public safety agencies and the communities they serve.

Our goal is to equip every public safety officer and agency with an integrated system of non-lethal tools, training, and tactics that they carry and apply every day, supporting safer outcomes for officers, subjects, and the public.

Markets and Customers

We participate in multiple segments of the global public safety and defense technology markets. Our addressable markets include the non-lethal tools market, the law enforcement and public safety training market, the body-worn camera and digital evidence management market, and the emerging counter-unmanned aircraft system market. The following describes our principal market opportunities:

Domestic and International Law Enforcement:

Our products and services are primarily targeted at federal, state, and local law enforcement agencies in the United States. According to the Bureau of Justice Statistics, as of March 2025 there are more than 18,000 law enforcement agencies and approximately 900,000 full-time sworn law enforcement officers in the U.S., including over 100,000 full-time federal officers. Our product and service portfolio, including BolaWrap, WrapTactics, Wrap Reality, and WrapVision, is designed to serve the operational needs of these agencies across tools and training.

We have also identified an international market opportunity encompassing an estimated 12 million police officers across more than 190 countries. We have shipped our products to over 60 countries and maintain a network of international distributors. We anticipate that international markets will represent a meaningful portion of our sales over time, driven in part by the centralized procurement decision-making processes common in many countries with large national police forces. Conversely, the U.S. market is more fragmented, with a large number of smaller agencies and longer procurement and sales cycles. International sales may be uneven from period to period due to the timing of national-level purchase decisions and the relatively large size of individual orders.

Non-Lethal Tools

According to Straits Research, the global non-lethal weapons market was valued at approximately $9.9 billion in 2024 and is expected to grow to approximately $19.1 billion by 2033, representing a compound annual growth rate of 7.6%. We believe that BolaWrap occupies a distinct position within this market because it does not rely on pain compliance or neuromuscular incapacitation, differentiating it from most existing non-lethal force options and addressing the operational gap described above.

Correctional Facilities

According to the U.S. Bureau of Justice Statistics ("Census of State and Federal Correctional Facilities, 2019," published November 2022), there were approximately 240,000 correctional officers in over 1,000 federal and state correctional facilities in the United States. Most correctional facilities fall under federal, state, or local jurisdiction and we believe these facilities represent a meaningful market for our products and services, including the use of Wrap Reality for law enforcement and societal reentry training, WrapTactics for officer readiness and skill retention, BolaWrap for use within and around correctional environments, and WrapVision body-worn cameras and our digital evidence management platform to support transparency, incident documentation, and evidentiary requirements within correctional settings.

Law Enforcement Training

According to Coherent Market Insights, the U.S. law enforcement training market was valued at approximately $4.0 billion in 2025 and is expected to reach approximately $5.4 billion by 2032, representing a compound annual growth rate of 4.5%. The market is experiencing growing adoption of virtual reality and simulation-based training, as well as increased focus on decision-making, human-factors awareness, and use-of-force judgment. Our Wrap Reality VR platform and WrapTactics digital training subscription are designed to participate in this market, offering agencies both immersive scenario-based simulation and continuous, low-burden digital training that helps prevent skill decay and sustain tactical readiness between in-person training events.

Body-Worn Cameras and Digital Evidence Management

The body-worn camera and digital evidence management markets are driven by growing government mandates, public expectations for transparency, and increasing adoption of cloud-based, AI-enabled evidence platforms. According to Mordor Intelligence, the global body-worn camera market was valued at approximately $2.9 billion in 2025 and is expected to reach approximately $4.1 billion by 2030, with law enforcement agencies representing the largest end-user segment. Separately, the global evidence management market was estimated at approximately $9.7 billion in 2025 and is expected to reach approximately $16.1 billion by 2030, representing a compound annual growth rate of 10.8%. Our WrapVision body-worn camera and cloud-based digital evidence management platform are designed to serve agencies seeking integrated accountability and evidence solutions that complement their non-lethal and training investments.

Counter-Unmanned Aircraft Systems (C-UAS)

According to MarketsandMarkets, the global counter-unmanned aircraft system market is estimated at approximately $6.6 billion in 2025 and is projected to reach approximately $20.3 billion by 2030, representing a compound annual growth rate of 25.1%. North America is projected to be the fastest-growing region, driven by defense spending, homeland security initiatives, and increasing drone-related threats to critical infrastructure. Through our MERLIN program, as well as additional research and development initiatives, we are applying our proprietary mechanical entanglement technology and modular cassette-based platform architecture to address non-lethal drone interdiction requirements across defense, homeland security, and critical-infrastructure protection missions. These programs remain in various stages of development and evaluation.

Private Security Firms and Guard Services

According to the Bureau of Labor Statistics, there were approximately 1.1 million privately employed security guards in the United States. They represent a broad range of individuals, including those employed by investigation and security services, hospitals, schools, local government, and others. We believe that the use of BolaWrap by security personnel could effectively provide a proactive, non-lethal option to gain control of encounters without relying on higher-force alternatives, potentially reducing the liability exposure of private security companies and their personnel. Currently, the Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF") classifications restrict the ease of transfer of BolaWrap to non-government security firms. We believe this classification is overly restrictive and we continue to work with the ATF and other regulatory bodies to pursue reclassification of our non-lethal products. It is important to note that countries in which we have international customers do not impose similar transfer or possession restrictions on non-lethal BolaWrap devices, and we believe this should be the future for BolaWrap in the United States.

Defense and Homeland Security

Through Wrap Federal, our wholly-owned subsidiary established in 2025, we have created a dedicated entity to support future engagement with U.S. federal government customers, including agencies within the Department of Defense, Department of Homeland Security, and other federal organizations. We believe our non-lethal tools, training platforms, body-worn camera and cloud-based digital evidence management platform and C-UAS technologies have potential applications across multiple defense and federal law enforcement use cases. The formation of Wrap Federal is intended to position us to more effectively navigate the procurement, compliance, and security requirements that are typical of federal government contracting as we seek to develop relationships within these markets.

Products and Solutions

Our core product and service offerings are designed to provide officers and agencies with integrated non-lethal tools, training, and tactics that support safer outcomes, and sustained readiness across the public safety ecosystem. We focus our efforts on the following:

BolaWrap®

Our BolaWrap product line is a handheld, non-lethal device designed to give officers a proactive tactical option by deploying a Kevlar® tether that entangles the arms and/or legs, limiting a subject's mobility and balance. The BolaWrap 150 employs electronic deployment, improved reliability, enhanced durability, and reduced weight compared to prior generations. Upon deployment, the device creates a controlled interruption through sight, sound, and sensation, giving officers time, space, and tactical advantage to intervene earlier and manage encounters before contact distance collapses. BolaWrap is sold with proprietary cassettes that are consumed upon each deployment and must be replaced, providing a recurring consumable revenue stream.

Wrap Reality™ Virtual Reality Training

Wrap Reality is an immersive VR training platform providing scenario-based training focused on human-factors awareness, decision making under stress, and use of force judgment. The platform is designed to build and sustain the cognitive and tactical skills officers need to recognize intervention points, manage distance and positioning, and apply proportional, lawful responses in dynamic environments. Wrap Reality supports law enforcement, corrections, and societal reentry training and offers a growing library of configurable scenarios, including 45 scenarios for law enforcement and corrections and 15 scenarios for societal reentry. Wrap Reality may be deployed on premises or through cloud enabled environments and supports data capture, replay, and performance review.

WrapTactics™ Digital Training Platform

Launched in 2025, WrapTactics is a subscription based digital training and performance platform aimed at delivering short form, scenario-based instruction focused on non-lethal response tactics, decision-making under stress, and follow-on lawful control techniques. The platform is designed to prevent skill decay by providing continuous, low-burden training that reinforces the tactical fundamentals (distance, positioning, timing, and force decision-making) that officers rely on in dynamic encounters. WrapTactics complements our hardware and VR offerings and supports recurring revenue opportunities through bundled training and service offerings.

WrapVision™ Body‑Worn Camera and Digital Evidence Management

WrapVision, launched in 2025, is a body-worn camera solution assembled in North America and designed to meet federal procurement and data-sovereignty requirements. WrapVision replaces our prior-generation Intrensic X2 camera hardware and serves as the front-end capture device within our digital evidence management ecosystem. Our cloud-based DEM platform provides unlimited video storage along with video and evidence uploading, search, retrieval, redaction, and evidence sharing capabilities, reducing the resources agencies require to manage digital evidence. Together, WrapVision and our DEM platform provide agencies with integrated accountability and transparency tools that complement our non-lethal and training solutions. WrapVision builds on the Intrensic acquisition and reflects our strategy to deliver integrated solutions for public safety.

Counter-Unmanned Aircraft Systems (C-UAS) and Defense Applications

During 2025, we expanded research, development, and demonstration efforts applying our tether deployment technology to counter UAS applications. MERLIN is designed to leverage the same self-contained cassette architecture underlying the BolaWrap platform, adapting it for non-lethal drone interdiction capabilities across defense, homeland security, and critical-infrastructure protection missions. These initiatives remain in various stages of development and evaluation and are subject to government testing, funding, and procurement timelines.

Sales, Marketing, and Distribution

Our sales, marketing, and training organizations work together to drive revenue growth by building market awareness of our integrated non-lethal solutions, generating qualified leads, developing a strong sales pipeline, and cultivating long-term relationships with customers and distribution partners. Our training capabilities not only support sales adoption but also generate revenue independently, as agencies place significant value on our professional training services.

Sales

Our primary target market is law enforcement agencies in the United States and internationally. The purchasing decision for our products and services is typically made by a group that may include agency leadership, procurement officials, training coordinators, use-of-force policy advisors, and in some cases political decision-makers such as city council members. The decision-making process can range from several weeks to over a year, influenced by budgetary constraints, policy review cycles, and multi-stakeholder approval requirements.

Our sales model has evolved from a single-product demonstration approach into a broader, solution-based engagement that integrates our full portfolio of non-lethal tools, training platforms, body-worn cameras, and digital evidence management capabilities. We leverage product demonstrations, field deployment footage captured on body-worn cameras, and integrated solution presentations to build the case for agency-wide adoption. Our goal is to convert initial engagement into long-term, multi-product customer relationships that include both product sales and recurring technology-enabled service subscriptions.

We generate revenue through two primary streams: product sales and technology-enabled services. Product sales include BolaWrap devices, cassettes, accessories, body-worn cameras, and Wrap Reality VR hardware and related equipment. Technology-enabled services include software subscriptions for WrapTactics and our digital evidence management platform, as well as managed services, policy support, and professional training services. We are focused on expanding our technology-enabled services revenue as we deepen customer relationships through programmatic training and service delivery models.

Distribution

We sell our products and services primarily through our internal sales team, supplemented by a network of distributors, resellers, and strategic partners. While we initially adopted a channel-first distribution model in 2019, we have since shifted to a direct sales approach as our primary go-to-market strategy, leveraging distribution partners and strategic relationships to extend our reach into markets and customer segments where local presence, specialized expertise, or established procurement relationships add value.

We maintain distribution coverage across all 50 U.S. states and have shipped our products to over 60 countries. Our domestic and international distribution agreements generally provide certain territorial rights, require minimum sales and follow-on performance commitments, and allow us to sell direct to customers where performance thresholds are not met or where direct engagement better serves the customer relationship.

We are also actively pursuing strategic partnerships with organizations that can extend our reach, enhance our technology integration capabilities, and strengthen our position across federal, defense, and international markets.

On October 2, 2025, we announced a strategic partnership with a government-focused technology aggregator, Carahsoft Technology Corp. (“Carahsoft”) to expand access to our products and services across federal, state, and local government agencies through established procurement vehicles. Under the agreement, Carahsoft will serve as Wrap's Master Government Aggregator, making our portfolio of technologies available to the public sector through Carahsoft's reseller partners and National Association of State Procurements Officials (NASPO) ValuePoint and OMNIA Partners contracts.

In November 2025, we partnered with a U.S.-based manufacturing and technology engineering firm to expand our domestic supply chain and support scalable, Made-in-America production of our non-lethal response and C-UAS platforms.

Marketing

Prospective customers become aware of our solutions through a variety of channels, including social media, digital advertising, media coverage, press releases, web presence, direct sales outreach, and public relations efforts. We also leverage body-worn camera footage of successful field deployments to demonstrate the real-world effectiveness of our products, which serves as a powerful lead generation and credibility-building tool across our broader portfolio. Once a lead is generated, it is qualified by our inside sales team, and a sales representative or distribution partner engages with the prospective customer to discuss their operational needs and the solutions we offer.

We track our marketing and sales activities to provide visibility into lead flow, pipeline development, and conversion metrics. Our marketing team engages with law enforcement agencies, public safety personnel, and risk management organizations to educate them on the benefits of our integrated non-lethal solutions. We participate in select domestic and international trade shows, conferences, and industry events that we believe offer the highest return on our investment in market visibility and direct customer engagement.

Training, Demonstration, and Customer Success

We maintain a dedicated team focused on conducting demonstrations, delivering professional training, and supporting post-sale customer success. We offer in-person training, webinar-based instruction, and digital training through our WrapTactics platform. Training may occur before or after the initial purchase or deployment of our products. We believe that providing comprehensive training and demonstrations to law enforcement officers and agency trainers increases their support for purchasing, deploying, and sustaining the use of our products within their departments.

Our training model is anchored by the Wrap "Train the Trainer" program, established in October 2018. Under this program, our Master Instructors certify agency-level BolaWrap Instructors, who then train front-line officers in compliance with their department's policies. BolaWrap Instructors are typically sworn law enforcement officers who serve as department trainers, defensive tactics instructors, or tactical team members. They complete a certification course that includes a written examination and demonstrated proficiency in deploying the BolaWrap. Instructor certification is valid for two years and requires renewal.

Agencies that adopt BolaWrap typically incorporate it into their use-of-force policies as a proactive, non-lethal tool that officers may deploy early in an encounter to gain time, space, and tactical advantage before resorting to higher-force options. BolaWrap is generally classified at the lowest force level within agency policies, below pain-compliance tools such as chemical agents, impact projectiles, conducted energy weapons, and batons. Many departments that deploy BolaWrap agency-wide integrate it into their broader in-service training rotations, incorporating BolaWrap deployment into scenario-based exercises across a range of operational contexts, including encounters with individuals experiencing mental health crisis, warrant service, and apprehension scenarios.

We believe that our investment in training infrastructure, instructor certification, digital training delivery, and post-sale customer success creates a meaningful competitive advantage and a significant barrier to new competition. Our training and support capabilities are designed to serve agencies of all sizes and to deepen customer engagement over time through recurring training services and technology-enabled support.

Manufacturing and Supply Chain

We believe that maintaining scalable, domestically based assembly and manufacturing capabilities is critical to the performance of our products, the growth of our business, and our ability to meet the procurement requirements of federal, defense, and international customers. We are committed to strengthening our domestic manufacturing footprint and supply chain as part of our broader strategy to support Made in America production across our product portfolio.

Manufacturing

Our assembly processes involve specialized systems, materials, and quality control procedures. We contract with third-party suppliers to produce various parts, components, and subassemblies, and we perform final assembly, testing, quality verification, and shipping at our manufacturing facility. We established initial production in Las Vegas in 2018 and relocated to a facility in Arizona in October 2019. In September 2025, we completed a move to a new facility in Norton, Virginia, which provides significantly expanded capacity compared to our prior location. The Norton facility supports our current production requirements and provides the ability to accommodate future growth as demand increases across our product lines. We have refined our internal processes to improve how we design, test, and qualify products, and we continue to implement rigorous manufacturing and quality processes to track production and field performance.

Our WrapVision body-worn camera is assembled in North America in alignment with our commitment to domestic production and federal data-sovereignty and procurement requirements. We also work with domestic research and development partners to support the advancement of our C-UAS and other emerging technology programs.

Suppliers

We have established relationships with key suppliers, and their timely and reliable delivery is important to our ability to meet customer demand. We source parts, components, and subassemblies from a combination of domestic and international suppliers and are actively working to increase the proportion of our supply chain that is U.S.-based. We periodically implement design and component changes to reduce product costs, improve reliability and manufacturability, and where possible, shift sourcing to domestic alternatives. We maintain finished goods inventory to support near-term customer demand and to reduce the impact of supply chain variability on order fulfillment. However, we remain subject to risks inherent in our supply chain, including component availability, increased lead times, cost fluctuations, and logistics constraints, which can affect our production schedules and have a negative impact on our financial performance. While we anticipate supply chain conditions to continue to stabilize, we recognize that future supplier shortages, logistics disruptions, or other supply chain challenges could have a material adverse effect on our operations and financial results.

Backlog

As of December 31, 2025, backlog was approximately $209 thousand, primarily related to larger agency orders scheduled for near term delivery. Backlog is subject to modification, rescheduling, or cancellation and is not necessarily indicative of future revenues. The amount of backlog at any point in time is dependent upon order timing, scheduled delivery dates to our customers and product lead times. Most orders are shipped shortly after order and backlog is typically associated with larger police agency orders. Because of our history of shipping shortly after order, we do not currently believe backlog at any period end is predictive of future order volume or revenues beyond the reported amount. Distributor and customer orders for future deliveries are generally subject to modification, rescheduling or in some instances, cancellation in the normal course of business.

Competition

The markets in which we operate are competitive and fragmented. We compete with providers of conducted energy devices, less-lethal weapons, training platforms, body-worn cameras, digital evidence management systems, and emerging defense technologies. Many of our competitors have substantially greater financial, technical, manufacturing, and marketing resources than we do.

We position BolaWrap as a non-lethal tool that is distinct from pain-compliance and neuromuscular incapacitation devices. Rather than relying on pain or incapacitation to achieve compliance, BolaWrap creates a controlled interruption through sight, sound, and sensation, giving officers a proactive, lawful option to gain time, space, and tactical advantage before contact distance collapses. While purchasing decisions may involve tradeoffs across use-of-force tools due to budgetary constraints, many agencies view BolaWrap as complementary rather than substitutive, addressing an operational gap where existing tools may represent too high a level of force to be deployed early in an encounter.

Beyond BolaWrap, we are building an integrated system of tools, training, and tactics designed to address the broader operational needs of public safety agencies; spanning non-lethal response technology, scenario-based and human-factors training, body-worn cameras, and evidence management. In these areas, we compete with both legacy 2D simulator providers and newer VR-based platforms, as well as established body-worn camera and digital evidence management vendors. In the emerging counter-UAS market, we compete with a growing number of companies offering detection, electronic warfare, and kinetic interdiction solutions, though we believe our patented mechanical entanglement technology and modular cassette-based platform approach differentiate our offerings.

Competitive factors include safety, effectiveness, reliability, integration capabilities, regulatory acceptance, pricing, customer support, and training quality.

Government Regulation

As a global public safety technology and services company, we are subject to a wide range of federal, state, local, and international laws and regulations governing our products, operations, and commercial activities. These regulations affect multiple aspects of our business, including product classification and licensing, manufacturing, export and import controls, data privacy and security, drone operations, defense procurement, and workplace safety and environmental compliance. Compliance with these requirements is critical to our ability to manufacture, market, and sell our products and services, and the costs of compliance, as well as any failure to comply, could affect our financial results and competitive position.

Firearms Classification and Licensing

Our BolaWrap products are classified as "Any Other Weapon" ("AOW") by the ATF. As a result, we are required to maintain a Federal Firearms License ("FFL") and Special Occupational Tax ("SOT") registration to manufacture and distribute these products. This classification requires that transfers of BolaWrap to end users comply with applicable ATF requirements, which in practice limits our ability to transfer products directly to private security firms and individual consumers without additional regulatory steps. Transfer, possession, and use restrictions on non-lethal devices such as BolaWrap vary by country, and we work with international distributors and legal advisors to ensure compliance with applicable local requirements in each market.

While the cost of maintaining our FFL and SOT licensing is not a significant financial burden, the classification constrains our competitive position relative to other non-lethal products that are not subject to the requirements of the National Firearms Act of 1934.

State and Local Regulations

Our products are also subject to state and local laws and regulations, which may vary by jurisdiction. Certain states impose restrictions on the possession, transfer, or use of devices classified under the ATF or similar state-level frameworks.

Export Controls and International Trade

Our international sales are subject to U.S. export control regulations, customs requirements, and international trade compliance obligations. Depending on the product and destination, our exports may be regulated under the International Traffic in Arms Regulations (ITAR) administered by the U.S. Department of State, the Export Administration Regulations (EAR) administered by the U.S. Department of Commerce, or both. Compliance with export control regulations adds time and administrative cost to our international sales process and may limit our ability to sell certain products in certain countries or to certain end users. We work with international distributors and trade compliance advisors to navigate applicable import and export regulations in each market.

Counter-UAS and Drone Regulations

Our C-UAS program, MERLIN, involves technologies that may be subject to regulation by multiple federal and international authorities. In the United States, drone operations are regulated by the Federal Aviation Administration ("FAA") under Title 14 of the Code of Federal Regulations, and counter-drone technologies are subject to evolving federal regulatory frameworks that govern which entities are authorized to detect, track, and mitigate unmanned aircraft. Our C-UAS products may also be subject to export control classifications and, if commercialized for defense applications, additional regulatory requirements applicable to defense articles and defense services. The regulatory environment for counter-UAS technology is evolving, and changes in federal law or FAA policy could affect the timeline and scope of commercialization of our C-UAS programs.

Data Privacy, Cybersecurity, and Evidence Management

Our body-worn camera and digital evidence management solutions involve the collection, storage, processing, and transmission of law enforcement data, including video, audio, and evidentiary records. These activities are subject to federal and state data protection, privacy, and information security requirements, including the Criminal Justice Information Services ("CJIS") Security Policy, which establishes security standards for any entity that accesses or manages criminal justice information. We are also subject to state-level privacy laws and, in our international markets, data protection regulations that may impose varying requirements on how law enforcement data is collected, stored, and shared. Compliance with these requirements may require ongoing investment in information security infrastructure, data handling procedures, and audit and certification processes.

Federal Procurement and Trade Compliance

As we pursue opportunities with U.S. federal government customers through Wrap Federal, our wholly-owned subsidiary, we are subject to procurement regulations and compliance requirements applicable to federal contractors. Our products are Trade Agreements Act (TAA) compliant, which is a requirement for products sold through federal procurement channels, including the General Services Administration (GSA). Federal contracting may subject us to additional regulatory requirements.

Strategy

Our strategy is to build a diversified public safety technology platform centered on integrated non-lethal solutions that combine tools, training, and tactics to give officers and agencies proactive, lawful control of encounters while improving safety, transparency, and operational effectiveness. We are executing this strategy through a combination of expanding our core BolaWrap business, developing and scaling new product lines and service offerings, growing recurring revenue through subscription-based platforms, entering adjacent markets through dedicated federal and defense initiatives, and expanding our international presence.

Expanding BolaWrap Adoption

BolaWrap remains the foundation of our product portfolio and our primary customer acquisition tool. Our growth strategy for BolaWrap focuses on both acquiring new agency customers and expanding adoption within existing customers toward agency-wide deployment. Many agencies that have initially purchased BolaWrap for evaluation or limited deployment represent meaningful expansion opportunities as they integrate the device into their use-of-force policies, training programs, and standard-issue equipment. We support this expansion through professional training, instructor certification, policy integration assistance, and ongoing customer success engagement. We believe that broader deployment within agencies also drives recurring consumable revenue through cassette replenishment, replacement, and training use.

Deepening Customer Relationships Through Programmatic Delivery

A central element of our strategy is shifting from selling individual products to delivering integrated programs that combine tools, training, and tactics into a sustained operational framework for agencies. Under this approach, we engage with agencies not only as a product supplier but as a long-term partner supporting their non-lethal operational capabilities. This model is designed to include BolaWrap hardware and consumables, WrapTactics digital training subscriptions, professional in-person training services, policy support, and where applicable, body-worn camera and evidence management solutions. We believe this programmatic approach increases customer retention, expands revenue per agency, and creates deeper, longer-term relationships that are more resilient than transactional product sales.

Growing the Body-Worn Camera and Digital Evidence Management Business

Through WrapVision, our body-worn camera, and our cloud-based digital evidence management platform, we are building a standalone product line that also complements our core non-lethal solutions portfolio. We believe our offering provides agencies with a cost-effective alternative to incumbent providers in a market where transparency mandates and evidence management requirements continue to drive adoption. WrapVision can be sold independently to agencies seeking an affordable, high-quality body-worn camera and evidence management solution, and it can also be offered alongside BolaWrap and WrapTactics as part of an integrated program. We believe our ability to offer agencies a single-vendor solution that addresses non-lethal tools, training, and accountability creates a differentiated competitive position, particularly among small and mid-sized agencies that may be underserved.

Advancing Counter-UAS Programs

Through our MERLIN program and related research and development initiatives, we are pursuing entry into the counter-unmanned aircraft system market. Our C-UAS strategy leverages our proprietary mechanical entanglement technology and modular cassette-based platform to offer a non-lethal approach to drone interdiction that does not rely on electronic jamming or kinetic destruction. We are pursuing government testing and evaluation opportunities, research and development partnerships, and internal technology advancement with the goal of positioning our C-UAS solutions for future procurement across defense, homeland security, and critical infrastructure protection applications. These programs remain in various stages of development and evaluation, and we expect continued investment in this area before material revenue is generated.

Expanding Federal and Defense Market Access

Through Wrap Federal, we have established a dedicated entity to support engagement with U.S. federal government customers, including agencies within the Department of Defense, Department of Homeland Security, and other federal organizations. Our non-lethal tools, training platforms, and C-UAS technologies have potential applications across multiple federal use cases, and we believe a dedicated federal subsidiary positions us to more effectively navigate the procurement, compliance, and security requirements specific to these customers as we seek to develop relationships within these markets.

Expanding International Sales

We intend to continue expanding our international presence across law enforcement and public safety markets worldwide. We maintain a network of international distributors. We see broad-based international interest in our solutions, with particular momentum in South America. International growth is supported by the centralized procurement dynamics in many countries, where national-level adoption decisions can result in large-scale deployments. We focus significant resources on supporting our international distribution partners through training, business development, and sales support.

Pursuing Strategic Acquisitions and Partnerships

We intend to continue evaluating strategic acquisitions, partnerships, and collaborations that complement our existing product and service offerings, expand our technology capabilities, strengthen our distribution network, or accelerate entry into new markets. Our acquisition of NSENA in 2020, which provided the foundation for our Wrap Reality virtual reality training platform and our acquisition of Intrensic in 2023, which provided the foundation for our WrapVision body-worn camera and digital evidence management platform, are examples of this approach. We also pursue strategic partnerships with organizations that extend our reach into federal, defense, and international markets.

Warranties

Our products generally include a limited warranty that covers defects in materials and workmanship for up to one year from the date of purchase. Customers may also purchase extended warranty coverage for additional periods. Warranty terms vary by product and jurisdiction.

Intellectual Property

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

As of December 31, 2025, we held 93 issued patents and 149 pending patent applications with expiration dates ranging from 2032 to 2047 in the United States and internationally related to non-lethal systems, tethered-deployment technology, training platforms, and digital evidence management solutions. We enter into confidentiality and invention assignment agreements with employees, consultants, and third parties. Despite these efforts, there can be no assurance that our intellectual property rights will not be challenged, circumvented, or invalidated.

Research and Development

We conduct research and development ("R&D") on an ongoing basis to enhance our existing products, develop new applications for our core technologies, advance emerging technology programs, and improve manufacturing efficiency and product reliability. Our R&D efforts are led by our internal engineering, software development, and product design team and are supplemented by specialized consultants and domestic research and development partners when additional expertise or capacity is required. Our R&D activities span mechanical and electrical engineering, software development, materials science, manufacturing process improvement, and content development for our training platforms.

BolaWrap Platform

We are investing in next-generation BolaWrap development, including early-stage work on future device iterations and continued refinement of our cassette-based platform architecture. We also focus on manufacturing process improvements and design changes intended to reduce production costs, improve product reliability, and enhance manufacturability. We believe our modular cassette architecture provides a foundation for future product variants and expanded use-case applications.

Counter-UAS Technologies

A significant portion of our research and development effort is directed toward our counter-unmanned aircraft system programs, including MERLIN and related initiatives. This work focuses on advancing our proprietary mechanical entanglement technology and modular platform for non-lethal drone interdiction applications across defense, homeland security, and critical infrastructure protection missions. Our C-UAS development efforts are supported by domestic R&D partners with specialized capabilities in areas relevant to these programs. All C-UAS research and development is currently company-sponsored.

WrapTactics Training Platform

We are continuing to develop and enhance the WrapTactics platform, including expanding its content library, building out hybrid training capabilities that integrate digital delivery with in-person instructor certification, and improving platform functionality and user experience. We believe ongoing investment in WrapTactics is central to our strategy of delivering programmatic, subscription-based training that sustains officer readiness and generates recurring revenue.

WrapVision and Digital Evidence Management

Our WrapVision body-worn camera platform is stable and in active deployment. We continue to make enhancements to our cloud-based digital evidence management software to improve functionality, user experience, and integration with agency workflows. Development efforts in this area focus on incremental improvements and feature additions rather than fundamental platform redesign.

Wrap Reality Virtual Reality Training

Our Wrap Reality VR platform currently includes scenario libraries for law enforcement, corrections, and societal reentry applications. While our near-term training development investment is primarily focused on WrapTactics, we have plans to expand the Wrap Reality content library with additional scenarios and to continue enhancing the platform as virtual reality and simulation-based training adoption grows across public safety markets.

Future levels of research and development investment will vary depending on the timing of new product development milestones, the progression of our C-UAS programs, the availability of government-funded research opportunities, and the resources available to advance development across our product portfolio. We expect research and development to be a meaningful area of investment as we continue to expand our diversified public safety technology platforms.

Seasonality

Our operating results are influenced by government budget cycles and procurement timing. Many U.S. law enforcement agencies operate on fiscal years ending June 30, while federal agencies operate on fiscal years ending September 30, which can result in higher purchasing activity in certain quarters. International purchasing patterns may also contribute to variability in quarterly results.

Employees

As of December 31, 2025, we employed approximately 25 full-time employees. During 2025, we grew our workforce 32% compared to the end of the prior year, with additions concentrated in our research and development, sales and marketing divisions. In addition, we engage consultants and contractors from time to time to supplement our full-time personnel across sales, marketing, training, engineering, and other functions.

Our success depends on the continued service of our employees and on our ability to attract, retain, and motivate talented individuals across our organization. We are committed to fostering a work environment that supports professional development, encourages innovation, and aligns our team with the Company's mission of enabling safer outcomes in public safety. We believe our employees are critical to our ability to execute on our strategic priorities and we continue to invest in building the capabilities and culture necessary to support our growth.

Available Information

As a public company, we are required to file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and other information (including any amendments) with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You can find our SEC filings at the SEC’s website at www.sec.gov.

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

RISK FACTOR SUMMARY

Risk Factors Relating to Our Business and Industry

We have a history of operating losses, expect additional losses and may not achieve or sustain profitability.

We have a history of operating losses and expect to incur additional losses until we achieve sufficient revenue and operating margins to offset our operating costs. Our net loss for the years ended December 31, 2025 and 2024 was approximately $10.3 million and $5.9 million, respectively. The increase in net loss in 2025 was primarily attributable to lower non-cash income related to changes in the fair value of warrant liabilities compared to 2024, as well as continued operating losses incurred while we invested in product development, commercialization initiatives, and expansion of our technology platform, despite ongoing cost containment efforts. Our ability to achieve future profitability depends on a number of factors, many of which are outside of our control, and failure to achieve or sustain profitability may require us to raise additional capital, which could result in dilution to stockholders and have a material adverse effect on the market value of our Common Stock.

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

  failure of product sales and services to meet planned projections;

  government spending levels impacting sales of our products;

  working capital requirements to support business growth;

  our ability to integrate acquisitions;

  our ability to control spending;

  our ability to collect accounts receivable; and

  acceptance of our products and services in planned markets.

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

If we are unable to raise capital through a registered offering, we would be required to conduct our equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under the Nasdaq Capital Market ("Nasdaq Capital Market" or "Nasdaq") rules, or seek other sources of capital. The foregoing limitations on our financing approaches could have a material adverse effect on our results of operations, liquidity, and financial position.

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

  Maintain required regulatory approvals for our products in global market locations;

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

We continue to invest substantial funds in further developing and commercializing our Wrap Reality product line which is highly competitive. The commercial launch of the Wrap Reality Virtual Training product is in the early stages in a new marketplace for 3D Virtual Reality training that competes with a legacy 2D virtual training environment. We expect 2D virtual training companies to either try to buy out companies like ours or choose to build 3D Virtual reality to compete with us. As one of the only companies with both on premise 3D Virtual Reality and full cloud 3D Virtual Reality we plan to compete on both fronts; however, our ability to commercialize this 3D Virtual Reality product line may be influenced by many factors, including:

  our ability to continue to develop new products and new content;

  our ability to obtain, set up and service new VR customers;

  our ability to achieve and maintain market acceptance;

  the impact of competition; and

  our ability to attract and retain talent.

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

A substantial number of law enforcement agencies may not purchase our product. In addition, if our product is not widely accepted by the law enforcement market or we do not meet their expectations, we may not be able to expand sales of our product into other markets. Law enforcement agencies may be influenced by claims or perceptions that our product is not effective or may be used in an abusive manner. Our reputation could be damaged if we do not meet customer expectations for performance, value and quality. Sales of our product to agencies may be delayed or limited by such claims or perceptions or to any negative publicity or damage to our reputation. We now receive earned media that is often positive and helps our sales and growth and having negative earned media will create the opposite effect.

Some components of our products pose potential safety risks, and our devices and related training products may be used in inherently dangerous situations, which expose us to personal injury and other liability claims that could harm our reputation and adversely affect our sales and financial condition.

Our BolaWrap non-lethal devices and related training products including WrapTactics, WrapReady, and Wrap Reality are used by law enforcement, corrections, probation and other public-safety personnel in situations that may involve the use of force against individuals. Some of the components of our products contain elements that may pose potential safety risks. While our products are designed to provide officers with a proactive, non-lethal option to gain control of encounters earlier and reduce the risk of injury to both officers and subjects, there is always a chance that use could result in injury to those involved. In addition to these risks, there can be no assurance that accidents in the facilities that use our products will not occur. If an incident occurs in which a BolaWrap device or our training products are alleged to have malfunctioned, been defective, lacked adequate instructions or warnings or been insufficient to prevent injury, we may be subject to product liability claims, negligence claims, wrongful death claims, regulatory investigations, or other legal proceedings.

Even if we ultimately prevail, the cost of defending such claims could be substantial and could divert management attention and resources. Adverse judgments, settlements, increased insurance premiums, or negative publicity arising from such incidents could harm our reputation, reduce demand for our products and adversely affect our business, financial condition, and results of operations.

The effectiveness of our products depends on customer training, policies, and implementation practices, which we do not control.

The effectiveness of our devices and training solutions depends significantly on how customers implement our products, including the adequacy of customer policies, supervision, instructor quality, training frequency and adherence to recommended procedures. Our training offerings including WrapTactics, WrapReady and Wrap Reality are designed to support proper deployment of our products, but customers may choose not to adopt, fully implement, or consistently follow our training or policy recommendations.

If customers fail to properly train personnel, implement appropriate policies, or integrate our products into their operational workflows, outcomes may differ from expectations and may result in incidents, reduced customer satisfaction, contract disputes, or non-renewals. Negative outcomes attributed to improper use or insufficient training could nevertheless harm our reputation and adversely affect demand for our products.

Our subscription-based revenue model may result in revenue volatility, delayed recognition and customer churn.

A portion of our revenue is derived from subscription and recurring arrangements, including WrapReady, WrapTactics, Wrap Reality and certain WrapVision services. Revenue from these arrangements is generally recognized over the contract term and may not align with the timing of sales efforts, bookings, or customer deployments. Implementations may be delayed due to customer procurement processes, IT and security reviews, staffing constraints, or integration timelines.

Additionally, many of our customers are governmental entities that depend on annual appropriations, grants or discretionary funding. Contracts may be canceled, reduced, or not renewed due to budget changes or shifting priorities. Any increase in customer churn, delays in deployment, or reductions in public-sector spending could cause fluctuations in revenue and adversely affect our financial results.

The use of certain of our solutions may be perceived as, or determined by the courts to be, in violation of privacy rights and related laws. Any such perception or determination could adversely affect our financial results and results of operations.

Because of the nature of certain of our products, including those used to access, collect, review, store, share and support digital evidence, the general public could perceive that the use of our solutions may result in violations of individual privacy rights. In addition, certain courts or regulatory authorities could determine that the use of our software solutions violates privacy laws. Any such determination or perception by potential customers, the general public, government entities or judicial authorities could harm our reputation, may result in reduced usage or adoption rates of our platforms by our customers and adversely affect our reputation, revenue, financial condition and results of operations. While we dedicate resources to ensure our compliance with applicable privacy laws, we are responsible and liable for personal data which our customers entrust in our platforms and we process as part of the services we provide. We require our customers to comply with applicable privacy laws when using our products; however we may still be held responsible and even liable for the manner in which our customer uses such data, including if the customer uses the data in a way that is a violation of privacy related laws or any of our agreements.

Contracting with government entities, including police departments, can be complex, expensive, and time-consuming.

The procurement process for government entities is in many ways more challenging than contracting in the private sector. We must comply with laws and regulations relating to the formation, administration, performance and pricing of contracts with government entities, including U.S. federal, state and local governmental bodies. These laws and regulations may impose added costs on our business or prolong or complicate our sales efforts, and failure to comply with these laws and regulations or other applicable requirements could lead to claims for damages from our customers, penalties, termination of contracts and other adverse consequences. Any such damages, penalties, disruptions or limitations in our ability to do business with government entities could have a material adverse effect on our business, operating results and financial condition.

Government entities often require highly specialized contract terms that may differ from our standard arrangements. Compliance with these special standards or satisfaction of such requirements could complicate our efforts to obtain business or increase the cost of doing so. Even if we do meet these special standards or requirements, the increased costs associated with providing our solutions to government customers could harm our margins. Additionally, even once we have secured a government contract, the renewal process can be lengthy and as time-consuming as the initial sale, and we may be providing our service for months past the contract expiration date without certainty if the renewal agreement will be signed or not.

Changes in the underlying regulatory conditions, political landscape or required procurement procedures that affect these types of customers could be introduced prior to the completion of our sales cycle, making it more difficult or costly to finalize a contract with a new customer or expand or renew an existing customer relationship. For example, customers may require a competitive bidding process with extended response deadlines, review or appeal periods, or customer attention may be diverted to other government matters, postponing the consideration of the purchase of our products. Such delays could harm our ability to provide our solutions efficiently and to grow or maintain our customer base.

Our recent expansion into drone and counter-UAS technologies may not be successful, and we may fail to achieve commercial adoption or generate meaningful revenue from these initiatives.

We have recently expanded beyond our core BolaWrap products into new areas such as drone payload systems, drone-first-responder technologies, and counter-unmanned aerial systems. These initiatives are in early stages, and their success depends on our ability to complete development, meet regulatory and technical standards, and achieve customer adoption. The markets for drone and C-UAS solutions are emerging, highly competitive, and subject to rapid technological change, and we face established and well-funded competitors. If our new products fail to perform as expected, experience development delays, or do not achieve meaningful market traction, our anticipated growth, brand reputation, and financial results could be materially adversely affected. There can be no assurance that our investments in these technologies will generate the expected returns or lead to sustainable revenue growth.

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

Our drone-based and counter-UAS technologies may be regulated by multiple federal and international authorities, including the FAA and U.S. export-control agencies. As these regulatory frameworks evolve, new restrictions, certification requirements, or licensing limitations could arise that delay product approvals, increase compliance costs or limit deployment opportunities. Because these systems are designed for public-safety and defense use, any operational incident, misuse, or unintended injury could lead to product-liability claims, investigations, or negative publicity. Any regulatory action, litigation, or reputational harm related to these risks could materially and adversely affect our business and financial condition.

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

  Changes in tariff regulations;

  Foreign currency exchange rate fluctuations;

  Establishing and maintaining relationships with local distributors, agents and dealers;

  Lengthy shipping times and accounts receivable payment cycles;

  Import and export control and licensing requirements;

  Compliance with a variety of US laws, ATF regulations, US Department of Commerce regulations and the Foreign Corrupt Practices Act, by us or key subcontractors or agents;

  Compliance with a variety of foreign laws and regulations, including unexpected changes in taxation and regulatory requirements;

  Greater difficulty in safeguarding intellectual property abroad than in the US; and

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

During the year ended December 31, 2025, we generated approximately 43% of our revenue from international sales. Due principally to the longer sales cycle, procurement delays and regulatory issues associated with domestic sales versus international sales, we currently anticipate that a significant portion of our sales in the year ending December 31, 2026 will be generated from international orders. In the event we are unable to timely collect account receivables associated with international sales, or timing of such international sales is delayed, our financial condition could be adversely and materially affected.

If we are unable to manage our projected growth, our growth prospects may be limited, and our future profitability may be adversely affected.

We intend to continue to expand our sales and marketing and our manufacturing capability. Rapid expansion may strain our staffing, financial and other resources. If we are unable to manage our growth, our business, operating results, and financial condition could be adversely affected. Our systems, procedures, controls, and management resources may not be adequate to support our future growing operations, and we have started to upgrade them and will continue to do so in 2026. We are working to continually improve our operational, financial, and other internal systems to manage our growth effectively, and any failure to do so may lead to inefficiencies and redundancies, and result in reduced growth prospects and profitability.

We may face personal injury and other liability claims that harm our reputation and adversely affect our sales and financial condition.

Our products are designed to give officers a proactive, non-lethal option that can reduce the risk of injury to both officers and subjects in dynamic encounters. There is always a chance that use could result in injury to those involved. Our product may cause or be associated with such injuries. A person injured in a confrontation or otherwise in connection with the use of our product may bring legal action against us to recover damages based on theories including personal injury, wrongful death, negligent design, dangerous product, or inadequate warning. We may also be subject to lawsuits involving allegations of misuse of our product. If successful, personal injury, misuse, and other claims could have a material adverse effect on our operating results and financial condition. Although we carry product liability insurance, significant litigation could also result in a diversion of management’s attention and resources, negative publicity, and an award of monetary damages in excess of our insurance coverage.

The nature of our business may result in undesirable press coverage or other negative publicity.

Our solutions are used to assist law enforcement and first responders in volatile encounters. Even when our device works as intended, incidents can lead to injury, loss of life and other negative outcomes, and such events are likely to receive negative publicity even if not directly caused by BolaWrap. If our product fails to perform as intended during an encounter, related adverse outcomes may receive negative media attention. At times, body or dash camera images or other images of use of our product may become a matter of public record due to legal or other obligations (for example, because of public-records requests or subpoenas to provide information or to testify in court), and we may receive negative media attention as a result.

We may be subject to criticism and unflattering media coverage regarding the effectiveness of our non-lethal solutions and the cost of our solutions to our customers, or the appropriateness of use on persons in crisis or the mentally ill. Such negative publicity could have an adverse impact on new sales, which would adversely impact our financial results and prospects.

Our future success is dependent on our ability to expand sales, and our inability to grow our sales force or maintain and grow distributors would negatively affect our sales.

Our distribution strategy is to pursue sales through multiple channels with an emphasis on direct sales, as well as independent distributors, domestically and internationally. Our inability to recruit and retain sales personnel and maintain and add police equipment distributors who can successfully sell our products could adversely affect our sales. If we do not competitively price our products, provide high quality bug free products and solutions, meet the requirements of any end-users, provide adequate marketing support, or comply with the terms of any distribution arrangements, such distributors may fail to aggressively market our product or may terminate their relationships with us. These developments would likely have a material adverse effect on our sales. Our reliance on the sales of our products by distributors for a large portion of our sales also makes it more difficult to predict our revenue, cash flow and operating results.

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

We depend on certain domestic and foreign suppliers for the delivery of components used in the assembly of our product. During the year ended December 31, 2025, 71% of our supply chain is from domestic U.S. suppliers. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or sub-assemblies and reduced control over pricing and timing of delivery of components and subassemblies. Specifically, we depend on suppliers of sub-assemblies, electronic components, injection molded plastic parts, and other miscellaneous custom parts for our product, some from sole source suppliers. We are still subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities or changes for bugs or enhancements. Delays in our suppliers’ abilities, especially any sole suppliers, to provide us with necessary materials and components may delay production or may require us to seek alternative supply sources. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition.

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

In November 2022, we acquired the rights to certain software assets and services to drive the rapid enhancement of our Wrap Reality Cloud platform, and in August 2023 we acquired Intrensic, which included a Body-Worn Camera and Digital Evidence Management solution. However, our ability to successfully implement our business plan and achieve targeted financial results and other benefits including, among other things, greater market presence and development, and enhancements to our product portfolio and customer base, is dependent on our ability to successfully identify, consummate and integrate acquisitions we may acquire in the future. We may not realize the intended benefits of the acquisition of other businesses in the future as rapidly as, or to the extent, anticipated by our management. There can be no assurance that we will be able to successfully integrate any other acquired businesses, products or technologies without substantial expense, delay or other operational or financial problems. Acquisitions involve several risks, some or all of which could have a material adverse effect on our acquired businesses, products or technologies. Furthermore, there can be no assurance that any acquired business, product, or technology will be profitable or achieve anticipated revenues and income. Our failure to manage our acquisition and integration strategy successfully could have a material adverse effect on our business, results of operations and financial condition. The process of integrating an acquired business involves risks, including but not limited to:

  Demands on management related to changes in the size and possible locations of our businesses and employees;

  Diversion of management's attention from the management of daily operations;

  Difficulties in the assimilation of different corporate cultures, employees and business practices;

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

  Costs and expense associated with any undisclosed or potential liabilities; and

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

Our BolaWrap device is classified as a firearm and the BolaWrap 150 is also classified as an AOW. Both firearms and explosive devices are regulated by the US Bureau of Alcohol, Tobacco, Firearms and Explosives involving substantial regulatory compliance. ATF regulations are enforced by surveillance and inspection of federal firearms licensees (“FFLs”). If the ATF finds a violation, it can institute a wide range of enforcement actions, ranging from warnings to more severe sanctions such as fines, penalties, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions or total shutdown of production, and criminal prosecution. Any such actions could have a material adverse impact on our operations.

The federal firearms laws impose strict controls over the possession and transfers of firearms, which may impact our ability to transfer devices to customers. Because the ATF has classified our devices as AOWs, we must register our devices with the ATF at the time of manufacture. Before we may transfer our registered devices to any customer, including a government agency, we must obtain approval from the ATF. The ATF processing time for transfer applications varies significantly, depending on the prospective transferee. Applications to transfer AOWs to U.S., state or local government entities are usually processed in 1-3 weeks, while transfers to private, non-licensed individuals require a longer processing time because of the required background investigation of the transferee. These types of transfers may take 6-8 months or longer.

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

Our product is also controlled by the US Department of Commerce for exports directly from the US. Consequently, we need to obtain export licenses from the DOC for the export of our products from the US. Compliance with or future changes in US export regulations could significantly and adversely affect any future international sales.

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

Our products, including the BolaWrap 150, are protected by limited patent and other intellectual property protection. If we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights.

Our future success depends in part upon our proprietary technology. We currently own 32-issued US patents related to the BolaWrap technology and have 8 US patents pending. We have filed foreign patent applications in the European Union (up to 39 countries) and 23 other countries and reserved our rights to file additional foreign patents. Our protective measures taken thus far, including our issued patents, pending patents, issued and pending trademarks and trade secret laws, may prove inadequate to protect our proprietary rights. To date we have a total of 84 issued domestic and international patents. During 2025 we filed 7 patent applications all of which were US filings. We feel the significant investment in patent protection in the US and abroad creates a significant amount of IP and value in Wrap. However, there can be no assurance we will be granted any patent rights from pending patents. The scope of any possible patent rights may not prevent others from developing and selling competing products. The validity and breadth of claims covered in any possible patents involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, lengthy, and expensive. In addition, any patents, if granted, may be held invalid upon challenge, or others may claim rights in or ownership of our patents.

Furthermore, the issuance of a patent, while presumed valid and enforceable, is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Competitors may also be able to design around our patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees.

Our intellectual property may be challenged, deemed unenforceable, invalidated or circumvented. We will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that these rights (and the products and services they cover) are protected by valid and enforceable patents, copyrights or trademarks, or are effectively maintained as trade secrets.

Any patents we obtain may be challenged by re-examination or otherwise invalidated or eventually found unenforceable. A third-party may submit prior art, or we may become involved in opposition, derivation, reexamination, inter partes review, post-grant review, supplemental examination, or interference proceedings challenging our patent rights or development partners. The costs of defending or enforcing our proprietary rights in these proceedings can be substantial, and the outcome can be uncertain. An adverse determination in any such submission or proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, or reduce our ability to manufacture or commercialize products. Furthermore, if the scope or strength of protection provided by our patents and patent applications is threatened, it could discourage companies from collaborating with us to license, develop or commercialize current or future products, or to settle any infringement litigation. The ownership of our proprietary rights could also be challenged.

Our ability to enforce our patent rights depends on our ability to detect infringement. It is difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product, particularly in litigation in countries other than the U.S. that do not provide an extensive discovery procedure. Any litigation to enforce or defend our patent rights, if any, even if we were to prevail, could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded if we were to prevail may not be commercially meaningful.

Both the patent application process and the process of managing patent disputes can be time consuming and expensive. If we were to initiate legal proceedings against a third party to enforce a patent relating to one of our products, the defendant in such litigation could counterclaim that the asserted patents are invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are common, as are validity challenges by the defendant against the subject patent or related patents before the U.S. Patent and Trademark Office ("USPTO"). Grounds for a validity challenge could be an alleged failure to meet any of several statutory patentability requirements, including lack of novelty, obviousness, non-enablement, failure to meet the written description requirement, indefiniteness, and/or failure to claim patentable subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected to prosecution of the patents at issue intentionally withheld material information from the USPTO or made a material misleading statement during prosecution. Additional grounds for an unenforceability assertion include an allegation of misuse or anticompetitive use of patent rights, and an allegation of incorrect inventorship with deceptive intent. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. The outcome of any assertion of invalidity and/or unenforceability is unpredictable. If a defendant or third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the claims of the challenged patents. Such a loss of patent protection could have a material adverse impact on our business.

We may not be able to protect our intellectual property rights throughout the world.

Patent rights are territorial, and patent protection extends only to those countries where we have issued patents. Filing, prosecuting, and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. As part of ordinary course prosecution and maintenance activities, we determine whether to seek patent protection outside the U.S. and in which countries. This also applies to patents we have acquired or in-licensed from third parties. In some cases, this means that we, or our predecessors in interest or licensors of patents within our portfolio, have sought patent protection in a limited number of countries for patents covering our product candidates. Competitors may use our technologies in jurisdictions where we have not obtained or are unable to adequately enforce patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is generally not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents, the reproduction of our manufacturing or other know-how or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop.

In Europe, a new unitary patent system, which took effect on June 1, 2023, may significantly impact European patent enforcement actions, including those granted before the introduction of the new system. Under the new system, Applicants can, upon grant of a patent, opt for that patent to become a Unitary Patent which will be subject to the jurisdiction of a new Unitary Patent Court (UPC). Patents granted before the implementation of the new system can be opted out of UPC jurisdiction, remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC may be challenged in a single UPC-based revocation proceeding that, if successful, could invalidate the patent in all countries who are signatories to the UPC. Further, because the UPC is a fairly new court system and there is little precedent for the court’s laws, there is increased uncertainty regarding the outcome of any patent litigation. We are unable to predict what impact the new patent regime may have on our ability to exclude competitors in the European market. In addition to changes in patent laws, patent procedures, and geopolitical dynamics, such as Russia’s incursion into Ukraine, may also impact our ability to obtain and enforce patents in particular jurisdictions. If we are unable to obtain and enforce patents or other IP rights as needed in particular markets, our ability to exclude competitors or stop other violations of our IP in those markets may be reduced.

If we are unable to maintain effective proprietary rights for our technologies or commercial products, we may not be able to compete effectively in our markets.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

Although we expect all of our employees and consultants to assign their inventions to us, and all of our employees, consultants, advisors, and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed or that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating such trade secrets. In addition, others may independently discover our trade secrets and proprietary information.

Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, financial condition and results of operations.

Our competitive position may be seriously damaged if our products are found to infringe on the intellectual property rights of others.

We may not have identified all patents, published applications or published literature that affect our business either by blocking our ability to commercialize our products, by preventing the patentability of one or more aspects of our products to us, or by covering the same or similar technologies that may affect our ability to market our products. For example, we may not have conducted a patent clearance search sufficient to identify potentially obstructing third party patent rights. Moreover, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the USPTO, for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside of the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. We cannot be certain that we were the first to invent, or the first to file, patent applications covering our products. We also may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents.

Our product may infringe or may be alleged to infringe existing patents or patents that may be granted in the future. Pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products, or the use of our products. As a result, we may become party to, or threatened with, future adversarial proceedings or litigation regarding patents with respect to our products and technology. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our products. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

Furthermore, other companies and our competitors may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our products. Any intellectual property infringement claims made against us, with or without merit, could be costly and time-consuming to defend and divert our management’s attention from our business. In the event of a successful claim of infringement against us and if we are unable to license the allegedly infringed technology, our business and operating results could be adversely affected. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of our resources. An adverse result from intellectual property litigation could force us to do one or more of the following:

  Cease selling, incorporating, or using products or services that incorporate the challenged intellectual property;

  Obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

  Redesign products or services that incorporate the disputed technology.

If we are forced to take any of the foregoing actions, we could face substantial costs and shipment delays, and our business could be materially harmed. Although we carry general liability insurance, our insurance may not cover potential claims of this type or be adequate to indemnify us for all liability that may be imposed.

If we are sued for patent infringement, we would need to demonstrate that our products or technology either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. If we are found to infringe a third party’s patent, we could be required to obtain a license from such third party to continue developing and marketing our products and technology or we may elect to enter into such a license in order to settle litigation or in order to resolve disputes prior to litigation. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we are able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us and could require us to make substantial royalty payments. We could also be forced, including by court order, to cease commercializing the infringing technology or product. A finding of infringement could prevent us from commercializing our product or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated confidential information or trade secrets of third parties could have a similar negative impact on our business. Any such claims or infringement or misappropriation are likely to be expensive to defend, and some of our competitors may be able to sustain the costs of complex patent litigation more effectively than us if they have substantially greater resources. Moreover, even if we are successful in defending any infringement proceedings we may incur substantial costs and divert management’s time and attention. There could also be public announcements of the results of the hearing, motions or other interim proceedings or developments. If securities analysts or investors perceive those results to be negative, it could cause the price of shares of our Common Stock to decline.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigations in general, there is a risk that some of our confidential information could be compromised by disclosure during intellectual property litigation or proceeding. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Most of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex intellectual property litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing, misappropriating or otherwise violating our intellectual property.

In addition, it is possible that others may seek indemnity from us if our products are found or alleged to infringe the intellectual property rights of others. Any such claim for indemnity could result in substantial expense to us that could harm our operating results.

Obtaining and maintaining patent protection depends on compliance with various procedures, document submissions, fee payments and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated in case of non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid by us to the relevant patent agencies in several stages over the lifetime of the patents and/or applications. The relevant patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which the failure to comply with the relevant requirements can result in the abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to use our technologies and know-how which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI technologies, and new laws regulating AI technologies recently entered into force in the United States and Europe. In the United States, former Biden administration issued a broad Executive Order on the Safe, Secure and Trustworthy Development and Use of Artificial Intelligence (the “2023 AI Order”), which sets out principles intended to guide AI design and deployment for the public and private sectors and signals the increase in governmental involvement and regulation over AI technologies. This executive order was revoked by President Trump on January 23, 2025. Subsequently, on January 23, 2025, the President issued Executive Order on Removing Barriers to American Leadership in Artificial Intelligence, which directed relevant agencies to develop an action plan to assure global dominance by the United States in artificial intelligence, and to examine any actions taken in connection with the 2023 AI Order, which are incongruent with Trump’s order.

In addition, agencies such as the Department of Commerce and the Federal Trade Commission have issued proposed rules governing the use and development of AI technologies. Legislation related to AI technologies has also been introduced at the federal level and is advancing at the state level. Such additional regulations may impact our ability to develop, use, and commercialize AI technologies offered by our service providers and within our products and services in the future.

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

We currently expect that the BolaWrap product will be the primary source of our revenue in 2026. We expect our revenue to vary significantly due to several factors. Many of these factors are beyond our control. Any one or more of these factors, including those listed below, could cause us to fail to achieve our revenue expectations. These factors include, among others:
  Our ability to develop, manufacture, ship and supply product to customers;
  Market acceptance of, and changes in demand for, our products;
  Gains or losses of significant customers, distributors, or strategic relationships;
  Unpredictable volume and timing of customer orders;
  The availability, pricing, and timeliness of delivery of components in our supply chain for our products;
  Fluctuations in the availability of manufacturing capacity or manufacturing yields and related manufacturing costs;
  Timing of new technological advances, product announcements or introductions by us and by our competitors;
  Unpredictable warranty costs associated with our products;
  Budgetary cycles and order delays by customers or production delays by us or our suppliers;
  Regulatory changes affecting the marketability of our products;
  General economic conditions that could affect the timing of customer orders and capital spending and result in order cancellations or rescheduling
  General political conditions in this country and in various other parts of the world that could affect spending for the products that we intend to offer; and
  Seasonality of purchasing timeframes and procurement delays impact sales.
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

  The timing and extent of our research and development efforts;

  Investments and costs of maintaining or protecting our intellectual property;

  Marketing and sales efforts to promote our products and technologies;

  The timing of personnel and consultant hiring; and

  Supply chain and inventory cost variations.

Most of our operating expenses are relatively fixed in the short term. We may be unable to rapidly adjust spending to compensate for any unexpected sales shortfalls, which could harm our quarterly operating results and our stock price. We do not have the ability to predict future operating results with any certainty.

Risk Factors Related to Our Series A and Series B Preferred Stock

The Certificate of Designations for the Series A Preferred Stock provides for dividends to be issued in the form of shares of Common Stock at a conversion price that varies with the trading price of our Common Stock, and it contains “full ratchet” anti-dilution provisions applicable to the dividend conversion price and the conversion price for voluntary conversions of Series A Preferred Stock into Common Stock. These features may result in a greater number of shares of Common Stock being issued upon conversions than if the conversions were effected at the conversion price in effect at the time of this offering. Sales of these shares will dilute the interests of other security holders and may depress the price of our Common Stock and make it difficult for us to raise additional capital.

The Series A Certificate of Designations (as defined herein) for our Series A Preferred Stock provides for the payment of dividends to the holder of our Series A Preferred Stock in cash or shares of Common Stock, or a combination thereof, at the Company’s option. If the Company elects to pay any dividends in shares of Common Stock, the conversion price used to calculate the number of shares issuable will equal to the lower of (i) the then applicable conversion price and (ii) 85% of the arithmetic average of the three (3) lowest closing prices of the Common Stock during the twenty (20) consecutive trading day period ending on the trading day immediately preceding the dividend payment date, subject to a floor price. The Series A Certificate of Designations also contains “full ratchet” anti-dilution provisions applicable to the conversion prices used in voluntary conversions of Series A Preferred Stock by the holders thereof and by the Company in paying any dividends in shares of Common Stock, which provisions require the lowering of the applicable conversion price, as then in effect, to the purchase price of equity or equity-linked securities issued in subsequent offerings. If in the future, while any of our Series A Preferred Stock is outstanding, we issue securities at an effective Common Stock purchase price that is less than the applicable conversion price of our Series A Preferred Stock, as then in effect, we will be required, subject to certain limitations and adjustments as provided in the Series A Certificate of Designations for the Series A Preferred Stock, to further reduce the relevant conversion price, which will result in a greater number of shares of Common Stock being issuable upon conversion of the Series A Preferred Stock or upon the payment of dividends to the holders of the Series A Preferred Stock in shares of Common Stock, which in turn will have a greater dilutive effect on our stockholders. The potential for such additional issuances may depress the price of our Common Stock regardless of our business performance. We may find it more difficult to raise additional equity capital while any of our Series A Preferred Stock is outstanding.

Further, it is possible that we will not have a sufficient number of available shares to satisfy the conversion of the Series A Preferred Stock or the payment of dividends to the holders of the Series A Preferred Stock in shares of Common Stock if we enter into a future transaction that reduces the applicable conversion price. If we do not have a sufficient number of available shares for any Series A Preferred Stock conversions, we will be required to increase our authorized shares, which may not be possible and will be time-consuming and expensive.

The Series A Preferred Stock provides for the payment of dividends in cash or in shares of our Common Stock, or a combination thereof, and we may not be permitted to pay such dividends in cash, which will require us to have shares of Common Stock available to pay the dividends.

Each share of the Series A Preferred Stock is entitled to receive cumulative dividends at the rate per share of 8% per annum of the stated value per share. The dividends are payable in cash, out of any funds legally available for such purpose, or shares of Common Stock, or a combination thereof, at the Company’s option. The conversion price used to calculate the number of shares of Common Stock issuable in connection with a given dividend payment is subject to reduction if in the future we issue securities for less than the conversion price of our Series A Preferred Stock, as then in effect. This may have the effect of increasing the number of shares we would be obligated to issue in order to make a dividend payment in shares of Common Stock. We will not be permitted to pay the dividend in cash unless we are legally permitted to do so under Delaware law. As such, we may rely on having available shares of Common Stock to pay such dividends, which will result in dilution to our stockholders. If we do not have such available shares, we may not be able to satisfy our dividend obligations.

The Certificate of Designations of the Series B Convertible Preferred Stock provides for the payment of cumulative dividends in shares of our Common Stock which will require us to have shares of Common Stock available to pay the dividends.

Each share of the Series B Convertible Preferred Stock, par value $0.0001 per share ("Series B Preferred Stock") is entitled to receive dividends as and when declared by the Board of Directors of the Company (the "Board"), from time to time, in its sole discretion, which dividends shall be paid by the Company out of funds legally available therefor, payable, subject to the conditions and other terms hereof, in cash, in securities of the Company, or using assets as determined by the Board on the stated value of such preferred share in accordance with the terms of the Series B Certificate of Designations (as defined herein). As such, we may rely on having available shares of Common Stock to pay such dividends, which will result in dilution to our stockholders. If we do not have such available shares, we may not be able to satisfy our obligations as related to these dividends pursuant to the terms of the Series B Certificate of Designations.

The Series B Warrants contain certain anti-dilution provisions, which may dilute the interests of our stockholders, depress the price of our Common Stock, and make it difficult for us to raise additional capital.

Certain events may reduce the exercise price of the warrants issued concurrently with the Series B Preferred Stock (the "Series B Warrants"), which in turn may lead to further dilution to the holders of our Common Stock. In addition, the perceived risk of dilution may cause our stockholders to be more inclined to sell their Common Stock, which may in turn depress the price of shares of our Common Stock regardless of our business performance. We may also find it more difficult to raise additional equity capital while any of the shares of Series B Preferred Stock and the Series B Warrants remain outstanding. Under the Series B Purchase Agreement (as defined herein), we are subject to certain covenants that may make it difficult to procure additional financing.

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

  Actual or anticipated fluctuations in our operating results;

  Failure of securities analysts to initiate or maintain coverage of our Company, changes in financial estimates by any securities analysts who follow our Company, or our failure to meet these estimates or the expectations of investors;

  Rating changes by any securities analysts who follow our Company;

  Changes in the availability of federal funding to support local law enforcement efforts, or local budgets;

  International budget changes or changeover in government leadership;

  Announcements by us of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

  Changes in operating performance and stock market valuations of other security product companies generally;

  Price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

  Announcements of merger or acquisition transactions;

  Changes in our Board or management and key personnel;

  Sales of large blocks of our Common Stock, including sales by our founders, executive officers, directors and significant stockholders;

  Lawsuits threatened or filed against us;

  Short sales, hedging and other derivative transactions involving our capital stock;

  General economic conditions in the US and abroad; and

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

Lawsuits of this nature divert financial and management resources that would otherwise be used to benefit our operations and defending the lawsuits may result in substantial costs. Any lawsuit to which we or our directors or officers are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Any of these results could adversely affect our business.

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

Management and certain directors owned more than 10% of our Common Stock as of December 31, 2025. As a result, our management and certain directors, acting individually or as a group, have the potential ability to exert influence on the outcome of issues requiring approval by our stockholders.

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

Our Common Stock could be delisted from the Nasdaq Stock Market.

Nasdaq’s continued listing standards for our Common Stock require, among other things, that we maintain a closing bid price for our Common Stock of at least $1.00, and either (A) stockholders’ equity of $2.5 million; (B) market value of listed securities of $35 million; or (C) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, and that we timely file all required reports with the SEC or risk delisting, which would have a material adverse effect on our business.

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

There is no assurance that we will maintain compliance with such minimum listing requirements. If our Common Stock were delisted from Nasdaq, trading of our Common Stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our Common Stock on an over-the-counter market, and many investors would likely not buy or sell our Common Stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our Common Stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our Common Stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital

We may issue additional shares of Common Stock in the future. The issuance of additional shares of Common Stock may reduce the value of your Common Stock.

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

As of December 31, 2025, we had outstanding options and unvested stock units of 6.4 million shares of our Common Stock. The issuance of shares of Common Stock issuable upon the exercise of options or issuance from restricted stock units or the exercise of warrants that may be outstanding in the future could cause substantial dilution to existing holders of our Common Stock, and the sale of those shares in the market could cause the market price of our Common Stock to decline. The potential dilution from the issuance of these shares could negatively affect the terms on which we are able to obtain equity financing.

We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of your Common Stock.

We are authorized to issue up to 5.0 million shares of preferred stock in one or more series in which 10,000 shares have been designated as Series A Preferred Stock and 4,500 shares have been designated as Series B Preferred Stock. Our Board may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue additional shares of preferred stock, it could affect your rights or reduce the value of your Common Stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. Preferred stock terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions.

We incur substantial costs as a result of being a public company.

As a public company, we incur significant levels of legal, accounting, insurance, exchange listing fees and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Capital Market and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources as compared to when we operated as a private company. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more corporate employees in the future or engage outside consultants to comply with these requirements, which would increase our costs and expenses.

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

The payment of dividends will be at the discretion of our Board.

We have never declared dividends on our Common Stock, and currently do not anticipate that we will do so in the foreseeable future. The declaration and amount of future dividends, if any, will be determined by our Board and will depend on our financial condition, earnings, capital requirements, financial covenants, regulatory constraints, industry practice and other factors our Board deems relevant. In addition, so long as any shares of Series A Preferred Stock are outstanding, as they are at this time, we are not able to declare or pay any cash dividend or distribution on any of our capital stock (other than as required by the Series A Certificate of Designations) without the prior written consent of the Required Holders (as defined in the Series A Certificate of Designations).

General Risk Factors

Our disclosure controls and procedures may not prevent or detect all acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management expects that our disclosure controls and procedures and internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within our company have been prevented or detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

 Failure to maintain an effective system of internal control over financial reporting could harm stockholder and business confidence in our financial reporting, our ability to obtain financing and other aspects of our business.

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that our internal control over financial reporting was effective as of December 31, 2025, it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the Company’s stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We maintain a comprehensive process for identifying, assessing, and managing material risks from cybersecurity threats (as such term is defined in Item 106(a) of Regulation S-K) as part of our broader risk management system and processes. The cybersecurity risk management system involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which we rely. We actively monitor the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats. We obtain input, as appropriate, for our cybersecurity risk management program on the security industry and threat trends from consultants, cybersecurity assessors, auditors and other third parties to gather certain insights designed to identify and assess material cybersecurity threat risks, their severity and potential mitigations. We depend on and engage various third parties, including suppliers, vendors, and service providers. Our risk management, legal, information technology, and compliance personnel identify and oversee risks from cybersecurity threats associated with our use of such entities. Any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment, and then reported to Mr. Srinivasan, our designated member of our Board.

Mr. Srinivasan has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and report any findings and recommendations, as appropriate, to the full Board for consideration. Senior management regularly discusses cyber risks and trends and, should they arise, any material incidents with the designated member of the Board.

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

ITEM 2. PROPERTIES

In November 2023, we commenced a lease in an office building located at 3480 Main Highway, Coconut Grove, Florida, which served as our corporate headquarters. The lease covered approximately 4,487 square feet for an initial term of 89 months, including five months of rent abatement during the first two years of the lease. Monthly lease payments recommenced in 2024 at approximately $39,635 per month and an increase of 3% annually through the lease term, plus certain additional costs and charges as specified in the lease agreement. In February 2026, the Company entered into a Termination and Mutual Release Agreement with the landlord, terminating this lease effective February 13, 2026.

On January 3, 2025, we signed a lease that was to commence on the later of October 2025, or the completion of the premises, for a manufacturing facility located at 182 Progress Way NE, Norton, Virginia 24273. The lease of the 20,000 square foot facility has an initial term of five years with the option to renew for an additional two-year term, subject to adjustments based on the Consumer Price Index. Monthly lease payments are $10,000, calculated at $6 per gross square foot per year. Following two years of occupancy from the start of the lease, we may terminate the lease without penalty by providing sixty days' written notice. The Company was granted early occupancy of the facility for use beginning on August 18, 2025.

In March 2026, we entered into a month-to-month service agreement for a business address located at 3350 Virginia Street, Miami, Florida 33133, at an approximate monthly cost of $165, which serves as the Company's headquarters.

We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may become subject to legal proceedings, as well as demands and claims that arise in the normal course of our business, including claims of alleged infringement of third-party patents and other intellectual property rights, breach of contract, employment law violations, and other matters and matters involving requests for information from us or our customers under federal or state law. Such claims, even if not meritorious, could result in the expenditure of significant financial and management resources. We make a provision for liability relating to legal matters in our financial statements when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter.

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

Holders

As of March 23, 2026 there were 55,500,054 shares of Common Stock outstanding and approximately 37 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our Common Stock. We currently do not anticipate paying any cash dividends in the foreseeable future. The decision to pay dividends is at the discretion of our Board and depends upon our financial condition, results of operations, capital requirements, and other factors that our Board deems relevant. In addition, so long as any shares of Series A Preferred Stock are outstanding, as they are at this time, we are not able to declare or pay any cash dividend or distribution on any of our capital stock (other than as required by the Series A Certificate of Designations) without the prior written consent of the Required Holders (as defined in the Series A Certificate of Designations).

Recent Sales of Unregistered Securities

No unregistered securities were issued during the fiscal year ended December 31, 2025 that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

Overview

We are a global public safety technology and services company focused on delivering integrated non-lethal solutions for law enforcement, corrections, defense, and other public safety organizations worldwide. Our mission is to enable safer outcomes by providing officers and agencies with the tools, training, and tactics to gain proactive, lawful control of encounters, reducing risk to both officers and subjects, while preserving tactical advantage.

We began sales of our first public safety product, the BolaWrap® 100 device, in late 2018. In the first quarter of 2022, we introduced the BolaWrap® 150, a next generation, electronically deployed device that is more robust, smaller, lighter, and simpler to deploy than the BolaWrap 100, which has since been phased out. In December 2020, we acquired NSENA Inc., a provider of immersive virtual reality training for law enforcement utilizing proprietary software-enabled content and computer graphics simulation. This acquisition provided the foundation for Wrap Reality™, our virtual reality (“VR”) training platform designed for law enforcement simulation training and correctional reentry scenarios.

In August 2023, we acquired Intrensic, a Delaware limited liability company, which added body worn camera and digital evidence management capabilities to our portfolio.

During 2025, we continued our transition from a single-product company into a diversified public safety technology and services company delivering integrated non-lethal solutions that combine tools, training, and tactics. This transition included expanding our product portfolio, advancing our training and software platforms, entering adjacent defense and homeland security markets, and strengthening our commercial and leadership infrastructure. While we continued to incur operating losses during the year, we implemented cost containment initiatives and focused on aligning our operating structure with our near- and long-term strategic priorities.

We expanded our product portfolio with the launch of WrapTactics™, a digital training platform designed to integrate human-factors awareness, decision-making under stress, and tactical proficiency agency-wide; and WrapVision™, a North America assembled body worn camera solution designed to meet federal procurement and data sovereignty requirements. We also advanced several counter unmanned aircraft system initiatives, including the MERLIN™ program, which apply our proprietary tether deployment technology to non-lethal drone interdiction and defense applications. These initiatives are intended to broaden our addressable market beyond traditional policing into defense, homeland security, and critical infrastructure protection, while maintaining our core focus on providing integrated tools, training, and tactics that give officers proactive, lawful control of encounters and support safer outcomes for officers, subjects and the communities they serve.

On September 19, 2025, we formed a new wholly-owned subsidiary of the Company, Wrap Federal, under the laws of the State of Delaware. Wrap Federal was established for the purpose of supporting U.S. federal government clients in the Department of Defense, Department of Homeland Security, and other federal agencies. We believe a continued focus on integrating our systems into existing federal frameworks supports our goal of becoming a fully integrated federal public safety and defense technology enterprise.

Products and Services

Our core product and service offerings are designed to provide officers and agencies with integrated non-lethal tools, training, and tactics that support safer outcomes, and sustained readiness across the public safety ecosystem. We focus our efforts on the following:

BolaWrap®

Our BolaWrap product line is a handheld, non-lethal device designed to give officers a proactive tactical option by deploying a Kevlar® tether that entangles the arms and/or legs, limiting a subject's mobility and balance. The BolaWrap 150 employs electronic deployment, improved reliability, enhanced durability, and reduced weight compared to prior generations. Upon deployment, the device creates a controlled interruption through sight, sound, and sensation, giving officers time, space, and tactical advantage to intervene earlier and manage encounters before contact distance collapses. BolaWrap is sold with proprietary cassettes that are consumed upon each deployment and must be replaced, providing a recurring consumable revenue stream.

Wrap Reality™ Virtual Reality Training

Wrap Reality is an immersive VR training platform providing scenario-based training focused on human-factors awareness, decision making under stress, and use of force judgment. The platform is designed to build and sustain the cognitive and tactical skills officers need to recognize intervention points, manage distance and positioning, and apply proportional, lawful responses in dynamic environments. Wrap Reality supports law enforcement, corrections, and societal reentry training and offers a growing library of configurable scenarios, including 45 scenarios for law enforcement and corrections and 15 scenarios for societal reentry. Wrap Reality may be deployed on premises or through cloud enabled environments and supports data capture, replay, and performance review.

WrapTactics™ Digital Training Platform

Launched in 2025, WrapTactics is a subscription based digital training and performance platform aimed at delivering short form, scenario-based instruction focused on non-lethal response tactics, decision-making under stress, and follow-on lawful control techniques. The platform is designed to prevent skill decay by providing continuous, low-burden training that reinforces the tactical fundamentals (distance, positioning, timing, and force decision-making) that officers rely on in dynamic encounters. WrapTactics complements our hardware and VR offerings and supports recurring revenue opportunities through bundled training and service offerings.

WrapVision™ Body-Worn Camera and Digital Evidence Management

WrapVision, launched in 2025, is a body-worn camera solution assembled in North America and designed to meet federal procurement and data-sovereignty requirements. WrapVision replaces our prior-generation Intrensic X2 camera hardware and serves as the front-end capture device within our digital evidence management ecosystem. Our cloud-based DEM platform provides unlimited video storage along with video and evidence uploading, search, retrieval, redaction, and evidence sharing capabilities, reducing the resources agencies require to manage digital evidence. Together, WrapVision and our DEM platform provide agencies with integrated accountability and transparency tools that complement our non-lethal and training solutions. WrapVision builds on the Intrensic acquisition and reflects our strategy to deliver integrated solutions for public safety.

Counter-Unmanned Aircraft Systems (C-UAS) and Defense Applications

During 2025, we expanded research, development, and demonstration efforts applying our tether deployment technology to counter C-UAS applications. MERLIN is designed to leverage the same self-contained cassette architecture underlying the BolaWrap platform, adapting it for non-lethal drone interdiction capabilities across defense, homeland security, and critical-infrastructure protection missions. These initiatives remain in various stages of development and evaluation and are subject to government testing, funding, and procurement timelines.

Recent Developments
February 2026 Purchase Agreement
On February 2, 2026, we entered into a securities purchase agreement (the “February 2026 Purchase Agreement”) with the investors signatory thereto (the “February 2026 Purchasers”) for the issuance and sale in a private placement (the “February 2026 Private Placement”) of (i) an aggregate of 1,700,000 shares of Common Stock, (ii) pre-funded warrants (the “February 2026 Pre-Funded Warrants”) to purchase up to 800,000 shares of Common Stock, with an exercise price of $0.0001 per share, and (iii) warrants (the “February 2026 Investor Warrants” and, together with the February 2026 Pre-Funded Warrants, the “February 2026 Warrants”) to purchase up to 2,500,000 shares of Common Stock, with an exercise price of $2.30 per share. The purchase price for one share of Common Stock and accompanying February 2026 Common Warrant was $2.00 and the purchase price for one February 2026 Pre-Funded Warrant and accompanying February 2026 Common Warrant was $1.9999.
The closing of the February 2026 Private Placement (the “February 2026 Closing”) occurred on February 3, 2026. The aggregate gross proceeds from the February 2026 Closing were approximately $5.0 million, prior to deducting offering expenses payable by us.
The February 2026 Purchase Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the February 2026 Purchasers, including for liabilities under the Securities Act and other obligations of the parties and termination provisions.
February 2026 Warrants
The February 2026 Common Warrants are exercisable for shares of Common Stock immediately at an exercise price of $2.30 per share and expire five years from the date of issuance. The February 2026 Pre-Funded Warrants are exercisable for shares of Common Stock immediately and expire when exercised in full.
A holder of the February 2026 Warrants may not exercise any portion of such holder’s February 2026 Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise.
February 2026 Registration Rights Agreement
On February 2, 2026, in connection with the February 2026 Private Placement, the Company entered into a registration rights agreement (the “February 2026 Registration Rights Agreement”) with the February 2026 Purchasers, pursuant to which the Company agreed to prepare and file a registration statement with the SEC registering the resale of the shares of Common Stock and shares of Common Stock underlying the February 2026 Warrants no later than 60 days following the date of the February 2026 Registration Rights Agreement, and to use best efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event no later than 90 days following the date of the February 2026 Registration Rights Agreement (or 120 days following the date of the February 2026 Registration Rights Agreement in the event of a “full review” by the SEC). On February 9, 2026, the Company filed the registration statement pursuant to the February 2026 Registration Rights Agreement, which was declared effective by the SEC on February 13, 2026.

Business Outlook

We believe demand for integrated non-lethal solutions will continue to be influenced by public expectations for proportional and accountable use of force, evolving legal and policy standards, and increased emphasis on officer safety, community trust, and sustained operational readiness. Modern policing operates under continuous public and legal scrutiny, creating a need for tools, training, and tactics that give officers defensible, proportional options in dynamic encounters. Our business outlook is shaped by our ability to increase adoption of our core products, deepen customer relationships through programmatic training and service delivery, expand recurring revenue, and selectively enter adjacent markets while managing costs and capital resources.

In 2026, our near-term focus is on expanding agency-wide deployments of BolaWrap, increasing utilization of our training and subscription-based offerings, including Wrap Reality and WrapTactics, and advancing commercialization efforts for WrapVision. We also expect to continue evaluating development and demonstration opportunities related to our counter-unmanned aircraft system initiatives, although the timing and scale of any resulting revenues remain uncertain and dependent on government testing, funding, and procurement decisions.

Our results will continue to be influenced by government budget cycles, procurement processes, and the availability of grant funding at the federal, state, and local levels. We also expect international sales to remain uneven due to centralized procurement processes and the timing of large orders. While we have implemented cost containment initiatives and continue to evaluate our operating structure, we expect to continue incurring operating losses until we achieve sufficient scale, margin improvement, and recurring revenue to offset our fixed costs.

Business Trends

Our ability to execute our strategy and improve our financial performance is subject to a number of risks and challenges, many of which are outside of our control.

A significant portion of our revenues is derived from government customers, which exposes us to extended sales cycles, budget constraints, procurement delays, and changes in public policy or funding priorities. These factors can result in variability in the timing and amount of revenue recognized and may make it difficult to predict future operating results.

We are subject to extensive regulation, including firearms classification, export controls, procurement requirements, and data privacy and cybersecurity regulations. Changes in regulatory interpretation or enforcement could adversely affect our ability to manufacture, sell, or distribute our products.

Effects of Inflation

The Company has experienced increased costs related to labor and materials, which management attributes in part to inflationary pressures. These cost increases have been driven primarily by higher wage rates, competitive labor market conditions, and increased supplier pricing for certain materials and services. While inflationary pressures persisted during 2025, the Company has taken steps to mitigate the impact through cost containment initiatives, workforce reductions, supply chain management efforts, and selective pricing actions where appropriate. However, continued inflationary pressures could result in higher operating costs in future periods, and there can be no assurance that the Company will be able to fully offset such increases through operational efficiencies or pricing adjustments.

Segment and Related Information

The Company operates as a single segment. The Company’s chief operating decision maker is Scot Cohen, the Company’s Executive Chairman and Chief Executive Officer, who manages operations for purposes of allocating resources.

Results of Operations

Year Ended December 31, 2025 Compared to year ended December 31, 2024

The following table and narrative sets forth for the periods indicated certain items of our statement of operations, expressed in thousands of dollars. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Annual Report on Form 10-K.

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentage change)
Revenues:
Product sales	$3,507	$3,590	$(83)	(2.3)%
Technology enabled services	1,696	917	779	85.0%
Total revenues	5,203	4,507	696	15.4%
Sales returns and allowances	(531)	-	(531)	-%
Cost of revenue	1,973	2,042	(69)	(3.4)%
Gross profit	2,699	2,465	234	9.5%

Operating Expenses:
Selling, general and administrative	16,128	15,688	440	2.8%
Research and development	56	2,344	(2,288)	(97.6)%
Total operating expenses	16,184	18,032	(1,848)	(10.2)%
Loss from operations	$(13,485)	$(15,567)	$2,082	(13.4)%

Revenue

Gross revenue for the year ended December 31, 2025 was $5.2 million, compared to $4.5 million for the year ended December 31, 2024, representing an increase of $0.7 million, or 15.4%. The increase in 2025 was offset by sales returns and allowances of $0.5 million related to the return of product from a distributor in connection with a change in the Company’s go-to-market strategy. Accordingly, the net revenue for the year ended December 31, 2025 was $4.7 million, compared to $4.5 million for the year ended December 31, 2024, representing an increase of $0.2 million, or 3.7%. The increase in net revenue was primarily attributable to growth in technology-enabled and managed services revenue, partially offset by a modest decline in product sales.

Product sales were $3.5 million for the year ended December 31, 2025, compared to $3.6 million for the year ended December 31, 2024, representing a decrease of $0.1 million, or 2.3%. The decrease in product sales was driven primarily by lower distributor orders and continued variability in international demand, partially offset by stable domestic demand for BolaWrap products.

Technology-enabled and managed services revenue increased to $1.7 million for the year ended December 31, 2025, compared to $0.9 million for the year ended December 31, 2024. The increase was primarily attributable to the acquisition of W1 in February 2025 and the expansion of managed services offerings aligned with the Company’s go-to-market strategy.

International revenue continues to consist primarily of larger, less predictable orders from centralized government agencies and remains lumpy and difficult to forecast with respect to both timing and amount. Domestic revenue continues to be driven by demand for non-lethal alternatives and training solutions, where BolaWrap remains differentiated as a non-lethal tool.

Cost of Revenue and Gross Profit

Cost of revenue was $2.0 million for both years ended December 31, 2025 and December 31, 2024. For the year ended December 31, 2025, we had increases primarily related to costs associated with increased services revenue which were offset by decreases in cost of revenue primarily attributable to lower product volumes and continued cost containment efforts.

Gross profit for the year ended December 31, 2025 was $2.7 million, compared to $2.5 million for the year ended December 31, 2024, representing an increase of $0.2 million, or 9.5%. Gross margin increased to 57.8% in 2025 from 54.7% in 2024, primarily due to improved product margins, favorable product and services mix, and continued cost discipline in manufacturing and sourcing.

As our revenue history remains limited, historical margins may not be indicative of future margins. Our margins are subject to variations based on product mix, sales channels, and the relative mix of devices, cassettes, and services. Cassettes continue to have lower margins than BolaWrap devices; however, as cassette volumes increase, we expect to continue to pursue cost reductions to improve cassette margins over time.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense was $16.1 million for the year ended December 31, 2025, compared to $15.7 million for the year ended December 31, 2024, representing an increase of $0.4 million, or 2.8%. The increase was primarily driven by increased share-based compensation expense and a non-cash impairment charge related to certain intangible assets, partially offset by the Company's ongoing cost containment initiatives, including reductions in salaries, advertising, and promotional spending.

Share-based compensation expense included in SG&A increased to $4.0 million in 2025 from $2.4 million in 2024, primarily due to options and grants issued to new employees as a result of the acquisition of W1 in February 2025, as well as incentives provided to certain key senior level management in 2025. Salaries and related burden costs declined compared to the prior year due to the reduction in the Company’s workforce including a reduction of certain executive management positions. Advertising and promotional costs declined as the Company reduced trade show participation and promotional spending.

Research and Development Expense

R&D expense was $56 thousand for the year ended December 31, 2025, compared to $2.3 million for the year ended December 31, 2024, representing a decrease of $2.3 million, or 97.6%. The decrease was primarily attributable to reductions in personnel and consulting costs resulting from the Company’s cost containment initiatives and a strategic shift to focus development efforts on existing products and services.

Operating Loss

Loss from operations for the year ended December 31, 2025 was $13.5 million, compared to $15.6 million for the year ended December 31, 2024, representing an improvement of $2.1 million, or 13.4%. The improvement was primarily driven by higher gross profit and lower operating expenses, reflecting the impact of cost containment initiatives implemented during 2024 and continued through 2025, partially offset by a one-time, non-cash impairment.

Operating Expense

Our operating expense includes (i) selling, general and administrative expense, (ii) research and development expense and (iii) product line exit expense. Research and development expense is comprised of the costs incurred in performing research and development activities and developing production on our behalf, including compensation and consulting, design and prototype costs, contract services, patent costs and other outside expense. The scope and magnitude of our future research and development expense is difficult to predict at this time and will depend on elections made regarding research projects, staffing levels and outside consulting and contract costs. The future level of selling, general and administrative expense will be dependent on staffing levels, elections regarding expenditures on sales, marketing and customer training, the use of outside resources, public company and regulatory expense, and other factors, some of which are outside of our control.

We expect our operating costs to remain flat or slightly increase depending on the scope of additional sales and marketing initiatives. We may incur additional non-cash share-based compensation costs depending on future options and restricted stock unit grants that are impacted by stock prices and other valuation factors. Historical expenditures are not indicative of future expenditures.

Liquidity and Capital Resources

Overview

Our primary source of liquidity to date has been funding from our stockholders through the sale of equity securities and the exercise of derivative securities, including options and warrants. We expect our primary sources of future liquidity in the long term to be derived from product and services revenue, the exercise of outstanding stock options and warrants, and future equity or debt financings.

We have incurred net losses and negative cash flows from operations since inception. As of December 31, 2025, we had cash and cash equivalents of $3.5 million, compared to $3.6 million as of December 31, 2024. Net cash used in operating activities was $10.3 million during the year ended December 31, 2025, compared to $8.1 million during the year ended December 31, 2024, primarily reflecting higher net losses and working capital changes. During 2025, the Company completed multiple financing transactions, including the issuance of Common Stock and warrants in private placements and the issuance of Series B Preferred Stock, generating aggregate gross proceeds of $10.2 million. In addition, during 2025 the Company amended certain warrant agreements, resulting in the reclassification of warrant liabilities to equity and eliminating future non-cash fair value adjustments related to those warrants.

Based on our current operating plan, existing cash balances, and expected cash flows, management believes that the Company has sufficient liquidity to fund its operations for at least the next twelve months. However, our ability to continue as a going concern is dependent on our ability to increase revenues, manage operating expenses, and access additional capital as needed. Liquidity constraints and access to capital markets could negatively affect our liquidity and require changes to our operating or investment strategy.

Capital Requirements

Our future capital requirements will depend on numerous factors, including the timing and extent of market acceptance of our products and services, investments in product development, sales and marketing activities, working capital requirements, and the timing and amount of future revenue. We may seek to raise additional capital through equity or debt financings, strategic partnerships, or other arrangements. There can be no assurance that such financing will be available on acceptable terms, or at all.

Our future capital requirements, cash flows and results of operations could be affected by, and will depend on, many factors, some of which are currently unknown to us, including, among other things:

  Decisions regarding staffing, development, production, marketing and other functions;

  The timing and extent of market acceptance of our products;

  Costs, timing and outcome of planned production and required customer and regulatory compliance of our products;

  Costs of preparing, filing and prosecuting our patent applications and defending any future intellectual property-related claims;

  Costs and timing of additional product development;

  Costs, timing and outcome of any future warranty claims or litigation against us associated with any of our products;

  Ability to collect accounts receivable; and

  Timing and costs associated with any new financing.

Principal factors that could affect our ability to obtain cash from external sources including from exercise of outstanding warrants and options include:

  Volatility in the capital markets; and

  Market price and trading volume of our Common Stock.

Series A Offering

On June 29, 2023, the Company entered into a Securities Purchase Agreement (“Series A Purchase Agreement”) with certain accredited investors, including Scot Cohen, the Company’s Executive Chairman and Chief Executive Officer (collectively, the “Series A Investors”), pursuant to which we agreed to sell to the Series A Investors in a registered direct offering (the “Series A Offering”) (i) an aggregate of 10,000 shares of the Company’s Series A Preferred Stock, initially convertible into up to 6,896,553 shares of the Company’s Common Stock, at an initial conversion price of $1.45 per share, and (ii) warrants (the “Series A Warrants”) to acquire up to an aggregate of 6,896,553 shares of Common Stock (the “Series A Warrant Shares”). The conversion price of the Series A Preferred Stock is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable conversion price (subject to certain exceptions). The closing of the Series A Offering occurred on July 3, 2023. The aggregate gross proceeds from the Series A Offering were approximately $10 million.

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

Series A Preferred Stock

On July 3, 2023, the Company filed the Certificate of Designations of the Series A Preferred Stock (the “Series A Certificate of Designations”) with the Secretary of State of the State of Delaware, designating 10,000 shares of its preferred stock as Series A Convertible Preferred Stock. The terms of the Series A Preferred Stock are as set forth in the form of Series A Certificate of Designations. The Series A Preferred Stock is convertible into shares of common stock (the “Series A Conversion Shares”) at the election of the holder at any time at an initial conversion price of $1.45. The conversion price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable conversion price (subject to certain exceptions).

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

On October 14, 2024, the Company entered into an Amendment Agreement with the Required Holders (as defined in the Series A Certificate of Designations), pursuant to which, the Required Holders agreed to amend the Series A Certificate of Designations of the Company’s Series A Preferred Stock, by filing a Certificate of Amendment to the Series A Certificate of Designations (the “October 2024 Certificate of Amendment”). The October 2024 Certificate of Amendment amends the Series A Certificate of Designations to, among other things, provide that, except as required by applicable law, the holders of the Series A Preferred Stock will be entitled to vote with holders of the Common Stock on an as converted basis, with the number of votes to which each holder of Series A Preferred Stock is entitled to be calculated assuming a conversion price of $1.414 per share, which was the Minimum Price (as defined in Rule 5635 of the Rule of the Nasdaq Stock Market) applicable immediately before the execution and delivery of the Series A Purchase Agreement, subject to certain beneficial ownership limitations as set forth in the Series A Certificate of Designations. The October 2024 Certificate of Amendment further provides that (i) certain holders of the Series A Preferred Stock will not be subject to certain beneficial ownership limitations as described in the Series A Certificate of Designations, and (ii) stockholder approval will not be required in connection with the payment of dividends in the form of Common Stock to a holder of the Series A Preferred Stock who serves as a director, officer or employee of the Company. The October 2024 Certificate of Amendment was filed with the Secretary of State of the State of Delaware, effective as of October 14, 2024. The holders of the Series A Preferred Stock have no voting rights, other than with respect to certain matters affecting the rights of the Series A Preferred Stock.

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

Pursuant to the November 2024 Amendment Agreement, the Company may require holders to convert their shares of Series A Preferred Stock into shares of Common Stock if the closing price of the Company’s Common Stock exceeds $8.00 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock exceeds $2,000,000 per day during the same period, provided that certain equity conditions described in the Series A Certificate of Designations are satisfied.

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

The November 2024 Certificate of Amendment amends the Series A Certificate of Designations to provide that upon the occurrence of a Triggering Event (as defined in the Series A Certificate of Designations), the Series A Preferred Stock will accrue dividends compounded monthly at the rate of 20% per annum. In addition, the November 2024 Certificate of Amendment amends the Series A Certificate of Designations to, among other things, (A) allow for the payment of dividends in the form of Common Stock to a holder of the Series A Preferred Stock who serves as a director, officer or employee of the Company; provided that such issuance is approved by the Company’s stockholders prior to such issuance, and (B) amend certain conditions required for (i) a mandatory conversion of the Series A Preferred Stock, and (ii) the Company’s right to redeem, all or a portion, of the Series A Preferred Stock outstanding pursuant to an optional redemption, in each case, pursuant to the terms of the Series A Certificate of Designations. The November 2024 Certificate of Amendment became effective with the Secretary of State on December 6, 2024.

There is no established public trading market for the Series A Preferred Stock and we do not intend to list the Series A Preferred Stock on any national securities exchange or nationally recognized trading system.

Series A Warrants

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

Nasdaq Stockholder Approval

The Company’s ability to issue Series A Conversion Shares and Series A Warrant Shares using shares of Common Stock is subject to certain limitations set forth in the Certificate of Designations. Prior to receiving the Nasdaq Stockholder Approval, such limitations included a limit on the number of shares that may be issued until the time, if any, that the Company’s stockholders have approved the issuance of more than 19.99% of the Company’s outstanding shares of Common Stock in accordance with the rules of the Nasdaq Stock Market (the “Nasdaq Stockholder Approval”). Such Nasdaq Stockholder Approval was received at a special meeting of stockholders held on September 19, 2023.

February 2025 Offering

On February 24, 2025, the Company entered into a securities purchase agreement (the “PIPE Purchase Agreement”) with certain accredited investors (collectively, the “PIPE Purchasers”) for the issuance and sale in a private placement (the “February 2025 Private Placement”) of an aggregate of 3,216,666 shares (the “Common Shares”) of Common Stock and accompanying warrants (“PIPE Warrants”) to purchase up to 3,216,666 shares of Common Stock, with an exercise price of $1.80 per share. The purchase price for one Common Share and accompanying PIPE Warrant was $1.80. The closing of the February 2025 Private Placement occurred on February 28, 2025, other than with respect to 380,555 Common Shares and 380,555 PIPE Warrants, which closed on or about March 7, 2025. The PIPE Purchase Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the PIPE Purchasers, including for liabilities under the Securities Act, other obligations of the parties and termination provisions. The gross proceeds to the Company were approximately $5,790 before estimated offering expenses payable by the Company. On June 30, 2025, the Company entered into a warrant amendment (the “2025 Warrant Amendment”) with certain of the PIPE Purchasers, pursuant to which, such PIPE Purchasers agreed to amend the terms of their respective PIPE Warrants to make certain adjustments to the definition of “Black Scholes Value,” as described in the 2025 Warrant Amendment, such that the underlying price per share as used in such calculation equals the sum of the price per share being offered in cash in the applicable Fundamental Transaction (as defined in the PIPE Warrants), if any, plus the value of the non-cash consideration being offered in the applicable Fundamental Transaction, if any. As consideration for entering into the 2025 Warrant Amendment, the Company and the applicable PIPE Purchasers agreed to amend the term of their respective PIPE Warrants to be five and one-half years from the date of issuance.

In connection with the February 2025 Private Placement, the Company entered into a registration rights agreement, dated as of February 24, 2025, with the PIPE Purchasers (the “PIPE Registration Rights Agreement”), pursuant to which the Company agreed to prepare and file a registration statement with the SEC registering the resale of the shares of Common Stock and the shares of Common Stock underlying the PIPE Warrants no later than 60 days following the date of the PIPE Registration Rights Agreement, and to use best efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event no later than 90 days following the date of the PIPE Registration Rights Agreement (or 120 days following the date of the PIPE Registration Rights Agreement in the event of a “full review” by the SEC). On April 25, 2025, the Company filed a resale registration statement on Form S-1 (File No. 333- 286782) with the SEC.

Series B Offering

On August 18, 2025, the Company entered into a Securities Purchase Agreement (the “Series B Purchase Agreement”) with certain accredited investors (the “Series B Purchasers”) for the issuance and sale in a private placement (the “Series B Private Placement”) of an aggregate of (i) 4,500 shares of the Company’s Series B Preferred Stock initially convertible into up to 3,000,000 shares of Common Stock (the “Series B Conversion Shares”), at an initial conversion price of $1.50 per share, and (ii) accompanying warrants (the “Series B Warrants”) to purchase up to 3,000,000 shares of Common Stock (the “Series B Warrant Shares”), with an initial exercise price of $1.50 per share. The Series B Warrants and the shares of Series B Preferred Stock will be exercisable or convertible, respectively, into shares of Common Stock beginning on the effective date of stockholder approval of (i) under Nasdaq Stock Market Rule 5635(d), the issuance of shares of Common Stock in excess of 19.99% of the Company’s issued and outstanding shares of Common Stock at prices below the “Minimum Price” (as defined in Rule 5635 of the Rules of the Nasdaq Stock Market) on the date of the Series B Purchase Agreement pursuant to the terms of the Series B Preferred Stock and the Series B Warrants, and (ii) an increase in the authorized shares of the Company. On December 12, 2025, at the Company’s 2025 Annual Meeting of Stockholders, the Company obtained stockholder approval pursuant to the Series B Registration Rights Agreement (the “Series B Stockholder Approval”). The Series B Warrants will expire five years from December 12, 2025, the effective date of the Series B Stockholder Approval.

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

Holders of the Series B Preferred Stock shall be entitled to receive dividends when and as declared by the Board, from time to time, in its sole discretion, which dividends will be paid by the Company out of funds legally available therefor, payable, subject to the conditions and other terms of the Series B Certificate of Designations, in cash, in securities of the Company or using assets as determined by the Board on the stated value of such Series B Preferred Stock

Except as otherwise provided in the Series B Certificate of Designations or as otherwise required by law, the Series B Preferred Stock has no voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of Series B Preferred Stock of a majority of the then outstanding shares of the Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the of the Series B Preferred Stock or alter or amend the Series B Certificate of Designations, (b) amend the Amended and Restated Certificate of Incorporation of the Company, as amended, or other charter documents in any manner that adversely affects any rights of the holders of Series B Preferred Stock, (c) increase the number of authorized shares of the Series B Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

There is no established public trading market for the Series B Preferred Stock and the Company does not intend to list the Series B Preferred Stock on any national securities exchange or nationally recognized trading system.

Series B Warrants

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

The Series B Warrants will expire five years from December 12, 2025, the effective date of the Series B Stockholder Approval.

Series B Registration Rights Agreement

In connection with the Series B Private Placement, the Company entered into a registration rights agreement (the "Series B Registration Rights Agreement"), dated as of August 18, 2025, with the Series B Purchasers, pursuant to which the Company agreed to prepare and file a registration statement with the SEC registering the resale of the Series B Conversion Shares and Series B Warrant Shares no later than 60 days following the date of the Series B Registration Rights Agreement, and to use best efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event no later than 90 days following the date of the Series B Registration Rights Agreement (or 120 days following the date of the Series B Registration Rights Agreement in the event of a “full review” by the SEC). On October 17, 2025, the Company filed a resale registration statement on Form S-3 (File No. 333- 290946) with the SEC.

February 2026 Purchase Agreement

On February 2, 2026, we entered into the February 2026 Purchase Agreement with the February 2026 Purchasers for the issuance and sale in a private placement of (i) an aggregate of 1,700,000 shares of Common Stock, (ii) February 2026 Pre-Funded Warrants to purchase up to 800,000 shares of Common Stock, with an exercise price of $0.0001 per share, and (iii) February 2026 Investor Warrants to purchase up to 2,500,000 shares of Common Stock, with an exercise price of $2.30 per share. The purchase price for one share of Common Stock and accompanying February 2026 Common Warrant was $2.00 and the purchase price for one February 2026 Pre-Funded Warrant and accompanying February 2026 Common Warrant was $1.9999.

The February 2026 Closing occurred on February 3, 2026. The aggregate gross proceeds from the February 2026 Closing were approximately $5.0 million, prior to deducting offering expenses payable by us.

The February 2026 Purchase Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the February 2026 Purchasers, including for liabilities under the Securities Act and other obligations of the parties and termination provisions.

February 2026 Warrants

The February 2026 Common Warrants are exercisable for shares of Common Stock immediately at an exercise price of $2.30 per share and expire five years from the date of issuance. The February 2026 Pre-Funded Warrants are exercisable for shares of Common Stock immediately and expire when exercised in full. A holder of the February 2026 Warrants may not exercise any portion of such holder’s February 2026 Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise.

February 2026 Registration Rights Agreement

On February 2, 2026, in connection with the February 2026 Private Placement, the Company entered into the February 2026 Registration Rights Agreement with the February 2026 Purchasers, pursuant to which the Company agreed to prepare and file a registration statement with the SEC registering the resale of the shares of Common Stock and shares of Common Stock underlying the February 2026 Warrants no later than 60 days following the date of the February 2026 Registration Rights Agreement, and to use best efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event no later than 90 days following the date of the February 2026 Registration Rights Agreement (or 120 days following the date of the February 2026 Registration Rights Agreement in the event of a “full review” by the SEC). On February 9, 2026, the Company filed the registration statement pursuant to the February 2026 Registration Rights Agreement, which was declared effective by the SEC on February 13, 2026.

Cash Flow

Operating Activities

Net cash used in operating activities was approximately $10.3 million for the year ended December 31, 2025, compared to approximately $8.1 million for the year ended December 31, 2024. The increase in operating cash outflows year over year was driven primarily by higher net operating losses and changes in working capital, partially offset by higher non-cash charges.

For 2025, operating cash usage was primarily attributable to a net loss of $10.3 million, reflecting continued investment in the business and lower overall scale of revenues. Non-cash items reduced operating cash usage, most notably share-based compensation of $4.0 million, depreciation and amortization of approximately $0.6 million, impairment of $0.6 million and a non-cash gain of $3.2 million related to changes in the fair value of warrant liabilities, prior to their reclassification to equity in mid-2025.

Working capital changes in 2025 also contributed to operating cash usage, driven primarily by a $2.2 million increase in accounts receivable, reflecting higher billings late in the year, and a $0.9 million decrease in accrued liabilities, largely due to the settlement of prior-year accruals. These uses of cash were partially offset by a $1.2 million reduction in inventory, reflecting inventory management initiatives and lower production activity, as well as a modest decrease in prepaid expenses and other current assets.

In comparison, net cash used in operating activities for 2024 was approximately $8.1 million, despite the Company reporting a lower net loss of $5.9 million. Operating cash usage in 2024 was significantly influenced by non-cash fair value adjustments to warrant liabilities of $9.6 million, which increased reported net income but had no impact on cash flows. Non-cash expenses in 2024 included share-based compensation of $2.4 million and depreciation and amortization of approximately $0.8 million.

Working capital activity in 2024 provided net operating cash, primarily due to a $2.4 million decrease in accounts receivable and a $1.0 million reduction in customer deposits, partially offset by a $0.4 million increase in inventory. Overall, the year-over-year increase in operating cash usage in 2025 reflects higher underlying operating losses and less favorable working capital movements compared to 2024.

Management expects operating cash usage to decline in 2026 and 2027 as a result of actions already implemented, including the substantial reduction in research and development spending, continued discipline in selling, general and administrative costs, lower cash requirements related to inventory and working capital, and the elimination of non-core activities, while seeking incremental revenue growth from higher-margin managed and technology-enabled services.

Investing Activities

Net cash used in investing activities was approximately $0.4 million for the year ended December 31, 2025, compared to net cash provided of $7.3 million for the year ended December 31, 2024.

Investing activity in 2025 consisted primarily of capital expenditures for property and equipment and investments in patents and trademarks, reflecting continued, but limited, investment in product development and intellectual property.

In contrast, investing activities in 2024 were dominated by $7.5 million of proceeds from the maturity of short-term investments, which significantly increased cash during the year. Excluding these maturities, investing activity in 2024 was otherwise limited to routine capital expenditures and investments in patents, similar in nature to 2025.

Financing Activities

Net cash provided by financing activities was approximately $10.5 million for the year ended December 31, 2025, compared to approximately $0.5 million for the year ended December 31, 2024.

Financing activity in 2025 was driven primarily by private placement financings, including the issuance of Common Stock, warrants, and Series B Preferred Stock, which collectively generated significant new capital to fund operations. In addition, the Company completed warrant amendments during 2025 that resulted in the reclassification of warrant liabilities to equity, eliminating future non-cash fair value adjustments, although this reclassification did not impact cash flows.

In comparison, financing activity in 2024 was limited and consisted primarily of proceeds from the exercise of stock options, partially offset by cash dividends paid on the Company’s Series A Preferred Stock. The substantial increase in financing cash inflows in 2025 reflects management’s focus on strengthening liquidity and extending the Company’s operating runway.

Contractual Obligations and Commitments

Pursuant to that certain exclusive Amended and Restated Intellectual Property License Agreement, dated September 30, 2016, by and between the Company and Syzygy Licensing, LLC (“Syzygy”), we are obligated to pay to Syzygy a 4% royalty fee on future product sales up to an aggregate amount of $1.0 million in royalty payments, or until September 30, 2026, whichever occurs earlier. As of December 31, 2024 the Company had incurred the maximum amount of royalties under the terms of the agreement. As of December 31, 2025, the aggregate remaining royalty obligation is $99.

In September 2023, the Company entered into a lease for office space located in Coconut Grove, Florida, with a multi-year term concluding in 2031. As of December 31, 2025, aggregate remaining minimum lease payments under this lease totaled approximately $2.8 million. In February 2026, the Company terminated this lease, eliminating the remaining obligation.

As of December 31, 2025, the Company was committed to approximately $0.3 million for future component deliveries and contract services. These commitments relate primarily to inventory purchases and service agreements that are generally subject to modification or rescheduling in the normal course of business.

In August 2025, the Company entered into a lease for manufacturing and office space located in Southwest Virginia, with a multi-year term commencing in October 2025 and concluding in 2030. The Company was granted early occupancy of the facility beginning on August 18, 2025. As of December 31, 2025, aggregate remaining minimum lease payments under this lease totaled approximately $0.6 million.

In March 2026, the Company entered into a month-to-month service agreement for a business address located in Miami, Florida, at an approximate monthly cost of $165. The agreement may be terminated by either party in accordance with its terms.

The Company does not have any material long-term debt obligations as of December 31, 2025.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet financial guarantees or other off-balance sheet commitments to guarantee the payment obligations of any third parties. The Company has not entered into any derivative contracts that are indexed to the Company’s shares and classified as stockholders' equity or that are not reflected in the Company’s financial statements included in this Annual Report on Form 10-K. Furthermore, the Company does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. The Company does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2025, or subsequently thereto, that we believe are of potential significance to our financial statements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to contingencies, accrued expenses, and asset valuations. These estimates are based on historical experience and on various assumptions that management believes are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Some of our accounting policies require a higher degree of judgment in their application than others. The most significant of these policies include revenue recognition, valuation of warrant liabilities, share-based compensation, allowance for doubtful accounts, valuation of inventory, valuation and impairment of intangible assets, warranty liabilities, income taxes, and contingencies.

Revenue Recognition. We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Revenue is recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We sell products and services to customers including law enforcement agencies, domestic distributors, and international distributors. Revenue from product sales is generally recognized when products are shipped (free on board (FOB) shipping point) or received by customers (FOB destination), as applicable, when the transaction price is fixed or determinable and collectability is reasonably assured. We identify performance obligations in customer contracts, determine the transaction price, allocate the transaction price to the performance obligations, and recognize revenue as the performance obligations are satisfied. Our primary performance obligations include product and accessory sales, software licenses or subscriptions, and training services. Our customers generally do not have the right to return products unless the products are defective.

Valuation of Warrant Liabilities. We account for certain warrants as liabilities and measure them at fair value at each reporting date, with changes in fair value recognized in earnings. The valuation of warrant liabilities requires the use of significant assumptions, including expected volatility, expected term, risk-free interest rates, and other market-based inputs. Changes in these assumptions or market conditions can have a material impact on the fair value of warrant liabilities and our results of operations.

Share-Based Compensation. We account for share-based compensation in accordance with ASC Topic 718, Stock Compensation, and ASU 2018-07 for share-based payments to non-employees. Share-based compensation expense includes stock options and restricted stock units and is measured at grant date fair value. The grant date fair value of stock options is determined using the Black-Scholes option-pricing model, which requires assumptions regarding the market price of our Common Stock on the date of grant, expected term, expected volatility, risk-free interest rate, and expected dividends. These assumptions involve significant judgment. The grant date fair value of restricted stock units is based on the market price of our Common Stock on the date of grant. Share-based compensation expense is recognized over the vesting period and forfeitures are accounted for as they occur.

Allowance for Doubtful Accounts. We estimate expected credit losses on accounts receivable based on a review of customer-specific factors and the aging of receivables. Our customers are primarily government agencies and well-established distributors. In estimating the allowance for doubtful accounts, we consider customer creditworthiness, historical collection experience, current economic conditions, industry trends, and changes in customer payment terms. Changes in these assumptions could materially affect our allowance and results of operations.

Valuation of Inventory. Our inventory consists of raw materials, subassemblies, and finished goods. Inventory is stated at the lower of cost or net realizable value. Management evaluates inventory for excess, obsolete, or slow-moving items and records write-downs when the expected future benefit is less than the carrying value. These evaluations require judgment regarding future demand, product life cycles, and technological changes.

Valuation and Impairment of Intangible Assets. Intangible assets include capitalized costs related to patents and trademarks, customer relationships, trade names, software, non-compete and non-solicitation agreements acquired in asset acquisitions, and indefinite-lived website domains. Definite-lived intangible assets are amortized over their estimated useful lives. We evaluate intangible assets for impairment when events or changes in circumstances indicate that their carrying value may not be recoverable. Impairment assessments require significant judgment, including estimates of future cash flows, useful lives, discount rates, and assumptions regarding the strategic use of the assets. Changes in these assumptions could result in impairment charges that materially affect our results of operations.

Business Combinations and Asset Acquisitions. We account for business combinations in accordance with ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed in a business combination are recorded at their estimated fair value as of the acquisition date. Determining fair values requires significant judgment and estimation, including the valuation of identifiable intangible assets such as customer relationships, trade names, software, and non-compete agreements. During asset acquisitions, we allocate the purchase price to the identifiable assets acquired and liabilities assumed based on their relative fair values. These valuations require management to make assumptions regarding future cash flows, useful lives, discount rates, and other factors. Changes in these assumptions could materially affect the carrying values of acquired assets and result in impairment charges.

Warrants. We account for certain warrants issued in connection with equity financings as liabilities in accordance with applicable accounting guidance. These warrants are measured at fair value at each reporting date, with changes in fair value recognized in earnings. The valuation of warrant liabilities requires the use of significant assumptions, including expected volatility, expected term, risk-free interest rates, and other market-based inputs. Because these assumptions are subjective and sensitive to market conditions, changes in fair value can result in significant non-cash gains or losses that may cause volatility in our reported results of operations.

Warranty Liabilities. We provide limited warranties on our products and establish a warranty reserve at the time product revenue is recognized. The warranty reserve is based on estimates of future warranty claims and related repair or replacement costs. Factors affecting warranty estimates include the number of units sold, historical warranty claim rates, and anticipated repair costs. Due to limited historical experience, actual warranty costs may differ from our estimates.

Accrued Compensation and Contingencies. We accrue bonus compensation when it becomes probable that a liability has been incurred and the amount can be reasonably estimated. Bonus expense is recognized over the service period based on estimated achievement of performance targets and adjusted as necessary based on actual results. We account for contingencies in accordance with ASC Topic 450, Contingencies. Management evaluates legal and other contingencies to determine whether a loss is probable and reasonably estimable, which requires judgment and may change as new information becomes available.

Income Taxes. We account for income taxes in accordance with ASC Topic 740, Income Taxes. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits, and any related valuation allowances. Due to our history of operating losses, we have recorded a full valuation allowance against our deferred tax assets. Management assesses the likelihood that deferred tax assets will be realized based on future taxable income, tax planning strategies, and other factors. Changes in these assumptions could materially impact our effective tax rate and results of operations.

Changes in Estimates. There were no material changes to our critical accounting policies during the year ended December 31, 2025. However, management’s judgments and estimates related to impairment assessments, valuation of warrant liabilities, and income tax valuation allowances required increased judgment due to continued operating losses, product portfolio expansion, and market conditions.

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

Our management, with the participation of our Executive Chairman and Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025 and, based on this evaluation, our Executive Chairman and Chief Executive Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting refers to the process designed by, or under the supervision of, our Executive Chairman, Chief Executive Officer, and Principal Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and the disposition of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and Board, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2025, based on the framework and criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on this evaluation, our Executive Chairman, Chief Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a “smaller reporting company” as defined by Item 10 of Regulation S-K

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

ITEM 9B. OTHER INFORMATION

10b5-1 Trading Arrangements

During the fourth fiscal quarter ended December 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

The Board is currently composed of six members. Under the Amended and Restated Bylaws of the Company, as amended, the number of directors will be fixed by the Board or the stockholders at an annual meeting of the stockholders, and directors serve until the next annual election, and their successors are duly elected and qualified, or until their earlier resignation, removal or death.

Below is a list of the names, ages as of March 23, 2026, and positions of the individuals who currently serve as our directors.

Name	Age	Position
Scot Cohen	57	Chief Executive Officer and Executive Chairman of the Board
Bruce Bernstein (1)(2)	62	Director
Marc Savas (1)(3)	57	Director
Rajiv Srinivasan (1)(2)(3)	39	Director
Vice Admiral Tim Szymanski (2)(3)	63	Director
John Shulman	63	Director

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

Scot Cohen - Mr. Cohen cofounded the Company in March 2016, and has previously served as a non-independent Director of the Company from June 2021 until October 2023 and Executive Chairman of the Company from July 2017 until June 2021 and then again beginning in October 2023, and currently serves as Chief Executive Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. Mr. Cohen has over 20 years of experience in institutional asset management, wealth management, and capital markets. He currently manages several operating partnerships that actively invest in the energy sector in addition to maintaining an active investment portfolio in various public companies, early-stage private companies, hedge funds and alternative assets including real estate. Mr. Cohen is the Founder and Managing Partner of V3 Capital Partners, a private investment firm focused on early-stage companies primarily in the consumer products industry, and Co-Manager of Red Fortune Fund, a private equity fund based in Hong Kong. Mr. Cohen also is the Founder of Petro River Oil, LLC and Chairman of Petro River Oil Corp. (OTCBB: PTRC), a publicly traded oil and gas producer with assets in Kansas and Oklahoma, and Petro Spring LLC, a global oil and gas technology solutions provider. Prior to creating V3 Capital Partners, Mr. Cohen was the Founder and Managing Partner at Iroquois Capital Opportunity Fund, a special situations private equity investment fund, and a Co-Founder of Iroquois Capital, a hedge fund with investments in small and micro-cap private and public companies. Mr. Cohen currently serves on the board of directors of Charlie’s Holding, Inc. (OTCQB: CHUC), and has served as Executive Chair of the board of directors of Petro River Oil Corp. since 2012. Mr. Cohen earned his Bachelor of Science degree from Ohio University in 1991.

The Board believes Mr. Cohen’s success with multiple private investment firms, his extensive contacts within the investment community and financial expertise strengthens the Company’s efforts to raise capital to fund the continued implementation of its business plan.

Bruce Bernstein - Mr. Bernstein was appointed as a director of the Company in April 2023. Mr. Bernstein has over thirty-five years of experience in the securities industry, primarily as senior portfolio manager for two alternative finance funds as well as in trading and structuring of arbitrage strategies. Mr. Bernstein has served as President of Rockmore Capital, LLC since 2006, the manager of a direct investment and lending fund with peak assets under management of $140 million. Previously, he served as Co-President of Omicron Capital, LP, an investment firm based in New York, which he joined in 2001. Omicron Capital focused on direct investing and lending to public small cap companies and had peak assets under management of $260 million. Prior to joining Omicron Capital, Mr. Bernstein was with Fortis Investments Inc., where he was Senior Vice President in the bank’s Global Securities Arbitrage business unit, specializing in equity structured products and equity arbitrage and then President in charge of the bank’s proprietary investment business in the United States. Prior to Fortis, Mr. Bernstein was Director in the Equity Derivatives Group at Nomura Securities International specializing in cross-border tax arbitrage, domestic equity arbitrage and structured equity swaps. Mr. Bernstein started his career at Kidder Peabody, where he rose to the level of Assistant Treasurer. Mr. Bernstein serves as a member of the Board of Directors of Xwell, Inc. (Formerly XpresSpa Holdings, Inc.) the leading airport spa company in the world, based in New York, serves as a Director for Neurotrope since November 14, 2016, Petros Pharmaceuticals, Inc. and Q/C Technologies, Inc. Mr. Bernstein holds a Bachelor of Business Administration from City University of New York (Baruch).

The Board believes that Mr. Bernstein’s experience in finance, audit, capital markets and in advising public companies provides significant benefit to the Company and as a member of the Board.

Marc Savas - Mr. Savas was appointed as a director of the Company in April 2023. Mr. Savas has over 35 years of experience in accelerating revenue for companies, and is skilled in developing and guiding leadership teams, executing tactical, strategic and technical plans, and brings a comprehensive understanding of organizational efficiency. Mr. Savas served as President of Vector97, a privately held waste hauling and recycling consulting firm, since February 2012 until December 2025. He has overseen Vector97 from a startup company through engineering its sale to SIB in June of 2022. Previously, he founded Unfair Advantage, Inc. and Living Full Blast, Inc., a management and efficiency consulting firm serving the Venture Capital and Legal vertical markets serving as Chief Executive officer until January 2012. Mr. Savas has also served as a member of the Board of Directors of Motivational, Inc., a charitable organization, from July 2020 to present, and as a member of the Board of Directors of RMP, a charitable organization, from December 2022 to present. Mr. Savas holds a Bachelor of Science in Marketing from Northern Arizona University of Flagstaff Arizona and completed the Executive Development Program of the Marshall School of Business of the University of Southern California.

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

John Shulman - Mr. Shulman was appointed a director in October 2025. Mr. Shulman is the Founder and Managing Partner of Juggernaut Capital Partners, a private equity firm he founded in 2009, which has over $1 billion in assets under management. He leads the firm’s Investment Committee and has more than 25 years of experience in private equity and investment management, with a focus on the consumer, healthcare, pharmaceutical, and business services sectors. Prior to founding Juggernaut Capital Partners, Mr. Shulman served as a Managing Director at Allied Capital Corporation from 2001 to 2009, where he was a member of both the Management Committee and the Investment Committee. Earlier in his career, he held senior investment and financial roles with other institutional investment firms. Mr. Shulman currently serves on the boards of several private companies, including Foundation Consumer Brands, Kemper Sports Management, PLEZi Nutrition, and ZOA Energy, LLC. He holds a Bachelor of Science degree in Finance from the University of Virginia’s McIntire School of Commerce and also attended the London School of Economics.

The Board believes that Mr. Shulman’s experience in private equity and investment management, together with his extensive knowledge and experience in capital formation and strategic growth initiatives, makes him a valuable member of the Board.

Executive Officers

Below is a list of the names, ages as of March 23, 2026, positions, and a brief account of the business experience of the individuals who serve as our executive officers.

Name	Age	Position
Scot Cohen	57	Chief Executive Officer and Executive Chairman of the Board
Jared Novick	42	President and Chief Operating Officer

Executive Officer Biographies

Jared Novick - Mr. Novick has served as Chief Operating Officer of the Company since December 2023 and has served as President of the Company since March 2025. From June 2023 to December 2023, Mr. Novick served as Chief Operating Officer and Senior Vice President of Strategy and Special Projects at Sidus Space, Inc. (NASDAQ:SIDU), where he oversaw diverse areas such as manufacturing, sales, product development, supply chain management, marketing, and human resources. Since 2018, he has also served on the Board of Advisors at BlueVoyant LLC (“Blue Voyant”), where he also served as Head of Strategy from 2017 until 2018. Before his tenure in public companies, Mr. Novick experienced success with two early-stage technology ventures, each culminating in notable exits. He co-founded and served as Chief Executive Officer of BitVoyant, a cybersecurity threat monitoring product and service provider for commercial enterprises, later acquired by cybersecurity unicorn BlueVoyant. Additionally, he founded and led CurvedSkies LLC, serving as Chief Executive Officer of a professional services firm catering to classified U.S. Federal Government customers in the aerospace and defense sectors. Mr. Novick’s professional career includes significant roles as a U.S. Intelligence Community Civil Servant and a contractor for Special Projects to the Office of the Secretary of Defense. He collaborated extensively with the U.S. Intelligence Community, the Department of Defense, and international partners to then deploy and operationally support critical National Security challenges across South America, Central-Asia and Africa. In the early stages of his career, Mr. Novick trained as a NASA Aircrew Member, operating High-Altitude Technologies above 60,000 feet and necessitating NASA pressure suit operations. He has logged over 2,000 hours of flight time in various fixed-wing aircrafts. During Operation Enduring Freedom, he accumulated over 400 combat flight hours while supporting special military units of the Special Operations community. Mr. Novick actively contributes to board activities, including a gubernatorial appointment by Florida Governor Ron DeSantis to the Department of Business & Professional Regulation. Mr. Novick holds a Bachelor of Arts in Physics from the University of Florida in Gainesville.

Mr. Cohen’s biography is incorporated by reference from Item 10 of this Annual Report on Form 10-K above.

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

  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

  being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity (not including any settlement of a civil proceeding among private litigants), and the judgment has not been reversed, suspended, or vacated.

  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Director Independence

Our Board has reviewed the independence of our directors based on the listing standards of the Nasdaq Capital Market (“Nasdaq”). Based on this review, the Board determined that Messrs. Bernstein, Savas, Shulman, Srinivasan and Vice Admiral Szymanski are independent, as defined in Rule 5605(a)(2) of the Nasdaq rules. In making this determination, our Board considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our Board deemed relevant in determining their independence.

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

Audit Committee

The Audit Committee assists our Board in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy that the accountants are independent of management. The Audit Committee currently consists of Messrs. Bernstein, Savas and Srinivasan, with Mr. Bernstein serving as the Chair of the Audit Committee. Our Board has determined that Mr. Bernstein is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication and is considered independent under the applicable rules and regulations of Nasdaq.

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

Insider Trading Policy

We have an insider trading policy designed to promote compliance with insider trading laws, rules and regulations that prohibits our directors, executive officers and all employees of the Company from the purchasing or selling our securities while being aware of material, non-public information about the Company as well as disclosing such information to others who may trade in securities of the Company. Our insider trading policy also prohibits our directors, executive officers, employees and their respective family members from engaging in hedging activities or other short-term or speculative transactions in the Company’s securities such as short sales, options trading, holding the Company’s securities in a margin account or pledging the Company’s securities as collateral for a loan, without the advance approval of our Principal Financial Officer. While the Company is not subject to the insider trading policy, the Company does not trade in its securities when it is in possession of material nonpublic information other than pursuant to previously adopted Rule 10b5-1 trading plans, if any. A copy of the insider trading policy is included in Exhibit 19.1 to this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that each of our directors and executive officers, and any other person who owns more than ten percent (10%) of our Common Stock, file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock. To our knowledge, based solely on information furnished to us and written representations by such persons that no such other reports were required to be filed, we believe that all such SEC filing requirements were met in a timely manner during 2025 other than with respect to the following:

On January 6, 2025, a Form 4 for each of Rajiv Srinivasan, Marc Savas and Bruce Bernstein was filed late to report grants of RSUs on January 1, 2025.

On January 7, 2025, a Form 4 for Timothy Szymanski was filed late to report a grant of RSUs on January 1, 2025.

On February 13, 2025, a Form 4 for each of Rajiv Srinivasan, Marc Savas and Bruce Bernstein was filed late to report grants of RSUs on February 5, 2025.

On February 13, 2025, a Form 4 for each of Jared Novick and Scot Cohen was filed late to report grants of RSUs and stock options on February 5, 2025.

On March 12, 2025, a Form 4 for Jared Novick was filed late to report the acquisition of shares of Common Stock and warrants on February 24, 2025.

On April 16, 2025, a Form 4 for each of Jared Novick, Marc Savas, Bruce Bernstein and Timothy Szymanski was filed late to report grants of RSUs on April 10, 2025.

On June 17, 2025, a Form 4 for Elwood G. Norris was filed late to report the sale of shares of Common Stock on June 11, 2025.

On July 10, 2025, a Form 4 for Bruce Bernstein was filed late to report a grant of RSUs on July 1, 2025.

On July 21, 2025, a Form 4 for Gerald Ratigan was filed late to report grants of stock options on June 9, 2025.

On August 28, 2025, a Form 4 for Scot Cohen was filed late to report the acquisition of Series B Preferred Stock and warrants on August 18, 2025.

On October 7, 2025, a Form 4 for each of Rajiv Srinivasan, Marc Savas and Bruce Bernstein was filed late to report grants of RSUs on October 1, 2025.

On October 8, 2025, a Form 4 for Timothy Szymanski was filed late to report a grant of RSUs on October 1, 2025.

On December 29, 2025, a Form 4 for John Shulman was filed late to report grants of stock options on October 25, 2025.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information regarding the compensation awarded to or earned by the current and former executive officers listed below during the years ended December 31, 2025, and 2024. We have opted to comply with the reduced executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for only (i) our principal executive officer, (ii) the two most highly compensated executive officers other than our principal executive officer and (iii) if applicable, up to two individuals who would have qualified as our two most highly compensated executive officers other than the principal executive officer but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year. Throughout this document, the officers below are referred to as our “named executive officers” or “NEOs”.

				Stock	Option	All Other
Name and Principal Position	Year	Salary	Bonus	Awards(1)	Awards (2)	Compensation (3)	Total

Scot Cohen	2025	$200,000	$-	$505,000	$699,918	$-	$1,404,918
Chief Executive Officer, Executive Chairman, Principal Financial Officer and Principal Accounting Officer	2024	$200,000	$-	$1,764,753	$-	$-	$1,964,753

Jared Novick	2025	$200,000	$-	$505,000	$699,918	$-	$1,404,918
President and Chief Operating Officer	2024	$190,909	$185,000	$-	$-	$-	$375,909

Gerald Ratigan (4)	2025	$75,694	$-	$-	$194,174	$50,000	$319,868
Former Chief Financial Officer	2024	$-	$-	$-	$-	$-	$-

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

  for Mr. Cohen, RSUs granted in February 2025 in connection with his continued service as Chief Executive Officer; and
  for Mr. Novick, RSUs granted in February 2025 in connection with his continued service as Chief Operating Officer; and
  for Mr. Cohen, RSUs granted in January 2024 for continued services as a member of the Board ($5,261 of the $1,764,753 relating to such continued services as a member of the Board) and as Chief Executive Officer and RSUs granted in October 2023, as part of an inducement grant in connection with being named Chief Executive Officer

(2)   Amounts reported in this column do not reflect the amounts actually received by our named executive officers. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted to the named executive officers during each fiscal year, as computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in the notes to our financial statements included in our Annual Report. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our named executive officers will only realize compensation to the extent the trading price of our Common Stock is greater than the exercise price of such stock options. Specifically, the number in the table above includes:

  for Mr. Cohen, options granted in February 2025 in connection with his continued service as Chief Executive Officer; and
  for Mr. Novick, options granted in February 2025 in connection with his continued service as Chief Operating Officer; and
  for Mr. Ratigan, options granted in June 2025 in connection with his employment with the Company

(3)   Amounts reported in this column represent other compensation paid to named executive officers.

(4)   Gerald Ratigan served as the Company’s Chief Financial Officer from June 23, 2025, to October 24, 2025.

Employment Arrangements - Potential Payments Upon Termination or Change-in-Control

Scot Cohen. On October 12, 2023, the Board of Directors appointed Scot Cohen to the position of Executive Chairman, effective October 12, 2023. On October 25, 2025, the Board of the Company appointed Scot Cohen to the position of Chief Executive Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

In connection with Mr. Cohen’s appointment as Executive Chairman, the Company and Mr. Cohen entered into an agreement on October 12, 2023 (the “Cohen Employment Agreement”). Pursuant to the Cohen Employment Agreement, unless earlier terminated pursuant to the terms therein, Mr. Cohen will serve as the Company’s Executive Chairman for an initial term of two years from the effective date of his appointment (the “Initial Term”). On the second anniversary of such effective date of appointment (if Mr. Cohen’s employment has not been earlier terminated), and on each subsequent anniversary thereafter, the Cohen Employment Agreement will automatically renew and extend for a period of twelve (12) months (each such twelve (12)-month period, a “Renewal Term”) unless written notice of non-renewal is delivered by either party to the other not less than sixty (60) days prior to the expiration of the then-existing Initial Term or Renewal Term, as applicable, or the Cohen Employment Agreement has been earlier terminated in accordance with its terms. As compensation for Mr. Cohen’s services to the Company, the Cohen Employment Agreement entitles Mr. Cohen to an annualized base salary of $200,000 (the “Base Salary”) and eligibility to participate in customary benefits offered to other executives of the Company. In the event Mr. Cohen’s employment is terminated by either party for any reason, Mr. Cohen will be entitled to: (i) any earned but unpaid Base Salary earned during his employment and applicable to all pay periods prior to the termination date; (ii) any documented and actually incurred unreimbursed business expenses, so long as Mr. Cohen makes any reimbursement request within 30 days following termination; and (iii) any employee benefits to which Mr. Cohen may be entitled under the Company’s employee benefit plans or programs in which Mr. Cohen participates as of the date of termination of Mr. Cohen’s employment. If Mr. Cohen’s employment is terminated by the Company without Cause (as defined in the Cohen Employment Agreement), or by Mr. Cohen for Good Reason (as defined in the Cohen Employment Agreement), or upon the end of the Initial Term or a Renewal Term, as applicable, as the result of the Company’s issuance of a notice of non-renewal, then, subject to certain conditions set forth in the Cohen Employment Agreement (including the execution and non-revocation of a general release of claims), Mr. Cohen will be entitled to: (i) severance payments in a total amount equal to 12 months’ worth of the Base Salary; (ii) any earned but unpaid annual bonus in respect of any completed year that has ended prior to the date of termination; and (iii) receive reimbursement, for a period of up to 12 months, for a portion of the premiums that Mr. Cohen elects to pay for continuation coverage under the Company’s group health plans pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, subject to Mr. Cohen’s timely submission of applicable documentation.

On December 12, 2023, the Board appointed Mr. Cohen to the position of Principal Executive Officer. On January 14, 2024, the Board appointed Mr. Cohen, who previously served as the Company’s Executive Chairman and Principal Executive Officer, to the position of Executive Chairman and Chief Executive Officer. In connection therewith, the Company and Mr. Cohen entered into an amendment, dated January 14, 2024, to the Cohen Employment Agreement, dated October 12, 2023, to, among other things, reflect Mr. Cohen’s new title. On April 5, 2024, the Board appointed Mr. Cohen to the position of Interim Principal Financial Officer and Principal Accounting Officer. In connection with the appointment of Mr. Ratigan as Chief Financial Officer, principal accounting officer and principal financial officer of the Company, on June 23, 2025, Mr. Cohen was appointed as Executive Chairman, Chief Executive Officer and Principal Executive Officer of the Company. In connection with the mutual separation of Mr. Ratigan from the Company, on October 24, 2025, Mr. Cohen was appointed as interim Principal Accounting Officer and Principal Financial Officer. Mr. Cohen currently serves as Executive Chairman, Chief Executive Officer, Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer of the Company.

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

The Novick Employment Agreement provides that Mr. Novick will be entitled to receive an annual base salary of two hundred thousand dollars ($200,000) (“COO Base Salary”), payable in equal installments pursuant to the Company’s customary payroll practices. Mr. Novick is entitled to a one-time sign-on bonus of $75,000, payable in two equal installments as follows, subject to Mr. Novick’s continued service on such dates: (i) 50% on the first payroll date following the Novick Effective Date, and (ii) 50% on the first payroll date following the six-month anniversary of the Novick Effective Date. Mr. Novick is also eligible to receive for each fiscal year during the term of his employment, an annual discretionary bonus, with the actual amount determined by the Board in its sole discretion (“Annual Bonus”), payable prior to March 15 of the fiscal year following the fiscal year to which the bonus relates. The Novick Employment Agreement also entitles Mr. Novick to receive customary benefits and reimbursement for reasonable out-of-pocket business expenses.

The Company may terminate Mr. Novick’s employment due to death or disability, for cause (as defined in the Novick Employment Agreement) at any time, and without cause at any time upon written notice. Mr. Novick may terminate his employment without good reason (as defined in the Novick Employment Agreement) at any time upon thirty days’ written notice or with good reason, which requires delivery of a written notice to the Board of the existence of condition(s) giving rise to the good reason within forty-five days after the initial occurrence of such condition(s), and failure of the Company to cure such condition(s) within thirty days following the Board's receipt of such notice.

If Mr. Novick’s employment is terminated by either the Company or Mr. Novick for any reason, Mr. Novick shall receive any earned but unpaid COO Base Salary and expenses required to be reimbursed pursuant to the Novick Employment Agreement and any employee benefits Mr. Novick is entitled to under the Company’s employee benefit plans or programs in which Mr. Novick participates. In addition, if Mr. Novick’s employment is terminated by the Company without Cause (as defined in the Novick Employment Agreement) or upon non-renewal or by Mr. Novick for good reason (as defined in the Novick Employment Agreement), then, subject to compliance with the restrictive covenants set forth in the Novick Employment Agreement and the execution of a release of claims in favor of the Company, the Company will pay the following severance payments and benefits: (i) an amount equal to twelve months’ COO Base Salary, payable in equal monthly installments over a twelve-month severance period; (ii) an amount equal to any earned, but unpaid, Annual Bonus for services rendered during the year preceding the date of termination; and (iii) an amount intended to assist Mr. Novick with his post-termination health coverage, provided however, he is under no obligation to use such amounts to pay for continuation of coverage under the Company’s group health plan pursuant to COBRA.

On March 10, 2025, the Board appointed Mr. Novick to the position of President and Chief Operating Officer. Mr. Novick will not be provided any additional compensation for his service as President and Chief Operating Officer. The terms of the Novick Employment Agreement have not changed in connection with Mr. Novick’s appointment as President and Chief Operating Officer of the Company.

Gerald Ratigan. In June 2025, the Board appointed Mr. Ratigan to the position of Chief Financial Officer, principal accounting officer and principal financial officer of the Company. Beginning June 2025 through October 2025, Mr. Ratigan was paid a base salary equal to $200,000 for his service as Chief Financial Officer, principal accounting officer and principal financial officer of the Company, and on June 23, 2025, was granted stock options to purchase up to 200,000 shares of the Company’s Common Stock, at an exercise price equal to $1.41, which was the closing price of the Company’s Common Stock on the day prior to the grant, which would have vest in four substantially equal installments on each annual anniversary of the date of grant, provided that Mr. Ratigan was employed by or providing services to the Company through the applicable vesting date. In addition, Mr. Ratigan was eligible to receive an annual bonus based on performance targets set at the discretion of the Board. On October 21, 2025, the Company and Mr. Ratigan, mutually agreed to the separation of Mr. Ratigan from such roles, effective as of October 24, 2025. The terms of Mr. Ratigan’s separation from the Company have been memorialized pursuant to a General Release and Severance Agreement, dated as of October 21, 2025, which was executed by the Company and Mr. Ratigan on October 24, 2025 (the “Ratigan Separation Agreement”). Pursuant to the Ratigan Separation Agreement, Mr. Ratigan received a severance payment in an amount equal to $50,000, representing three months of Mr. Ratigan’s base salary, less all lawful and authorized withholdings and deductions, payable in a lump sum on the Company’s first regular pay date following the Effective Date (as defined in the Ratigan Separation Agreement). In exchange for the consideration provided to Mr. Ratigan in the Ratigan Separation Agreement, Mr. Ratigan agreed to waive and release any claims in connection with Mr. Ratigan’s employment and separation from the Company.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2025.

Option Awards								Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scot Cohen	2/5/2025	-		500,000	(7)	$1.98	2/5/2035	$-		$-	$-	$-
	1/2/2024	-		-		$-	-	$632,911		$1,506,328	$-	$-
	10/12/2023	241,071		241,072	(2)	$1.40	10/12/2033	$-		$-	$-	$-
	10/12/2023	430,055		860,111	(3)	$1.40	10/12/2033	$321,429	(4)	$765,001	$-	$-
	4/1/2021	100,000	(5)	-		$5.56	4/1/2031	$-		$-	$-	$-

Jared Novick	2/5/2025	-		500,000	(8)	$1.98	2/5/2035	$-		$-	$-	$-
	12/23/2023	166,675		83,325	(6)	$2.51	12/26/2033	$-		$-	$-	$-
  The market value is computed based on the closing market price of our Common Stock on December 31, 2025, of $2.38 per share.
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
  Mr. Cohen was granted stock options by the Board in February 2025 in connection with his continued service as Chief Executive Officer. The options vest in four equal annual installments beginning on the first anniversary of the date of grant.
  Mr. Novick was granted stock options by the Board in February 2025 in connection with his continued service as Chief Operating Officer. The options vest in four equal annual installments beginning on the first anniversary of the date of grant.
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

Director Compensation Program

The following table sets forth the compensation awarded to, earned by, or paid to each person who served as a director during the fiscal year ended December 31, 2025.

	Fees
	Earned	Stock	Option
	or Paid in	Awards	Awards
Name (1)	Cash ($) (2)	($) (3)	($) (4)	Total ($)
Bruce Bernstein	$-	$212,390	$-	$212,390
Marc Savas	$-	$204,106	$-	$204,106
Rajiv Srinivasan	$-	$131,651	$-	$131,651
Timothy Szymanski	$-	$123,368	$-	$123,368
John Shulman	$-	$-	$83,100	$83,100

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

In February 2025, the Board approved a revised director compensation plan payable to all non-employee independent directors, effective February 1, 2025 (“Second Revised Board Plan”). As revised, under the terms of the Second Revised Board Plan, the chair of the Audit Committee of the Board will receive an additional annual payment of $18,000 and each independent director of the Compensation Committee and the Nominating Committee of the Board will receive an additional annual payment of $10,000, payable in restricted stock units to be settled in shares of the Company’s Common Stock, with 30% vesting immediately, and the remaining 70% vesting in monthly installments throughout the remainder of the year following the date of grant. In addition, each independent director that is a member of the audit committee of the Board will receive an additional annual payment of $9,000, payable in restricted stock units to be settled in shares of the Company’s Common Stock, with 30% vesting immediately, and the remaining 70% vesting in monthly installments throughout the remainder of the year following the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

On March 31, 2017, the Company adopted, and the stockholders approved, the 2017 Equity Incentive Plan (the "Incentive Plan"). The Incentive Plan reserved 2.0 million shares of our Common Stock for issuance as one of four types of equity incentive awards: (i) stock options, (ii) shares of Common Stock, (iii) restricted stock awards, and (iv) restricted stock units.

Stockholders authorized an increase to the shares of Common Stock authorized under the plan of an additional 2,100,000 shares in May 2019, an additional 1,900,000 shares in June 2020, an additional 1,500,000 shares in June 2021, an additional 1,500,000 shares in May 2022, an additional 7,500,000 in December 2024, and an additional 4,000,000 in December 2025, for a total of 20,500,000 shares authorized for issuance under the Incentive Plan as of the date of this Annual Report on Form 10-K. As of December 31, 2025, there were 8,011,625 shares of Common Stock available for grant under the Incentive Plan.

The following table sets forth information as of December 31, 2025, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

(c) Number of securities
remaining available for
	(a) Number of securities to be	(b) Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options, warrants	outstanding options,	(excluding securities
Name (1)	and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	6,449,534	$2.05	8,011,625
Equity compensation plans not approved by security holders	-	$-	-
Total	6,449,534	$2.05	8,011,625

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our voting securities as of March 23, 2026, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our voting securities, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group. Unless otherwise noted, the address for each person named in the table is c/o Wrap Technologies, Inc., 3350 Virginia Street, Miami, Florida 33133.

	Number of
	Shares of
	Common Stock
	Beneficially	Percentage of
Name and Address of Beneficial Owner	Owned (1)	Class (2)
5% Stockholders
Elwood G. Norris(3)	5,505,981	9.92%
Iroquois Capital Investment Group, LLC (4)	6,159,822	9.99%
Scot Cohen/V4 Global LLC (5)	11,808,987	17.75%

Named Executive Officers and Directors
Scot Cohen/V4 Global LLC (5)	11,808,987	17.75%
Jared Novick/Continuum Ventures, LLC (6)	2,383,350	4.14%
Bruce Bernstein (7)	297,673	*
Marc Savas/Savbo Investments LLC (8)	1,098,837	1.95%
Rajiv Srinivasan (9)	123,672	*
Vice Admiral Tim Szymanski (10)	119,752	*
John Shulman / Juggernaut Management, LLC (11)	605,394	1.09%
Gerald Ratigan	-	*
All directors and executive officers as a group (8 persons)	16,437,665	25.89%

* Represents ownership of less than 1%.

  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares set forth in the above table.
  A total of 55,500,054 shares of our Common Stock are considered to be outstanding, pursuant to SEC Rule 13d-3(d)(1) as of March 23, 2026
  Based on the Schedule 13D/A filed jointly with the SEC on January 29, 2026, by the Norris Family 1997 Trust (the “Norris Trust”), Elwood G. Norris and Stephanie A. Norris and certain information made available to the Company. The shares of Common Stock are directly held by the Trust and Mr. Norris. The shares of Common Stock directly held by Mr. Norris and the Norris Trust are also indirectly beneficially owned by Stephanie A. Norris, as a trustee of the Norris Trust. The amount reported herein consists of 5,505,981 shares of Common Stock. The address of each of the parties herein is 15891 Blue Crystal Trail, Poway, CA 92064.
  Based on certain information made available to the Company. The securities reported herein are directly held by Iroquois Capital Investment Group LLC (“ICIG”) and Iroquois Master Fund, Ltd. (“IMF”). Consists of (i) 412,129 shares of common stock held by ICIG, (ii) 425,000 Pre-Funded Warrant Shares and held by ICIG (subject to a 9.99% beneficial ownership limitation), (iii) 425,000 Common Warrant Shares held by ICIG (subject to a 9.99% beneficial ownership limitation), (iv) 1,210,574 shares of common stock issuable upon exercise of certain warrants (subject to a 4.99% beneficial ownership limitation) held by ICIG, (v) 200,000 shares of common stock issuable upon conversion of 290 shares of the Company’s Series A Preferred Stock (subject to a 4.99% beneficial ownership limitation) held by ICIG, (vi) 408,333 shares of common stock issuable upon conversion of 612.5 shares of Series B Preferred Stock held by ICIG (subject to a 4.99% beneficial ownership limitation), (vii) 294,045 shares of common stock held by IMF, (viii) 375,000 Pre-Funded Warrant Shares and held by IMF (subject to a 9.99% beneficial ownership limitation), (ix) 375,000 Common Warrant Shares held by IMF (subject to a 9.99% beneficial ownership limitation), (x) 1,410,344 shares of common stock issuable upon conversion of 2,045 shares of the Company’s Series A Convertible Preferred Stock (subject to a 4.99% beneficial ownership limitation) held by IMF, (xi) 825,000 shares of common stock issuable upon exercise of 1,237.5 shares of Series B Preferred Stock held by IMF, and (xii) 3,643,966 shares of common stock issuable upon exercise of certain warrants (subject to a 4.99% beneficial ownership limitation) held by IMF. Iroquois Capital Management L.L.C. (“ICM”) is the investment manager of IMF. ICM has voting control and investment discretion over securities held by IMF. As Managing Members of ICM, Richard Abbe and Kimberly Page make voting and investment decisions on behalf of ICM in its capacity as investment manager to IMF. Mr. Abbe is the managing member of ICIG. Mr. Abbe has sole voting control and investment discretion over securities held by ICIG. As such, Mr. Abbe may be deemed to be the beneficial owner (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended) of the securities held by ICIG. As a result of the foregoing, Mr. Abbe and Mrs. Page may be deemed to have beneficial ownership (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended) of the securities held by ICM and IMF. The principal business address for ICIG and IMF is 2 Overhill Road, Suite 400, Scarsdale, NY 10583.
  Based on certain information made available to the Company. Includes (i) 294,045 shares of Common Stock, (ii) 475,000 shares of Common Stock held by V4 Global, LLC (“V4 Global”), (iii) 1,410,344 shares of Common Stock issuable upon conversion of 2,045 shares of Series A Preferred Stock, (iv) 825,000 shares of Common Stock issuable upon conversion of 1237.5 shares of Series B Preferred Stock (subject to a 4.99% beneficial ownership blocker), (v) 3,643,966 shares of Common Stock issuable upon exercise of certain warrants (subject to a 4.99% beneficial ownership blocker), (vi) 375,000 shares of Common Stock issuable upon exercise of certain pre-funded warrants (subject to a 9.99% beneficial ownership blocker), (vii) 375,000 shares of Common Stock issuable upon exercise of certain warrants (subject to a 9.99% beneficial ownership blocker, and (viii) 4,310,632 shares of Common Stock issuable upon exercise of certain warrants held by V4 Global. Mr. Cohen has voting and dispositive control with respect to the securities held by V4 Capital Partners, LLC (“V4 Capital”) and V4 Global. As a result, Mr. Cohen may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of the securities held by V4 Capital and V4 Global. The principal business address of V4 Capital, V4 Global and Mr. Cohen is 445 Grand Bay Drive, Apt. P1A, Key Biscayne, FL 33149.
  Represents (i) 275,000 shares of Common Stock, (ii) 1,583,350 shares of Common Stock underlying stock options that were vested as of the date hereof, or could vest within 60 days hereafter, (iii) 250,000 shares of Common Stock underlying RSUs that were vested as of the date hereof, or could vest within 60 days hereafter and (iv) 275,000 shares of Common Stock underlying certain warrants (subject to a beneficial ownership limitation of 4.99%). The securities reported herein are directly held by Continuum Ventures, LLC and Jared Novick. Jared Novick is a manager of Continuum Ventures, LLC and has voting control and investment discretion over the securities reported herein that are held by Continuum Ventures, LLC. As a result, Mr. Novick may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act of the securities reported herein that are held by Continuum Ventures, LLC.
  Mr. Bernstein holds (i) 48,706 shares of Common Stock, (ii) 222,500 shares of Common Stock underlying stock options that were vested as of the date hereof, or will vest within 60 days hereafter, and (iii) 26,467 shares of Common Stock underlying RSUs that were vested as of the date hereof, or will vest within 60 days hereafter.
  Represents (i) 139,409 shares of Common Stock, (ii) 394,827 shares of Common Stock issuable upon exercise of certain warrants (with certain warrants subject to a 4.99% beneficial ownership blocker), (iii) 500 shares of Series A Preferred Stock, convertible into up to approximately 344,828 shares of Common Stock (subject to a 4.99% beneficial ownership blocker), (iv) 69,773 shares of Common Stock underlying RSUs that were vested as of the date hereof, or will vest within 60 days hereafter, (v) 75,000 shares of Common Stock held by Savbo Investments LLC (“Savbo”), and (vi) 75,000 shares of Common Stock issuable upon exercise of certain warrants (with certain warrants subject to a 4.99% beneficial ownership blocker) held by Savbo. Marc Savas is a manager of Savbo Investments LLC and has voting control and investment discretion over the securities reported herein that are held by Savbo Investments LLC. As a result, Mr. Savas may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act of the securities reported herein that are held by Savbo Investments LLC.
  Mr. Srinivasan holds (i) 29,370 shares of common stock, (ii) 75,000 shares of common stock underlying stock options that were vested as of the date hereof, or will vest within 60 days hereafter and (iii) 19,302 shares of common stock underlying RSUs that were vested as of the date hereof, or will vest within 60 days hereafter.
  Mr. Szymanski holds (i) 79,810 shares of common stock, (ii) 22,500 shares of common stock underlying stock options that were vested as of the date hereof, or will vest within 60 days hereafter and (iii) 17,442 shares of common stock underlying RSUs that were vested as of the date hereof, or will vest within 60 days hereafter.
  Based on certain information available to the Company. Consists of (i) 66,000 shares of Common Stock, (ii) 30,000 shares of common stock underlying stock options that were vested as of the date hereof, or will vest within 60 days hereafter, (iii) 9,394 shares of common stock underlying RSUs that were vested as of the date hereof, or will vest within 60 days hereafter, (iv) 250,000 shares of Common Stock held by Juggernaut Management, LLC (“Juggernaut”), and (v) 250,000 shares of Common Stock issuable upon exercise of certain warrants (subject to a 4.99% beneficial ownership blocker). John Shulman is a manager of Juggernaut and has voting control and investment discretion over the securities reported herein that are held by Juggernaut. As a result, Mr. Shulman may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act of the securities reported herein that are held by Juggernaut.

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

The Company has adopted a Related Person Transaction Policy pursuant to which the Audit Committee of the Board is responsible for reviewing and approving all transactions in which the Company is a participant and in which any director, executive officer, holder of more than 5% of the Company's voting securities, or any immediate family member of such persons has or will have a direct or indirect material interest. In reviewing and approving any related party transaction, the Audit Committee considers all relevant facts and circumstances, including whether the transaction is on terms no less favorable to the Company than terms that could have been reached with an unrelated third party and whether the transaction is in the best interests of the Company and its stockholders. The Company's Code requires directors, officers, and employees to disclose to their supervisor, the Chair of the Audit Committee, or the Chair of the Board any material transaction or relationship that could reasonably be expected to give rise to a conflict of interest. All of the related party transactions described herein were reviewed and approved or ratified by the Audit Committee in accordance with the Company's Related Person Transaction Policy.

Series A Preferred Stock

On June 29, 2023, the Company entered into the Series A Purchase Agreement with certain investors, including Scot Cohen, the Company’s Chief Executive Officer, and V4 Global. Mr. Cohen has voting and dispositive control with respect to the securities and is deemed to be the beneficial owner of the securities held by V4 Global. Pursuant to the Series A Purchase Agreement, the Company issued to Mr. Cohen and V4 Global an aggregate of 3,000 shares of Series A Preferred Stock and Series A Warrants to purchase up to an aggregate of 2,068,966 shares of Common Stock for aggregate gross proceeds of $3,000,000. For the year ended December 31, 2025, Mr. Cohen earned dividends totaling $300,000 on his Series A Preferred Stock.

February 2025 Private Placement

On February 24, 2025, the Company entered into the PIPE Purchase Agreement with the PIPE Purchasers for the issuance and sale in a private placement of an aggregate of 3,216,666 shares of Common Stock and PIPE Warrants to purchase up to 3,216,666 shares of Common Stock, with an exercise price of $1.80 per share. The purchase price for one share of Common Stock and accompanying PIPE Warrant was $1.80. The estimated gross proceeds to the Company were $5.8 million, before estimated offering expenses payable by the Company.

The Company issued the following to related parties: (i) Mr. Cohen through V4 Global an aggregate of 1,100,000 shares of Common Stock and PIPE Warrants to purchase up to an aggregate of 1,100,000 shares of common stock for aggregate gross proceeds of $1,980,000, (ii) Mr. Novick through Continuum Ventures LLC an aggregate of 275,000 shares of Common Stock and PIPE Warrants to purchase up to an aggregate of 275,000 shares of Common Stock for aggregate gross proceeds of $495,000, and (iii) Mr. Savas through Savbo Investments LLC an aggregate of 50,000 shares of common stock and PIPE Warrants to purchase up to an aggregate of 50,000 shares of common stock for aggregate gross proceeds of $90,000. For the year ended December 31, 2025, V4 Global earned dividends totaling $192,500 on the Series A Preferred Stock.

August 2025 Private Placement

On August 18, 2025, the Company entered into the Series B Securities Purchase Agreement with the Series B Purchasers for the issuance and sale in a private placement of an aggregate of (i) 4,500 shares of Series B Preferred Stock, initially convertible into up to 3,000,000 shares of the Company’s Common Stock, at an initial conversion price of $1.50 per share, and (ii) accompanying Series B Warrants to purchase up to 3,000,000 shares of Common Stock, with an initial exercise price of $1.50 per share. The estimated gross proceeds of the Series B Private Placement to the Company were $4.5 million, before estimated offering expenses payable by the Company. In connection with the Series B Private Placement, the Company issued to Mr. Cohen, through V4, an aggregate of 1,000 shares of Series B Preferred Stock and Series B Warrants to purchase up to an aggregate of 666,667 shares of Common Stock for aggregate gross proceeds of $1,000,000.

February 2026 Private Placement

On February 2, 2026, we entered into the February 2026 Purchase Agreement with the February 2026 Purchasers for the issuance and sale in a private placement of (i) an aggregate of 1,700,000 shares of Common Stock, (ii) Pre-Funded Warrants to purchase up to 800,000 shares of Common Stock, with an exercise price of $0.0001 per share, and (iii) Common Warrants to purchase up to 2,500,000 shares of Common Stock, with an exercise price of $2.30 per share. The estimated gross proceeds from the February 2026 Closing were approximately $5.0 million, prior to deducting offering expenses payable by us. The Company issued the following to related parties: (i) an aggregate of 475,000 shares of Common Stock and Common Warrants to purchase up to an aggregate of 475,000 shares of Common Stock for aggregate gross proceeds of $950,000 to Mr. Cohen through V4 Global, (ii) an aggregate of 250,000 shares of Common Stock and Common Warrants to purchase up to an aggregate of 250,000 shares of Common Stock for aggregate gross proceeds of $500,000 to Mr. Shulman through Juggernaut Management, LLC, and (iii) an aggregate of 25,000 shares of Common Stock and Common Warrants to purchase up to an aggregate of 25,000 shares of Common Stock for aggregate gross proceeds of $50,000 to Mr. Savas through Savbo Investments LLC.

Director Independence

See “Directors, Executive Officers and Corporate Governance - Director Independence” and “Directors, Executive Officers and Corporate Governance - Board Committees” above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm

The Audit Committee, effective as of May 7, 2024, appointed HTL International, LLC (“HTL”) as the Company’s independent registered public accounting firm for the Company’s fiscal year since then.

Audit and Non-Audit Fees

The Company engaged HTL from May 7, 2024, to present. The following table presents fees for professional audit services rendered by HTL for audit and other services provided for the fiscal years ended December 31, 2025, and December 31, 2024.

	2025	2024

Audit Fees(1)	$175,000	$165,000
Audit Related Fees(2)	19,000	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$194,000	$165,000

(1)   Audit Fees include fees for services rendered for the audit of our annual financial statements, the review of financial statements included in our Quarterly Reports on Form 10-Q, assistance with and review of documents filed with the SEC and consents and other services normally provided in connection with regulatory filings.
(2)   Audit Related fees principally include fees incurred for due diligence in connection with potential transactions and accounting consultations.
(3)   Tax Fees would include fees for services rendered for tax compliance, tax advice, and tax planning.
(4)   All Other Fees would include fees that do not constitute Audit Fees, Audit Related Fees, or Tax Fees.

The percentage of services set forth above in the category audit related fees, that were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) (relating to the approval of a de minimis amount of non-audit services after the fact but before completion of the audit), was 100%.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.
2. Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.
3. Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.
4. Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves these services by category of service, including for the fiscal year ended December 31, 2025. The fees are budgeted and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as a part of this report:

	(1)	Index to Financial Statements

		Report of Independent Registered Public Accounting Firm (PCAOB ID: 7000)	F-2

		Balance Sheets as of December 31, 2025 and 2024	F-3
		Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2025 and 2024	F-4
		Statements of Stockholders’ Equity for the Years Ended December 31, 2025 and 2024	F-5
		Statements of Cash Flows for the Years Ended December 31, 2025 and 2024	F-6
		Notes to Financial Statements	F-7

	(2)	Financial Statement Schedules
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

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated as of February 18, 2025, by and between Wrap Technologies, Inc. and W1 Global, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2025).
3.1	Amended and Restated Certificate of Incorporation of Wrap Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 17, 2017).
3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Wrap Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 17, 2025).
3.2	Amended and Restated Bylaws of Wrap Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2023).
3.2.1	Amendment No.1 to the Amended and Restated Bylaws of Wrap Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2023).
3.2.2	Second Amendment to the Amended and Restated Bylaws of Wrap Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 5, 2025).
3.3	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2023).
3.3.1	Certificate of Amendment of Certificate of Designations of Series A Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2024).
3.4	Certificate of Designations of Series B Convertible Preferred Stock of Wrap Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 26, 2025).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 30, 2017).
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2023).
4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2025).
4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 18, 2025).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 4, 2026).
4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the SEC on February 4, 2026).
4.7*	Description of Securities.
10.1	Amended and Restated Intellectual Property License Agreement, dated September 30, 2016, by and between Wrap Technologies, LLC and Syzygy Licensing LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 17, 2017).
10.2+	Wrap Technologies, Inc. 2017 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 17, 2017).
10.2.1+	Amendment No. 1 to the Wrap Technologies, Inc. 2017 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 24, 2019).
10.2.2+	Amendment No. 2 to the Wrap Technologies, Inc. 2017 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 17, 2020).
10.2.3+	Amendment No. 3 to the Wrap Technologies, Inc. 2017 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 5, 2021).
10.2.4+	Amendment No. 4 to the Wrap Technologies, Inc. 2017 Equity Compensation Plan (incorporated by reference to Exhibit 10.2.4 to the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 25, 2025).
10.2.5+	Fifth Amendment to the Wrap Technologies, Inc. 2017 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2024).
10.2.6+	Sixth Amendment to the Wrap Technologies, Inc. 2017 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 17, 2025).
10.4+	Form of At-Will Employment, Confidential Information, Non-Compete/ Non-Solicitation, Invention Assignment, and Arbitration Agreement between the Key Employees and the Company dated December 14, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2020).
10.5	Cooperation Agreement by and between the Company and Elwood G. Norris and certain of his affiliates dated March 4, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2021).
10.6	Consulting Agreement between the Company and LWV Consulting, LLC, dated January 24, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission filed on January 26, 2022).
10.7	Consulting Agreement between the Company and LRHIRSH, LLC, dated January 24, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022).
10.8+	Employment Agreement between Wrap Technologies, Inc. and TJ Kennedy, dated April 13, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2022).
10.9+	Employment Agreement between Wrap Technologies, Inc. and Kevin Mullins, dated April 13, 2022. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2022).
10.9.1+	First Amendment to Employment Agreement, by and between Kevin Mullins and Wrap Technologies, Inc. dated January 14, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024).
10.10	Professional Services and Technology Acquisition Agreement, dated November 22, 2022, by and between Wrap Technologies, Inc., Lumeto, Inc. and Spatial Industries Group, Inc (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2022).
10.11	Separation Agreement between the Company and Mr. Kennedy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2023).

10.12	Severance Agreement and Release of Claims, dated May 8, 2023, by and between Wrap Technologies, Inc. and Glenn Hickman (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2023).
10.13	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2023).
10.14	Engagement Letter, dated June 29, 2023 by and between Wrap Technologies, Inc. and Katalyst Securities LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2023).
10.15**	Membership Interest Purchase Agreement, dated August 9, 2023, by and among Wrap Technologies, Inc., Buford Ortale, and the sellers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2023).
10.16+	Employment Agreement by and between Scot Cohen and Wrap Technologies, Inc. dated October 12, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2023).
10.16.1+	First Amendment to Employment Agreement, by and between Scot Cohen and Wrap Technologies, Inc. dated January 14, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024).
10.17+	Employment Agreement, by and between the Company and Jared Novick, effective as of December 26, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2023).
10.18	Separation Agreement and Mutual Release of Claims, dated January 5, 2024, by and between Wrap Technologies, Inc. and Chris DeAlmeida (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2024).
10.19	Form of Amendment, dated August 19, 2024, by and between Wrap Technologies, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2024).

10.20	Securities Purchase Agreement, dated February 24, 2025, by and among the Company and the investors signatory thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2025).
10.21	Registration Rights Agreement, dated February 24, 2025, by and among the Company and the investors signatory thereto. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2025).
10.22	Form of Series A Warrant Amendment, dated as of June 30, 2025, by and among Wrap Technologies, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2025)
10.23	Form of 2025 Warrant Amendment, dated as of June 30, 2025, by and among Wrap Technologies, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2025).
10.24	Securities Purchase Agreement, dated August 18, 2025, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 18, 2025).
10.25	Registration Rights Agreement, dated August 18, 2025, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on August 18, 2025).
10.26	General Release and Severance Agreement, dated October 21, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 27, 2025).
10.27	Form of Senior Indenture (incorporated by reference to Exhibit 4.12 to the Company's Registration Statement on Form S-3, filed with the SEC on November 21, 2025).
10.28	Form of Senior Subordinated Indenture (incorporated by reference to Exhibit 4.12 to the Company's Registration Statement on Form S-3, filed with the SEC on November 21, 2025).
10.29	Securities Purchase Agreement, dated February 2, 2026, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 4, 2026).
10.30	Registration Rights Agreement, dated February 2, 2026, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 4, 2026).
14.1	Wrap Technologies, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2021).
19.1	Wrap Technologies, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 24, 2025).
21.1*	Subsidiaries of Wrap Technologies, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm - HTL International, LLC.
31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 - Principal Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 - Principal Financial Officer
32.1***	Section 1350 Certification - Principal Executive Officer
32.2***	Section 1350 Certification - Principal Financial Officer
97.1	Wrap Technologies, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 28, 2024)

Extensible Business Reporting Language (XBRL) Exhibits*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

+ Management contract or compensatory plan or arrangement.
* Filed concurrently herewith.
** Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Company has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Company if publicly disclosed.
*** Furnished herewith.

Item 16. FORM 10-K SUMMARY
None.

WRAP TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of  Wrap Technologies Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wrap Technologies, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Houston, TX

March 26, 2026

Wrap Technologies, Inc.
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,468	$3,610
Accounts receivable and contract assets	2,787	513
Inventories, net	4,971	6,170
Prepaid expenses and other current assets	194	178
Total current assets	11,420	10,471
Property and equipment, net	123	146
Operating lease right-of-use asset, net	2,175	1,964
Intangible assets, net	1,572	2,354
Other assets	128	186
Total assets	15,418	15,121

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$620	$609
Accrued liabilities	407	1,403
Customer deposits	62	27
Deferred revenue- short term	408	466
Operating lease liability - short term	320	567
Warrants - short term	-	10,131
Total current liabilities	1,817	13,203

Long-term liabilities:
Deferred revenue- long term	14	39
Operating lease liability - long term	2,097	1,629
Total long-term liabilities	2,111	1,668
Total liabilities	3,928	14,871

Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; 12,707 and 8,207 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	-	-
Common stock - 200,000,000 authorized; par value $0.0001 per share; 51,733,217 and 47,101,631 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	5	5
Series A convertible preferred stock - 10,000 authorized, par value $0.0001 per share; 8,207 shares issued and outstanding at December 31, 2025 and December 31, 2024	-	-
Series B convertible preferred stock - 4,500 authorized, par value $0.0001 per share, 4,500 and 0 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	-	-
Additional paid-in capital	127,804	105,326
Accumulated deficit	(116,319)	(105,081)
Accumulated other comprehensive loss	-	-
Total stockholders' equity	11,490	250
Total liabilities and stockholders' equity	$15,418	$15,121
See accompanying notes to consolidated financial statements.

Wrap Technologies, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenues:
Product sales	$3,507	$3,590
Technology enabled services	1,696	917
Total revenues, gross	5,203	4,507
Sales returns and allowances	(531)	-
Total revenues, net	4,672	4,507
Cost of revenues	1,973	2,042
Gross profit	2,699	2,465

Operating expenses:
Selling, general and administrative	16,128	15,688
Research and development	56	2,344
Total operating expenses	16,184	18,032
Loss from operations	(13,485)	(15,567)

Other income / (expense):
Interest Income	7	156
Change in fair value of warrant liabilities	3,158	9,572
Other	(15)	(36)
Total other income / (expense), net	3,150	9,692
Net loss	$(10,335)	$(5,875)

Less: Convertible preferred stock dividends	(903)	(1,218)
Net loss attributable to common stockholders	$(11,238)	$(7,093)

Net loss per basic and diluted share of Common Stock	$(0.22)	$(0.16)
Weighted average shares of Common Stock used to compute net loss per basic and diluted shares of Common Stock	50,390,735	45,621,214

Comprehensive loss:
Net loss	$(10,335)	$(5,875)
Comprehensive loss	$(10,335)	$(5,875)

Wrap Technologies, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except share and per share amounts)

			Series A Convertible		Series B Convertible		Additional		Total
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2024	43,855,503	$4	9,898	$-	-	$-	$101,147	$(97,988)	$3,163
Common shares issued upon exercise of stock options	232,081	-	-	-	-	-	588	-	588
Share-based compensation expense	-	-	-	-	-	-	2,433	-	2,433
Dividends on convertible preferred stock	1,125,300	-	-	-	-	-	1,158	(1,218)	(60)
Common Stock issued upon vesting of restricted stock units	497,564	1	-	-	-	-	-	-	1

Common shares issues upon convertible preferred stock exercising convertible rights	1,391,183	-	(1,691)	-	-	-	-	-	-
Net loss for the year	-	-	-	-	-	-	-	(5,875)	(5,875)
Balance at December 31, 2024	47,101,631	$5	8,207	$-	-	$-	$105,326	$(105,081)	$250

Share-based compensation expense	-	-	-	-	-	-	4,076	-	4,076
Dividends on convertible preferred stock	406,045	-	-	-	-	-	903	(903)	-
Common Stock issued upon vesting of restricted stock units	837,460	-	-	-	-	-	-	-	-
Common shares issued upon exercise of stock options	171,415	-	-	-	-	-	245		245
Series B Convertible Preferred Stock and warrants issuance	-	-	-	-	4,500	-	4,500	-	4,500
Common Stock issued with Private Placement	3,216,666	-	-	-	-	-	603	-	603
Reclassification of warrant liability due to warrant amendment	-	-	-	-	-	-	12,151	-	12,151
Net loss for the year	-	-	-	-	-	-	-	(10,335)	(10,335)
Balance at December 31, 2025	51,733,217	$5	8,207	$-	4,500	$-	127,804	(116,319)	11,490

See accompanying notes to consolidated financial statements.

Wrap Technologies, Inc.
Consolidated Statements of Cash Flows
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024

Cash Flows From Operating Activities:
Net loss	$(10,335)	$(5,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	594	827
Impairment of goodwill and intangibles	588	1,631
Loss on disposition of assets	10	-
Share-based compensation	4,076	2,433
Warranty provision	(40)	90
Change in fair value of warrant liabilities	(3,158)	(9,572)
Non-cash lease expense	(211)	292
Credit losses	117	66
Inventory obsolescence reserve	36	15

Changes in assets and liabilities:
Accounts receivable	(2,391)	2,446
Inventories	1,163	(391)
Prepaid expenses and other current assets	(16)	775
Accounts payable	11	(441)
Operating lease liabilities	221	(91)
Customer deposits	35	(975)
Accrued liabilities and other	(951)	700
Warranty settlement	(13)	(79)
Deferred revenue	(83)	(39)
Other non-current assets	58	63
Net cash used in operating activities	(10,289)	(8,125)

Cash Flows From Investing Activities:
Proceeds from maturities of short-term investments	-	7,500
Capital expenditures for property and equipment	(100)	(12)
Investment in patents, trademarks, and other intangibles	(287)	(156)
Net cash paid for acquisition of Intrensic	-	(20)
Net cash (used in) provided by investing activities	(387)	7,312

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	245	588
Proceeds from issuance of Series B convertible preferred stock	4,500	-
Proceeds from issuance of warrants and common stock, net of offering costs	5,789	-
Dividends settled in cash	-	(120)
Net cash provided by financing activities	10,534	468

Net decrease in cash and cash equivalents	(142)	(345)
Cash and cash equivalents, beginning of period	3,610	3,955
Cash and cash equivalents, end of period	3,468	3,610

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Reclassification of warrant liabilities to additional paid in capital	12,151	-
Dividends declared on convertible preferred stock	(1,067)	(1,098)
Dividends settled with common stock	492	1,158
See accompanying notes to consolidated financial statements.

Wrap Technologies, Inc.
Notes to Consolidated Financial Statements
(in thousands, except per share and share amounts)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Wrap Technologies, Inc., a Delaware corporation (the “Company”), is a publicly traded company with its common stock, par value $0.0001 per share (“Common Stock”), listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “WRAP”. The Company is a developer and supplier of public safety products and training services for law enforcement and security personnel. The Company’s primary product is the BolaWrap® device. The principal markets for the Company’s proprietary products and services are in North and South America, Europe, the Middle East and Asia.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany transactions and balances.

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

Share-Based Compensation

The Company follows the fair value recognition provisions issued by the Financial Accounting Standards Board ("FASB") in Accounting Standards Codification ("ASC") Topic 718, Stock Compensation (“ASC 718”) and has adopted Accounting Standards Update (“ASU”) 2018-07 for share-based transactions with non-employees. Share-based compensation expense recognized during 2025 and 2024 includes stock option and restricted stock unit compensation expense. The grant date fair value of stock options is determined using the Black-Scholes option-pricing model. The grant date is the date at which an employer and employee or non-employee reach a mutual understanding of the key terms and conditions of a share-based payment award and approved by the Company’s Board of Directors. The Black-Scholes option-pricing model requires inputs including the market price of the Company’s Common Stock on the date of grant, the term that the stock options are expected to be outstanding, the implied stock volatilities of several publicly traded peers over the expected term of stock options, risk-free interest rate and expected dividend. Each of these inputs is subjective and generally requires significant judgment to determine. The grant date fair value of restricted stock units is based upon the market price of the Company’s Common Stock on the date of the grant. The Company determines the amount of share-based compensation expense based on awards that the Company ultimately expect to vest and account for forfeitures as they occur. The fair value of share-based compensation is amortized to compensation expense over the vesting term.

Loss per Share

Basic loss per share (EPS) is computed by dividing net loss, less any dividends, accretion or decretion, redemption or induced conversion, if any, on the Company's Series A and Series B Convertible Preferred Stock, by the weighted average number of shares outstanding during the reported period.

In computing diluted EPS, the Company adjusts the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the Series A and Series B Convertible Preferred Stock. Such add-back would also include any adjustments to equity in the period to accrete the Series A and Series B Convertible Preferred Stock to their respective redemption prices, or recorded upon a redemption or induced conversion, if any. The Company adjusts the denominator used in the basic EPS computation, subject to anti-dilution requirements, to include the dilution from potential shares resulting from the issuance of the Series A and Series B Convertible Preferred Stock, restricted stock units, and stock options. Stock options and restricted stock units exercisable or issuable for a total of 7,464,097 and 4,932,386 shares of Common Stock were outstanding at December 31, 2025 and 2024, respectively. These securities are not included in the computation of diluted net loss per share of common stock for the years presented as their inclusion would be antidilutive due to losses incurred by the Company.

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

At December 31, 2025 and 2024, the Company had an allowance for credit losses related to accounts receivable of $119 and $230, respectively. If a major customer’s creditworthiness deteriorates, or actual defaults exceed our historical experience, such estimates could change and impact our future reported financial results.

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

As of December 31, 2025 and 2024 the Company had $516 and $480 in reserves, respectively for obsolescence.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation on property and equipment is computed over the estimated useful lives of three years using the straight-line method. On any retirement or disposition of property and equipment, the related cost and accumulated depreciation or amortization is removed, and a gain or loss recorded.

Business Combinations

The Company accounts for its business combinations under the provisions of ASC Topic 805-10, Business Combinations ("ASC 805-10"), which requires that the purchase method of accounting be used for all business combinations. Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using established valuation techniques. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

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

During the year ended December 31, 2025, the Company recorded impairment charges of $588 related to certain purchased software and technology and customer relationship intangible assets. These impairment charges were primarily the result of revisions to projected future operating results and cash flows associated with these assets, which indicated that their carrying amounts were not recoverable.

Warrants

The Company accounts for warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the warrants issued in accordance with the guidance contained in ASC 815-40-15-7C, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statement of operations.

On June 30, 2025, the Company entered into the Series A Warrant Amendment (as defined herein) and the 2025 Warrant Amendment (as defined herein). As a result, the Series A Warrants (as defined herein) and the PIPE Warrants (as defined herein), each satisfy the requirements outlined in ASC 815-10-15-74(a)(1) and in ASC 815-10-15-74(a)(2). Under ASC 815-40-35-10, the amended instruments qualify for equity-classification on a prospective basis. The effective date of the relating reclassification from warrant liabilities to additional paid-in capital was June 30, 2025. See Footnote 10: Warrants for additional detail.

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

The Company issued the Series A Warrants (as defined herein), which are classified as liabilities and measured at fair value on a recurring basis, and the Company's Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) in one transaction. The proceeds from the issuances were allocated by using the with and-without method. Under this method, the Company first allocated the proceeds to the Series A Warrants based on their initial fair value measurement and then allocated the remaining proceeds to the Series A Preferred Stock. On June 30, 2025, the Company and holders of the Series A Warrants amended the Series A Warrants, which allowed the Company to account for the Series A Warrants as equity under ASC 480 and a reclassification was recorded from warrant liability to additional paid-in-capital.

Advertising and Promotion Costs

Advertising costs are charged to expense as incurred and were $384 and $575 for the years ended December 31, 2025 and 2024, respectively. The Company also incurred product promotion costs for demonstration products delivered to prospective customers of $45 and $129 for the years ended December 31, 2025 and 2024, respectively. Advertising and promotion costs are included in selling, general and administrative expenses in the accompanying statements of operations.

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

Leases

The Company adopted ASC Topic 842, Leases (“Topic 842”) on January 1, 2019. In accordance with the guidance in Topic 842, the Company recognizes lease liabilities and corresponding right-of-use assets for all leases with terms of greater than 12 months. Leases with a term of 12 months or less will be accounted for in a manner similar to the guidance for operating leases prior to the adoption of Topic 842. Refer to Note 9, Leases for more information.

Revenue Recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers on January 1, 2018. The Company enters into contracts that include various combinations of products, accessories, software and services, each of which are generally distinct and are accounted for as separate performance obligations. Product sales include BolaWrap products and accessories. Other revenue includes VR revenues, professional service, training and shipping revenues.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenues. Shipping and handling costs invoiced to customers are included in revenue. Actual shipping and handling costs were $33 and $125 for the years ended December 31, 2025 and 2024, respectively. Actual revenues from shipping and handling were $24 and $73 for the years ended December 31, 2025 and 2024, respectively.

Warranty Reserves

The Company warrants its products and accessories to be free from defects in materials and workmanship for a period of one year from the date of purchase. The warranty is generally limited. The Company currently provides direct warranty service. International market warranties are generally similar to the US market.

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenues are recognized. Factors affecting warranty reserve levels include the number of units sold, anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. The warranty reserve was $30 and $83 at December 31, 2025 and 2024, respectively. Actual warranty costs could differ from estimates.

Segment Information

The Company operates as a single operating and reportable segment in accordance with ASC 280, Segment Reporting. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM reviews financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. Resource allocation decisions are primarily based on consolidated operating results, cash flows, liquidity, and overall strategic priorities rather than discrete financial information at a product line, geography, or functional level.

While the Company monitors certain operating metrics, including revenue by product line and other operational data, such information is used for operational oversight, forecasting, and strategic planning and is not used by the CODM to assess segment performance or to allocate resources among components of the business. The Company’s operations are managed on an integrated basis, with shared sales channels, manufacturing, research and development, and administrative functions. As a result, discrete financial information at a level below the consolidated financial statements is not regularly reviewed by the CODM for purposes of allocating resources or assessing performance.

The Company does not present disaggregated segment profit or loss, assets, or other segment-level information, as such information is not used by the CODM in managing the business. Accordingly, the Company has determined that it operates as one operating segment and one reportable segment. The Company has provided the required entity-wide disclosures in accordance with ASC 280. Major Customers and Related Information for further discussion.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company measures deferred tax assets and liabilities using the enacted tax rates for the years and jurisdictions in which the temporary differences are expected to be recovered. A change to the tax rates used to measure the Company’s deferred taxes is recognized in income during the period in which the new rate(s) were enacted.

The Company recognizes deferred tax assets to the extent the Company’s assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including the future reversals of existing taxable temporary differences, projected future taxable income exclusive of reversing temporary differences and carryforwards, tax-planning strategies, taxable income in prior carryback years if permitted under tax law, and the results from prior years. If the Company determines it is more likely than not that all or a portion of a deferred tax asset will not be realized a valuation allowance is recorded with a charge to income tax expense. Alternatively, if the Company determines that all or a portion of a deferred tax asset previously not meeting the more likely than not threshold will be realized, the Company reduces its valuation allowance and recognizes a benefit in income tax expense.

The Company recognizes and measure uncertain tax benefits in accordance with ASC 740 based on a two-step process in which (1) the Company determines whether it is more likely than not that the tax position will be sustained based on the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the related tax authority. The Company's policy is to recognize interest and penalties related to uncertain tax positions, if any, in income tax expense.

 Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss, total assets, total liabilities, stockholders’ equity, or cash flows.

Recently Issued Accounting Guidance

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance enhances disclosures about significant segment expenses and applies to entities with single reportable segments. The amendments were effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company adopted ASU 2023-07 during the year ended December 31, 2025. Adoption did not impact the Company’s determination that it operates as a single reportable segment but resulted in expanded segment-related disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which enhances the transparency and decision usefulness of income tax disclosures. Adjustments to the annual disclosure of income taxes include: (1) A tabular rate reconciliation comprised of eight specific categories, (2) Incomes taxes paid, disaggregated between significant national, state, and foreign jurisdictions, (3) Eliminates requirements to disclose the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made, and (4) Adds a requirement to disclose income (or loss) from continuing operations before income tax expense (or benefit) by national and foreign, and income tax expense (or benefit) from continuing operations disaggregated between national, state and foreign. The ASU is effective for public business entities for fiscal years beginning on or after December 15, 2024 with early adoption permitted. The amendments in ASU 2023-09 were adopted by the Company on a prospective basis. There was no material impact to the Company's financial statements as a result of adopting ASU 2023-09.

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

2. REVENUES AND PRODUCT COSTS

Revenues consist of product revenue and other revenue. Product sales include BolaWrap products and accessories. Other revenue includes VR revenues, professional service, training and shipping revenues.

The table below details the activity in our contract liabilities during the year ended December 31, 2025.

	Customer	Deferred
	Deposits	Revenue
Balance at January 1, 2025	$27	$505
Additions, net	34	717
Transfer to revenue	-	(800)
Balance at December 31, 2025	$62	$422
Current portion	$62	$408
Long-term portion	$-	$14

As of December 31, 2025, the Company’s deferred revenue of $422 consisted of $12 related to BolaWrap extended warranties and software, $25 related to Wrap Ready, $339 related to Intrensic extended warranties and services, $30 related to VR, and $16 related to training.

As of December 31, 2024, the Company’s deferred revenue of $505 consisted of $76 related to BolaWrap extended warranties and software, $352 related to Intrensic extended warranties and services, $73 related to VR, and $4 related to training.

3. ASSET ACQUISITIONS

On February 18, 2025, the Company entered into an Asset Purchase Agreement with W1 Global, LLC (“W1”), pursuant to which the Company acquired substantially all of the assets used in, held for use in, or relating to W1’s advisory and investigative professional services business associated with specific identified customer contracts. The transaction was accounted for as an asset acquisition in accordance with ASC 805. As a result of the transaction, the Company recorded approximately $58 of customer relationship intangible assets, which were included within Customer Relationships (see Note 7, Intangible Assets). The customer relationships were initially assigned an estimated useful life of three years. During the third quarter of 2025, management performed an evaluation of the acquired assets in connection with a strategic realignment of the Company’s managed services offerings. Based on this evaluation, the Company determined that certain investigative services acquired from W1 were no longer aligned with the Company’s strategic objectives. Accordingly, the Company recorded an impairment charge of $48 related to customer relationship intangible assets during the year ended December 31, 2025. Following this evaluation, the Company continues to focus its managed services efforts on policy governance and training services in support of its broader go-to-market strategy.

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

The following table shows the Company’s short-term investments by significant investment category as of December 31, 2025 and 2024.

	As of December 31, 2025
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$639	$-	$-	$639
Total Financial Assets	$639	$-	$-	$639

	As of December 31, 2024
	Adjusted	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Level 1:
Money Market Funds	$631	$-	$-	$631
Total Financial Assets	$631	$-	$-	$631

The warrant liabilities as of December 31, 2024 are measured at fair value on a recurring basis. The subsequent measurement of the warrant liabilities  is classified as Level 3 due to the use of an observable market quote in a non-active market and the management’s assumption of the expected stock price volatility. During the year ended December 2025, the warrant liability was reclassified to equity due to an amendment of the warrant agreement.

The following table presents the fair value in the beginning of the period, the changes in the fair value, and the fair value at the end of the period of warrant liabilities:

Level 3:	December 31, 2025	December 31, 2024
Fair value at inceptions for December 31, 2024 or the beginning of the period for December 31, 2025	$(10,131)	$(19,703)
Warrants issued with Private Placement	(5,178)	-
Change in fair value of warrant liabilities	3,158	9,572
Reclassification of warrant liabilities to equity	12,151	-
Fair value as of period end	$-	$(10,131)

MONTE CARLO SIMULATION MODEL - SERIES A WARRANTS

As of
June 30, 2025
Reclassification Date
Expected stock price volatility	86%
Risk-free interest rate	3.73%
Dividends yield	0%
Terms (years)	4.5
Strike Price	$1.45
Stock Price	$1.56
Fair Value Per Warrant Share	$1.235

MONTE CARLO SIMULATION MODEL - FEBRUARY 2025 WARRANTS

As of
June 30, 2025
Reclassification Date
Expected stock price volatility	89%
Risk-free interest rate	3.77%
Dividends yield	0%
Terms (years)	5.15
Strike Price	$1.80
Stock Price	$1.56
Fair Value Per Warrant Share	$1.132

The following table summarizes the assumptions used under the Black-Scholes model to compute the fair value of the Company's warrants:

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

5. INVENTORIES

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the weighted average cost method. Inventories consisted of the following:

	December 31,
	2025	2024
Finished goods	$3,509	$4,387
Raw materials	1,978	2,263
Reserve for Obsolescence	(516)	(480)
Inventories - net	$4,971	$6,170

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2025	2024
Production and lab equipment	$391	$432
Tooling	570	570
Computer equipment	183	229
Furniture, fixtures and improvements	81	120
	1,225	1,351
Accumulated depreciation	(1,102)	(1,205)
Property and equipment, net	$123	$146

Depreciation expense was $113 and $377 for the years ended December 31, 2025 and 2024, respectively.

7. INTANGIBLE ASSETS

Intangible Assets

Intangible assets consisted of the following:

	December 31, 2025	December 31, 2024
Amortizable intangible assets:
Patents	$1,142	$1,013
Trademarks	367	264
Purchased software and technology	512	1,752
Customer relationships	-	160
	$2,021	3,189
Accumulated amortization	(870)	(1,256)
Total amortizable	$1,151	1,933
Indefinite life assets (non-amortizable)	421	421
Total intangible assets, net	$1,572	$2,354

Amortization expenses were $481 and $450 for the years ended December 31, 2025 and 2024, respectively. The Company recognized impairment charges for Purchases software and technology and Customer relationships of $588 for the year ended December 31, 2025. No impairment charges were recognized for the year ended December 31, 2024.

At December 31, 2025, annual amortization of intangible assets, based upon the Company’s existing intangible assets and current useful lives, is estimated to be the following:

2026	118
2027	116
2028	116
2029	116
2030	116
Thereafter	569
Total	$1,151

Goodwill

As of December 31, 2025, the Company had no Goodwill.

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

The table below summarizes the changes in the carrying amount of goodwill:

Balance at December 31, 2023	1,610
Additional liabilities recorded post acquisition	21
Impairment charge	(1,631)
Balance at December 31, 2024	$-

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

Accrued liabilities include $99 and $81 due to Syzygy pursuant to the License Agreement as of December 31, 2025 and 2024, respectively.

Accrued liabilities consist of the following:

	December 31,
	2025	2024
Patent and legal costs	$111	$60
Accrued compensation	2	121
Warranty costs	30	83
Royalty	99	81
Contract settlement	-	300
Accrued purchases	6	584
Taxes and other	159	174
Total	$407	$1,403

Changes in our estimated product warranty costs were as follows:

	Year Ended December 31,
	2025	2024
Balance, beginning of period	$83	$72
Warranty settlements	(13)	(79)
Warranty provision	(40)	90
Balance, end of period	$30	$83

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

In March 2026, the Company entered into a month-to-month service agreement for a business address located in Miami, Florida.

Amortization of ROU operating lease assets was $286 and $292 for the years ended December 31, 2025 and 2024, respectively.

Operating lease expense for capitalized operating leases included in operating activities was $610 and $644 for the years ended December 31, 2025 and 2024, respectively. Operating lease obligations recorded on the balance sheet at December 31, 2025 are:

Operating lease liability - short term	$320
Operating lease liability - long term	2,097
Total Operating Lease Liability	$2,417

Future lease payments included in the measurement of lease liabilities on the balance sheet at December 31, 2025 for future periods are as follows:

2026	$627
2027	642
2028	658
2029	674
2030	661
Thereafter	147
Total future minimum lease payments	3,409
Less imputed interest	(992)
Total	$2,417

The weighted average remaining lease term is 5.15 years, and the weighted average discount rate is 13.5%.

Certain leases contain provisions for payment of real estate taxes, insurance and maintenance costs by the Company. These expenses are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. The Company had $38 and $109 variable lease expenses during the year December 31, 2025 and 2024, respectively.

The Company had $0 and $16 short-term lease expense during the year December 31, 2025, and 2024 respectively. The Company does not have any finance leases.

10.WARRANTS

On June 29, 2023, the Company entered into a Securities Purchase Agreement (the “Series A Purchase Agreement”) with certain directors of the Company and certain accredited and institutional investors (collectively, the “Series A Investors”), pursuant to which it agreed to sell to the Series A Investors in a registered direct offering (the “Series A Offering”) (i) an aggregate of 10,000 shares of the Company’s newly-designated Series A Convertible Preferred Stock, with par value $0.0001 per share and a stated value of $1,000 per share (the “Series A Preferred Stock”), initially convertible into up to 6,896,553 shares of the Company’s common stock, at an initial conversion price of $1.45 per share, and (ii) warrants to acquire up to an aggregate of 6,896,553 shares of Common Stock (the “Series A Warrants”).

Each Series A Warrant has an exercise price of $1.45, became exercisable after the date that was six months from the date of issuance and will expire 5 years following the date of issuance. The exercise price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for Common Stock, at a price below the then-applicable exercise price (subject to certain exceptions). The closing of the Offering occurred on July 3, 2023. The aggregate gross proceeds from the Offering were $10,000, of which $7,717 was allocated to the Series A Warrants. The Company expects to use the net proceeds from the Offering for general corporate purposes (see Note 4).

On February 24, 2025, the Company entered into a securities purchase agreement (the “PIPE Purchase Agreement”) with certain accredited investors (collectively, the “PIPE Purchasers”) for the issuance and sale in a private placement of an aggregate of 3,216,666 shares (the “Common Shares”) of Common Stock and accompanying warrants (“PIPE Warrants”) to purchase up to 3,216,666 shares of Common Stock, with an exercise price of $1.80 per share. The purchase price for one Common Share and accompanying PIPE Warrant was $1.80. The gross proceeds to the Company were $5,790 before estimated offering expenses payable by the Company, of which $5,178 was allocated to the PIPE Warrants.

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

On August 18, 2025, the Company entered into a securities purchase agreement with certain accredited investors, including V4 Global, LLC (an entity controlled by the Company's Chief Executive Officer), for the issuance and sale of 4,500 shares of Series B Convertible Preferred Stock (par value $0.0001, stated value $1,000 per share) and accompanying warrants to purchase 3,000,000 shares of Common Stock (the "Series B Warrants") for aggregate gross proceeds of $4,500 before offering expenses. V4 Global, LLC purchased 1,000 shares (22% of the offering) on the same terms as non-affiliated investors. The Series B Preferred Stock and Series B Warrants were not exercisable or convertible until stockholder approval was obtained on December 12, 2025, pursuant to Nasdaq Stock Market Rule 5635(d) for issuances exceeding 19.99% of outstanding Common Stock at prices below the Minimum Price.

Series B Warrants
The Series B Warrants are exercisable for 3,000,000 shares of Common Stock at an exercise price of $1.50 per share and expire on December 12, 2030 (five years from the date stockholder approval was obtained). Warrant holders may not exercise if such exercise would result in the holder owning more than 4.99% (or at holder election, 9.99%) of the Company's outstanding Common Stock immediately after exercise.
The Series B Warrants are classified within permanent equity (additional paid-in capital) and are not subject to subsequent fair value remeasurement.
Allocation of Proceeds
The Company allocated the $4,500 gross proceeds between the Series B Preferred Stock and Series B Warrants using the with-and-without method. Under this method, the warrants were valued at their fair value as of the issuance date (August 18, 2025), with the residual proceeds allocated to the preferred stock.
The fair value of the warrants was determined using the Black-Scholes option pricing model with the following key assumptions as of August 18, 2025:
  Stock price: $1.40
  Exercise price: $1.50
  Expected term: 5.0 years
  Expected volatility: 72.4% (based on 1-year historical analysis)
  Risk-free interest rate: 3.90%
  Expected dividend yield: 0%
Based on this valuation, the Company allocated $2,553 to the Series B Warrants and $1,947 to the Series B Preferred Stock within additional paid-in capital.
The Company performed sensitivity analysis on the key valuation assumptions. A 10% change in stock price results in approximately 13% change in warrant value, while a 10% change in volatility results in approximately 7% change in warrant value. Across reasonable scenarios, the warrant valuation ranges from $2,000 to $3,100, confirming the materiality of the warrant component and the appropriateness of the allocation methodology.
Interim Recording and Year-End Adjustment
At September 30, 2025, the Company initially recorded the full proceeds as preferred stock equity pending completion of a formal valuation. In the fourth quarter of 2025, upon obtaining a formal Black-Scholes valuation as of the August 18, 2025 issuance date, the Company reallocated $2,553 from additional paid-in capital attributable to preferred stock to additional paid-in capital attributable to warrants to reflect the proper allocation based on relative fair values.

11. DEBT

The Company’s debt at December 31, 2025 and 2024 included operating lease liabilities (see Note 9).

12. STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 200,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”), of which 10,000 and 4,500 are designated as Series A and Series B Preferred Stock, respectively.

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

Pursuant to the August 2024 Certificate of Amendment, the Company may require holders to convert their shares of Series A Preferred Stock into shares of Common Stock if the closing price of the Company’s Common Stock exceeds $8.00 per share (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) for 20 consecutive trading days and the daily dollar trading volume of the Common Stock exceeds $2,000 per day during the same period, provided that certain equity conditions described in the Certificate of Designations are satisfied. Pursuant to the August 2024 Certificate of Amendment, at any time beginning 18 months from the date of the issuance, provided that the Company has filed all reports required to be filed by it pursuant to the Exchange Act on a timely basis for a continuous period of one year and provided further that certain equity conditions described in the Certificate of Designations are satisfied, the Company has the right to redeem in cash all or some of the shares of the Series A Preferred Stock outstanding at such time at a redemption price equal to the product of (x) 125% multiplied by (y) the sum of (A) the stated value of the Series A Preferred Stock plus (B) all declared and unpaid Dividends on such Preferred Stock and any other unpaid amounts then due and payable hereunder with respect to such Series A Preferred Stock, plus (C) the make-whole amount, plus (D) any accrued and unpaid late charges with respect to such stated value and amounts payable pursuant to clause (B) as of such date of determination.

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

At the time of issuance, $2,036 of the net proceeds less transaction cost of the Series A Purchase Agreement was allocated to the 10,000 shares of Series A Preferred Stock initially issued. As of December 31, 2024, a total of 1,793 shares of Series A Preferred Stock were converted into approximately 1,468,000 shares of Common Stock. There were no additional conversions for the year ended December 31, 2025. For the year  ended December 31, 2025, the Company authorized and declared dividends totaling $903, of which $492 was paid in shares of the Company’s Common Stock. For the year ended December 31, 2024, authorized and declared dividends totaling $1,218, of which $60 was paid in cash, $1,158 was paid in shares of the Company’s Common Stock.

Series B Preferred Stock

Series B Issuance

On August 18, 2025, the Company entered into the Series B Purchase Agreement with the Series B Purchasers, including V4 Global, LLC (an entity controlled by the Company's Chief Executive Officer), for the issuance and sale in a private placement of an aggregate of (i) 4,500 shares of the Company’s Series B Preferred Stock initially convertible into up to 3,000,000 shares of Common Stock, at an initial conversion price of $1.50 per share, and (ii) accompanying Series B Warrants to purchase up to 3,000,000 shares of Common Stock, with an initial exercise price of $1.50 per share, for aggregate gross proceeds of $4,500 before offering expenses. V4 Global, LLC purchased 1,000 shares (22% of the offering) on the same terms as unrelated investors. The Series B Preferred Stock and Series B Warrants were not exercisable or convertible until stockholder approval was obtained on December 12, 2025, pursuant to Nasdaq Stock Market Rule 5635(d) for issuances exceeding 19.99% of outstanding common stock at prices below the Minimum Price.

On August 20, 2025, the Company filed the Series B Certificate of Designations, thereby creating the Series B Preferred Stock. The Series B Certificate of Designations became effective with the Secretary of State of the State of Delaware upon filing. The terms of the Series B Convertible Preferred Stock are as set forth in the Series B Certificate of Designations. The Series B Preferred Stock are convertible into the Series B Conversion Shares at the election of the holders of the Series B Preferred Stock at any time at an initial conversion price of $1.50 per share (3,000,000 shares in aggregate), the conversion price is subject to customary anti-dilution adjustments for stock dividends, stock splits, reclassifications, stock combinations and similar corporate events.

Classification Analysis
The Company evaluated the Series B Preferred Stock and Series B Warrants under ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Contracts in Entity's Own Equity. Management concluded that both instruments qualify for permanent equity classification from inception because:
  Neither instrument contains mandatory redemption provisions requiring liability classification under ASC 480
  Both instruments are indexed to the Company's own stock under ASC 815-40-15 (fixed conversion/exercise price with only standard anti-dilution provisions)
  The Company has sufficient authorized and unissued shares available to settle both instruments
  Physical settlement in registered shares only; no net-cash settlement provisions
  The stockholder approval contingency represents an internal regulatory requirement within the Company's control, not an event outside the issuer's control that would preclude equity classification
The Series B Preferred Stock has no voting rights except for protective provisions requiring majority holder approval for certain actions that would adversely affect the rights of Series B holders.

Holders are entitled to receive dividends if and when declared by the Board of Directors, payable in cash, securities, or assets at the Board's determination. The Series B Preferred Stock has no mandatory redemption provisions and is classified within permanent stockholders' equity.

13. SHARE-BASED COMPENSATION

On March 28, 2017, the Company adopted, and the Company’s stockholders approved, the Wrap Technologies, Inc. 2017 Equity Incentive Plan (the “2017 Plan”) subject to stockholder approval. Under the 2017 Plan as originally adopted, the Company initially reserved 2,000,000 shares of Common Stock for issuance as awards under the 2017 Plan. The 2017 Plan was amended by the First Amendment to the 2017 Plan to increase the total number of shares of Common Stock for issuance under the 2017 Plan to 4,100,000 shares, which was adopted by the Board on March 16, 2019, and by stockholders on May 23, 2019. The 2017 Plan was also amended by the Second Amendment to the 2017 Plan to increase the total number of shares of Common Stock for issuance under the 2017 Plan to 6,000,000 shares which was adopted by the Board on April 8, 2020, and by stockholders on June 5, 2020. The 2017 Plan was also amended by the Third Amendment to the 2017 Plan to increase the total number of shares of Common Stock for issuance under the 2017 Plan to 7,500,000 shares which was adopted by the Board on April 23, 2021, and by stockholders on June 22, 2021. The 2017 Plan was also amended by the Fourth Amendment to the 2017 Plan to increase the total number of shares of Common Stock for issuance under the 2017 Plan to 9,000,000 shares which was adopted by the Board on April 22, 2022, and by our stockholders on June 23, 2022.The 2017 Plan was amended by the Fifth Amendment to the 2017 Plan to increase the total number of shares of Common Stock for issuance under the 2017 Plan to 16,500,000 shares which was adopted by the Board on November 12, 2024, and by our stockholders on December 23, 2024. The 2017 Plan was amended by the Sixth Amendment to the 2017 Plan to increase the total number of shares of Common Stock for issuance under the 2017 Plan to 20,500,000 shares which was adopted by the Board of Directors on October 20, 2025, and by the Company stockholders on December 12, 2025.

As of December 31, 2025, there were 8,011,625 shares of Common Stock remaining available for grant under the 2017 Plan.

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2025:

		Weighted Average
	Options on Common Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding January 1, 2025	3,944,284	$2.12	8.30	$1,486
Granted	5,273,927	1.98	-	-
Exercised	(171,415)	1.43	-	-
Forfeited, cancelled, expired	(2,597,262)	2.05	-	-
Outstanding December 31, 2025	6,449,534	$2.05	8.56	$3,469
Exercisable December 31, 2025	1,713,774	$2.41	7.37	$936

At December 31, 2025, there were 5,159,368 service-based stock options outstanding, and 1,290,166 performance-based stock options outstanding which were granted in October 2023 to the Company’s current Chief Executive Officer, subject to vesting based on future market capitalization targets.

The Company uses the Black-Scholes option pricing model to determine the fair value of service-based options granted. The following table summarizes the assumptions used to compute the fair value of options granted to employees and non-employees:

	For the Year Ended December 31,
	2025	2024
Expected stock price volatility	76%	76%
Risk-free interest rate	4.06%	3.82%
Expected dividend yield	0%	0%
Expected life of options	6	6
Weighted-average fair value of options granted	$1.38	$1.44

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

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The Company calculates the expected life of the options using the "simplified method," whereby the expected term is calculated as the average of the vesting term and the contractual term of the option, as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

Stock option expense was $1,759 and $1,132 for the years ended December 31, 2025 and 2024, respectively.

The following table summarizes information about stock options outstanding at December 31, 2025:

				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Prices			Outstanding	Life (Years)	Price	Exercisable	Price
$1.00	–	$2.00	4,282,059	8.60	$1.58	982,542	$1.43
$2.01	–	$3.00	1,735,000	9.26	$2.48	398,758	$2.45
$3.01	–	$4.00	150,000	8.09	$3.88	49,999	$3.88
$4.01	–	$5.00	83,975	5.02	$4.37	83,975	$4.37
$5.01	–	$6.58	198,500	3.54	$5.96	198,500	$5.96

Restricted Stock Units

The 2017 Plan provides for the grant of restricted stock units (“RSUs”). RSUs are settled in shares of the Company’s Common Stock as the RSUs become vested. The following table summarizes RSU activity for the years ended December 31, 2025 and 2024:

		Weighted	Weighted
	Service-Based	Average Grant	Average Vesting
	RSU's	Date Fair Value	Period (Years)
Unvested at December 31, 2023	810,588	1.73	2.52
Granted-service based	881,004	2.60
Vested	(465,763)	2.03
Forfeited and cancelled	(237,727)	2.26
Unvested at December 31, 2024	988,102	$2.25	3.67
Granted-service based	897,225	1.88	-
Vested	(870,794)	1.89	-
Forfeited and cancelled	-	-	-
Unvested at December 31, 2025	1,014,563	$2.23	3.62

The Company used the Monte Carlo Simulation Model to value at the grant date the aggregate of 632,911 market condition performance RSUs granted in January 2024 to the Company’s Chief Executive Officer. The assumptions used in the Monte Carlo Simulation were stock price on the date of grant equal to $3.40, a contract term of 10 years, expected volatility of 78% and risk-free interest rate of 4.10%. Vesting is based on sustained market capitalization of $1,000,000 in consecutive two months, and the derived service period is 4.3 years.

RSU expense was $2,317 and $1,301 for the years ended December 31, 2025 and 2024, respectively.

Share-Based Compensation Expense

The Company recorded share-based compensation in its statements of operations for the relevant periods for options and RSUs as follows:

	For the Year ended December 31,
	2025	2024
Selling, general, and administrative	$4,076	$2,296
Research and development	-	137
Total share-based expense	$4,076	$2,433

As of December 31, 2025, total estimated compensation cost of stock options granted and outstanding but not yet vested was $4,847 which is expected to be recognized over the weighted average period of 3.08 years.

As of December 31, 2025, total estimated compensation cost of RSUs granted and outstanding but not yet vested was $1,112 which is expected to be recognized over the weighted average period of 2.12 years.

14. DEFINED CONTRIBUTION PLAN

The Company has a defined contribution savings plan for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. This plan was formed on January 1, 2022. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company’s contributions for the years ended December 31, 2025 and 2024, was $23 and $0, respectively.

15. COMMITMENTS AND CONTINGENCIES

Facility lease

The Company entered into a facility lease agreement for its new production facility based in Norton, Virginia. The initial term of the agreement is for five years and commenced on October 1, 2025 (the "Term"). The Company was granted early occupancy of the facility for use beginning on August 18, 2025. The total cash payments to the lessor during the Term are $600. In March 2026, the Company entered into a month-to-month service agreement for a business address located in Miami, Florida, at an approximate monthly cost of less than $1.

Purchase Commitments

As of December 31, 2025, the Company was committed for approximately $338 for future component deliveries that are generally subject to modification or rescheduling in the normal course of business.

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

16. RELATED PARTY TRANSACTIONS

Consulting Services

Commencing in October 2017, the Company began reimbursing Mr. Elwood Norris, a former officer, current 5% stockholder and consultant of the Company, $1.5 per month on a month-to-month basis for laboratory facility costs and $7.5 per month on a month-to month basis for invention consulting services, for an aggregate of $17 for the years ended December 31, 2024. The Company terminated the contract in February 2024.

The Company is obligated to pay royalties and development and patent costs pursuant to an exclusive Amended and Restated Intellectual Property License Agreement dated September 30, 2016, with Syzygy Licensing, LLC (“Syzygy”), a company owned and controlled by a 5% stockholder of the Company, Mr. Elwood Norris, and a former officer of the Company, Mr. James Barnes. The agreement provides for royalty payments of 4% of revenue from products employing the licensed ensnarement device technology up to an aggregate of $1,000 in royalties or until September 30, 2026, whichever occurs earlier. During the years ended December 31, 2025 and 2024, the Company incurred royalties to Syzygy of $18 and $66, respectively.

Series A Preferred Stock

On June 29, 2023, the Company entered into the Series A Purchase Agreement with certain investors, including Scot Cohen, the Company’s Chief Executive Officer, and V4 Global LLC (“V4”). Mr. Cohen has voting and dispositive control with respect to the securities as is deemed to be the beneficial owner of the securities held by V4. Pursuant to the Series A Purchase Agreement, the Company issued Mr. Cohen and V4 an aggregate of 3,000 shares of Series A Preferred Stock and Series A Warrants to purchase up to an aggregate of 2,068,966 shares of Common Stock for aggregate gross proceeds of $3,000. For the year ended December 31, 2025, Mr. Cohen and  V4 earned dividends totaling $330 on the Series A Preferred Stock.

PIPE Financing

On February 24, 2025, the Company entered into the PIPE Purchase Agreement with certain accredited including: V4, an entity controlled by Mr. Cohen, the Company’s Chief Executive Officer; Continuum Ventures, LLC (“Continuum”), an entity controlled by Jared Novick, the Company’s President and Chief Operating Officer; and Savbo Investments LLC (“Savbo”), an entity controlled by Marc Savas, a member of the Company’s Board, pursuant to which, the Company issued and sold in a private placement an aggregate of 3,216,666 shares of Common Stock and PIPE Warrants with an exercise price of $1.80 per share, to purchase up to 3,216,666 shares of Common Stock (the “Private Placement”). Pursuant to the PIPE Private Placement, the Company sold to (i) V4 1,100,000 shares of Common Stock and PIPE Warrants to purchase up to an aggregate of 1,100,000 shares of Common Stock, for aggregate gross proceeds of $1,980, (ii) Continuum an aggregate of 275,000 shares of Common stock and PIPE Warrants to purchase up to an aggregate of 275,000 shares of Common Stock for aggregate gross proceeds of $495 and (iii) Savbo an aggregate of 50,000 shares of Common stock and PIPE Warrants to purchase up to an aggregate of 50,000 shares of Common Stock for aggregate gross proceeds of $90.

On August 18, 2025, the Company entered into the Series B Purchase Agreement with the Series B Purchasers, including V4, pursuant to which, the Company issued and sold in a private placement an aggregate of (i) 4,500 shares of the Company’s Series B Preferred Stock initially convertible into up to 3,000,000 shares of Common Stock, at an initial conversion price of $1.50 per share, and (ii) accompanying Series B Warrants to purchase up to 3,000,000 shares of Common Stock, with an initial exercise price of $1.50 per share. Pursuant to the Series B Private Placement, the Company sold to V4 1,000 shares of Series B Preferred Stock and 666,667 Series B Warrants for aggregate gross proceeds of $1,000.

See Note 8 for additional information on related party transactions and obligations.

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

The following table summarizes income (loss) before income taxes:

Year Ended
December 31, 2025

Domestic	$(10,335)
Foreign	-
Total	$(10,335)

The Company's income tax expense (benefit) is as follows:

Year Ended
December 31, 2025

U.S. Federal	$-
State	-
Foreign	-
Current income tax expense (benefit)	-
U.S. Federal	-
State	-
Foreign	-
Deferred income tax expense (benefit)	-
Total income tax expense (benefit)	$-

The Company's effective tax rate for the years ended December 31, 2025 was 0%. For the year ended December 31, 2025, the primary drivers of the variance from the statutory rate were fair value adjustments, state taxes, and valuation allowance.

The following is a reconciliation from the Company's statutory rate to the effective tax rate reported in the financial statements:

	Year Ended
	December 31, 2025

Statutory Federal Income Tax Rate	$(2,170)	21.0%
State and local income taxes, net of federal benefit of state	(978)	9.5%
Foreign Tax Effects	-	0.0%
Federal Law Changes	-	0.0%
Total Effect of Cross-Border Tax Laws	-	0.0%
Tax Credits (Federal)	-	0.0%
Valuation Allowance	3,440	(33.3)%
Non-Deductible or Non-Taxable Items	(584)	5.7%
Unrecognized Tax Benefits	-	0.0%
Other Adjustments	292	(2.9)%
Effective Income Tax Rate	$-	0.0%

The tax effect of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that give rise to deferred tax assets and liabilities is as follows:

Year Ended
December 31, 2025

Capitalized Sec. 174 expenses	$1,137
Stock-based compensation	2,631
Tax credits	81
Net operating losses - U.S.	22,195
Accruals and other	967
Gross deferred tax assets	27,011
Valuation allowance	(26,455)
Net deferred tax assets	556
Deferred tax liabilities
Capital Lease - ROU Asset	(516)
Prepaid Expense	(40)
Total deferred tax liabilities	(556)
Total deferred tax assets (liabilities)	$-

For the year ended December 31, 2025, the Company federal and state post-apportioned net operating loss carryforwards are approximately $95,684 and $51,267, respectively. There are no foreign operating loss carryforwards. The federal operating loss carryforwards have $94,981 with an indefinite carryforward period and $703 that begin to expire in 2037. The state post-apportioned operating loss carryforwards of $50,555 have a limited carryforward period and will begin to expire in 2037.

For the year ended December 31, 2025, the Company federal tax carryforward is $81. There are no state and foreign tax credit carryforwards. All tax credits have a limited carryforward period and will begin to expire in 2037.

In accordance with Section 382 and Section 383, utilization of the net operating losses ("NOL") and tax credit carryforwards may subject to limitations based on prior or future ownership changes. At this time, no Section 382 study has been completed.

Additionally, after weighing up all available and positive and negative evidence for the year ended December 31, 2025, the Company has recorded a valuation allowance of approximately $26,455.

The Company is subject to income tax in multiple jurisdictions, including federal, states, and city jurisdictions. The Company has federal, state, and city income tax returns that are open to examination from 2022, 2023, and 2024. In addition, the utilization of tax carryforwards from periods prior to those previously mentioned may also be audited by the taxing authorities once utilized.

Year Ended
December 31, 2025

Balance as of December 31, 2024	$-
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Reductions related to settlements	-
Reductions from lapse of statute of limitations	-
Balance as of December 31, 2025	$-

The Company has not accrued any interest expense or penalties related to the unrecognized tax benefits for the year ended December 31, 2025.

The Company has made no income tax payments and received no income tax refunds during the year. All payments made to taxing authorities were for non-income based tax liabilities and are outside the scope of ASC 740.

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

The One Big Beautiful Bill Act (OBBBA) was enacted on July 4, 2025. The Company has evaluated whether OBBBA has a material impact on its 2025 financial statements. The only provision of OBBBA that impacts the Company’s income tax accounting under ASC 740 is the new IRC. Sec. 174A, which permanently allows taxpayers to fully expense domestic research or experimental (R&E) expenditures paid or incurred in taxable years beginning after December 31, 2024. The requirement to capitalize foreign Sec. 174 expenses over 15 years has not changed. On August 28, 2025, the IRS released procedural guidance (Rev. Proc. 2025-28) for implementing Section 174A and related elections for domestic research or experimental. Transition rules provide taxpayers with options to account for any remaining unamortized domestic R&E expenditures paid or incurred in taxable years beginning after December 31, 2021, and before January 1, 2025. Taxpayers may continue to amortize such unamortized amounts over the remaining five-year period; alternatively, they may elect to deduct any remaining unamortized domestic R&E expenditures either entirely in the first tax year beginning after December 31, 2024, or ratably over two taxable years (e.g., 2025 or ratably in 2025 and 2026). The Company has decided it will elect to continue to amortize previously capitalized and unamortized domestic R&E expenditures over the remaining five-year period. As of December 31, 2024, the Company has approximately $8,600 of remaining unamortized domestic R&D expenditures, representing approximately $1,900 of its gross deferred tax assets. As of December 31, 2025, the Company has approximately $4,800 of remaining unamortized domestic R&D expenditures, representing approximately $1,100 of its gross deferred tax assets.

The provision/(benefit) for Income Taxes for the year ended December 31, 2024, consists of the following:

Year Ended
December 31, 2024

Current Tax Expense/(Benefit)
Deferred Tax Expense/(Benefit)	$(2,712)
Change in Valuation Allowance	2,712
Income Tax Provision/(Benefit)	$-

The Company’s effective income tax rate is different from the federal statutory tax rate in 2024 predominantly due to the valuation allowance, permanent differences, and state taxes. A reconciliation of the statutory U.S. Federal Tax Rate to the Company's Effective Tax Rate is as follows:

Year Ended
December 31, 2024

U.S. Statutory Federal Income Tax Rate	$(1,234)
State Income Taxes, net of Federal Income tax Benefit	(67)
Permanent differences and other	(1,411)
Valuation Allowance	2,712
Income Tax Provision/(Benefit)	$-

Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. The combined temporary differences and carryforwards of each tax paying component of the Company that give rise to a significant portion of the deferred income tax benefits and liabilities are as follows as of December 31, 2024:
Year Ended
December 31, 2024

Deferred income tax assets:
Net operating loss carryforwards	$18,832
Sec. 174 capitalization	1,931
Research and development credits	81
Stock Based Compensation	1,708
Accruals and Other	925
Total deferred tax assets (gross)	23,477
Less valuation allowance	(23,015)
Net deferred tax assets	462

Deferred income tax liabilities:	-
Depreciation and other	(462)
Net deferred tax liabilities	$(462)
Net deferred income taxes	$-

18. MAJOR CUSTOMERS AND RELATED INFORMATION

Major Customers

For the year ended December 31, 2025, revenue from one distributor accounted for approximately 38% of revenue with no other single customer accounting for more than 10% of total revenue. Accounts receivable from two distributors accounted for approximately 71% and 10%, respectively, of net accounts receivable and contract assets at December 31, 2025.

For the year ended December 31, 2024, revenues from two distributors accounted for approximately 23% and 14%, respectively, of revenues with no other single customer accounting for more than 10% of total revenues. Accounts receivable from two distributors accounted for approximately 11% and 10%, respectively, of net accounts receivable and contract assets at December 31, 2024.

The following table summarizes revenue by geographic region. Revenue is attributed to countries based on customer’s delivery location.

	For the Year
	Ended December 31,
	2025	2024
Americas	$2,861	$4,423
Europe, Middle East and Africa	2,320	76
Asia Pacific	22	8
Total revenues, gross	$5,203	$4,507

See Note 1 – Concentrations of Risks for information on reliance on suppliers.

19. SUBSEQUENT EVENTS

On February 2, 2026, the Company entered into a securities purchase agreement with certain accredited investors for a private placement offering. On February 3, 2026, the Company closed the private placement and issued (i) 1,700,000 shares of Common Stock, (ii) pre-funded warrants to purchase up to 800,000 shares of Common Stock, and (iii) common warrants to purchase up to 2,500,000 shares of Common Stock. The purchase price was $2.00 per share (or $1.9999 per pre-funded warrant), with the common warrants having an exercise price of $2.30 per share and a five-year term.

The gross proceeds from the private placement were approximately $5,000, before deducting offering expenses. The securities were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and Regulation D thereunder.

On February 13, 2026, the Company entered into a Termination and Mutual Release Agreement with Atlantic Gateway, LLC, the landlord of the Company's office space located at 3480 Main Highway, Suite 202, Miami, Florida 33133. Pursuant to the agreement, the Office Lease dated September 20, 2023 was terminated effective as of February 13, 2026, and the Company surrendered possession of the premises. The landlord agreed to refund the prorated portion of February 2026 rent attributable to the period following the termination date and to return the security deposit in accordance with the terms of the original lease. The parties exchanged mutual releases of all claims arising out of or relating to the lease, except for obligations expressly set forth in the termination agreement and any obligations that by their terms survive termination. In March 2026, the Company entered into a month-to-month service agreement for a business address located at 3350 Virginia Street, Miami, Florida 33133.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on the 26th day of March, 2026.

WRAP TECHNOLOGIES, INC

Date: March 26, 2026	By:	/s/ Scot Cohen
Scot Cohen
(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Scot Cohen	Chief Executive Officer and Director	March 26, 2026
Scot Cohen	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Bruce Bernstein	Director	March 26, 2026
Bruce Bernstein

/s/ Marc Savas	Director	March 26, 2026
Marc Savas

/s/ Rajiv Srinivasan	Director	March 26, 2026
Rajiv Srinivasan

/s/ Timothy Szymanski	Director	March 26, 2026
Timothy Szymanski

/s/ John Shulman	Director	March 26, 2026
John Shulman