Form 10-Q
period 2026-03-31
WRAP TECHNOLOGIES, INC.
filed 2026-05-13
CIK 1702924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-38750

Wrap Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0551945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3350 Virginia Street, Suite 200

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

As of May 11, 2026 a total of 55,738,250 shares of the Registrant’s common stock, par value $0.0001 per share (“Common Stock”), were issued and outstanding.

WRAP TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wrap Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$7,264	$3,468
Accounts receivable and contract assets, net	1,991	2,787
Inventories, net	4,645	4,971
Prepaid expenses and other current assets	574	194
Total current assets	14,474	11,420
Property and equipment, net	105	123
Operating lease right-of-use asset, net	447	2,175
Intangible assets, net	1,592	1,572
Other assets	104	128
Total assets	16,722	15,418

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	787	620
Accrued liabilities	531	407
Customer deposits	51	62
Deferred revenue — short term	449	408
Operating lease liability — short term	90	320
Total current liabilities	1,908	1,817
Deferred revenue — long term	11	14
Operating lease liability — long term	369	2,097
Total long-term liabilities	380	2,111
Total liabilities	2,288	3,928

Commitments and Contingencies (Note 13)

Stockholders' Equity
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; 11,707 and 12,707 shares issued and outstanding at March 31, 2026, and December 31, 2025, respectively.	-	-
Common stock - 200,000,000 authorized; par value $0.0001 per share; 55,506,692 and 51,733,217 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	5	5
Series A convertible preferred stock - 10,000 authorized, par value $0.0001 per share; 8,107 and 8,207 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	-	-
Series B convertible preferred stock - 4,500 authorized, par value $0.0001 per share, 3,600 and 4,500 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	-	-
Additional paid-in capital	135,537	127,804
Accumulated deficit	(121,108)	(116,319)
Total Stockholders' Equity	14,434	11,490
Total Liabilities and Stockholders' Equity	$16,722	$15,418

The accompanying notes are an integral part of these financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Product sales	$883	$309
Technology enabled services	228	456
Total revenues	1,111	765
Cost of revenues	420	170
Gross profit	691	595

Operating expenses:
Selling, general and administrative	5,355	4,139
Research and development	105	378
Total operating expenses	5,460	4,517
Loss from operations	(4,769)	(3,922)

Other income (expense):
Interest income	1	2
Change in fair value of warrant liabilities	-	4,029
Gain on lease termination	227	-
Other	1	-
Total other income (expense), net	229	4,031
Net (loss) income	$(4,540)	$109

Less: Convertible preferred stock dividends	(249)	(164)
Net loss attributable to common stockholders	$(4,789)	$(55)

Net loss per basic and diluted share	$(0.09)	$-
Weighted average common shares — basic and diluted	54,001,602	48,396,271

Comprehensive (loss) income:
Net (loss) income	(4,540)	109
Comprehensive (loss) income:	(4,540)	109

The accompanying notes are an integral part of these financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Preferred Stock				Additional		Total
			Series A Convertible		Series B Convertible		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	51,733,217	$5	8,207	$-	4,500	$-	$127,804	$(116,319)	$11,490
Share-based compensation expense	-	-	-	-	-	-	2,384	-	2,384
Dividends on convertible preferred stock	462,656	-	-	-	-	-	249	(249)	-
Common Stock issued upon vesting of restricted stock units	72,888	-	-	-	-	-	-	-	-
Common Stock issued upon conversion of preferred stock	668,965	-	(100)	-	(900)	-	-	-	-
Common Stock and pre-funded warrants issued with Private Placement	2,500,000	-	-	-	-	-	5,000	-	5,000
Common Stock issued upon warrant exercise	68,966	-	-	-	-	-	100	-	100
Net loss	-	-	-	-	-	-	-	(4,540)	(4,540)
Balance at March 31, 2026	55,506,692	$5	8,107	$-	3,600	$-	$135,537	$(121,108)	$14,434

The accompanying notes are an integral part of these financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Preferred Stock				Additional		Total
			Series A Convertible		Series B Convertible		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	47,101,631	$5	8,207	$-	-	$-	$105,326	$(105,081)	$250
Share-based compensation expense	-	-	-	-	-	-	1,665	-	1,665
Dividends on convertible preferred stock	113,205	-	-	-	-	-	164	(164)	-
Common Stock issued upon vesting of restricted stock units	63,199	-	-	-	-	-	-	-	-
Common Stock issued — Private Placement	3,216,666	-	-	-	-	-	543	-	543
Net income for the period	-	-	-	-	-	-	-	109	109
Balance at March 31, 2025	50,494,701	$5	8,207	$-	-	$-	$107,698	$(105,136)	$2,567

The accompanying notes are an integral part of these financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net (loss) income	$(4,540)	$109
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	56	155
Share-based compensation	2,384	1,665
Warranty provision	4	2
Gain on lease termination	(227)	-
Change in fair value of warrant liabilities	-	(4,029)
Non-cash lease expense	54	74
(Reversal) / Provision for credit losses	(1)	37
Inventory obsolescence reserve	-	18

Changes in assets and liabilities:
Accounts receivable and contract assets	797	(184)
Inventories	326	71
Prepaid expenses and other current assets	(380)	(404)
Accounts payable	167	(115)
Operating lease liabilities	(57)	(74)
Customer deposits	(11)	-
Accrued liabilities and other	122	(272)
Warranty settlements	(2)	(7)
Deferred revenue	38	(155)
Other non-current assets	24	40
Net cash used in operating activities	(1,246)	(3,069)

Cash Flows From Investing Activities:
Capital expenditures for property and equipment	(5)	(2)
Investment in patents, trademarks and other intangibles	(53)	(44)
Net cash paid for acquisition	-	(54)
Net cash used in investing activities	(58)	(100)

Cash Flows From Financing Activities:
Proceeds from private placement	5,000	-
Proceeds from warrant exercise	100	-
Proceeds from issuance of common stock and warrants, net	-	5,729
Net cash provided by financing activities	5,100	5,729

Net increase in cash and cash equivalents	$3,796	$2,560
Cash and cash equivalents, beginning of period	$3,468	$3,610
Cash and cash equivalents, end of period	$7,264	$6,170

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends declared on convertible preferred stock	$(249)	$(164)
Dividends settled with common stock	$249	$164

The accompanying notes are an integral part of these financial statements.

Wrap Technologies, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(in thousands, except per share and share amounts)

(unaudited)

1. ORGANIZATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS

Organization and Business Description

Wrap Technologies, Inc., a Delaware corporation (the “Company”, “we”, “us”, and “our”), is a publicly traded company with its common stock, par value $0.0001 per share (“Common Stock”), listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “WRAP.” The Company is a developer and supplier of public safety products and training services for law enforcement and security personnel. The Company's product and service portfolio also includes Wrap Reality, a virtual reality training simulator, WrapTactics™, a subscription-based digital training platform, WrapVision™, a body-worn camera and digital evidence management solution, and technology-enabled services including managed services and policy support. The principal markets for the Company's proprietary products and services are in North and South America, Europe, the Middle East, and Asia.

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), as filed with the SEC on March 26, 2026. The accompanying unaudited condensed consolidated balance sheet as of March 31, 2026 has been derived from the audited consolidated balance sheet as of December 31, 2025, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

Principles of Consolidation

The Company has three wholly owned subsidiaries, Wrap Reality, Inc., that sells a virtual reality (“VR”) training system primarily targeting law enforcement agencies, Intrensic, LLC (“Intrensic”), specializing in Body Worn Camera and Digital Evidence Management solutions and Wrap Federal, LLC, formed to support federal government clients in federal agencies. The condensed consolidated financial statements include the accounts of these subsidiaries after elimination of intercompany transactions and accounts.

Segment and Related Information

The Company operates as a single operating and reportable segment. The Company's Chief Operating Decision Maker is its Chief Executive Officer, who manages operations for purposes of allocating resources on a consolidated basis.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could materially differ from those estimates.

Revenue Recognition

The Company recognizes revenue under ASC Topic 606 - Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to receive. The Company's revenues consist of product sales (BolaWrap devices, cassettes, and accessories) and technology-enabled services (software subscriptions, body-worn cameras, managed services, policy support, training, and shipping).

Warrants

As of March 31, 2026, all outstanding warrants (Series A Warrants, PIPE Warrants, Series B Warrants, and February 2026 Warrants each defined herein) are classified within permanent equity (additional paid-in capital) following amendments executed on June 30, 2025 that enabled equity classification under ASC 815-40 as discussed further in Note 8. These warrants are not subject to subsequent fair value remeasurement and no warrant liability is recorded as of March 31, 2026 or December 31, 2025.

Loss per Share

Basic loss per share (EPS) is computed by dividing net loss, less any dividends, accretion or decretion, redemption or induced conversion, if any, on the Company’s Series A Convertible Preferred Stock ("Series A Preferred Stock"), by the weighted average number of shares outstanding during the reported period.

In computing diluted EPS, the Company adjusts the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the Series A and Series B Convertible Preferred Stock. Such add-back would also include any adjustments to equity in the period to accrete the Series A and Series B Convertible Preferred Stock to its redemption price, or recorded upon a redemption or induced conversion, if any. The Company adjusts the denominator used in the basic EPS computation, subject to anti-dilution requirements, to include the dilution from potential shares resulting from the issuance of the Series A and Series B Convertible Preferred Stock, restricted stock units, and stock options. Stock options and restricted stock units exercisable or issuable for a total of 11,369,761 shares and 7,595,515 shares of Common Stock were outstanding as of March 31, 2026 and 2025, respectively. These securities are not included in the computation of diluted net loss per share of Common Stock for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss, total assets, total liabilities, stockholders’ equity, or cash flows.

Recently Issued Accounting Guidance Not Yet Effective

In November 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements.

2. REVENUE AND PRODUCT COSTS

Revenues consist of product sales and technology-enabled services. Product sales include BolaWrap devices, cassettes, and accessories. Technology-enabled services include software subscriptions, body-worn cameras, managed services, policy and training support, and shipping revenue.

The table below details the activity in our contract liabilities during the three months ended March 31, 2026.

	Customer Deposits	Deferred Revenue
Balance at January 1, 2026	$62	$422
Additions, net	19	259
Transfer to revenue	(30)	(221)
Balance at March 31, 2026	$51	$460

Current portion	$51	$449
Long-term portion	$-	$11

As of March 31, 2026, the Company’s deferred revenue of $460 consisted of $9 related to BolaWrap extended warranties and services, $27 related to WRAP Ready, $379 related to Intrensic extended warranties and services, $21 related to VR, $14 related to training and $10 related to WrapTactics.

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

The following table shows the Company’s short-term investments by significant investment category as of March 31, 2026, and December 31, 2025.

	As of March 31, 2026
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Level 1:
Money Market Funds	$640	$-	$-	$640
Total financial assets	$640	$-	$-	$640

	As of December 31, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Level 1:
Money Market Funds	$639	$-	$-	$639
Total financial assets	$639	$-	$-	$639

As of March 31, 2026 and December 31, 2025, the Company has no warrant liabilities. All outstanding warrants are classified within permanent equity following amendments completed on June 30, 2025. Refer to Note 8 for further discussion. Other financial instruments, including accounts receivable, accounts payable, accrued liabilities and customer deposits, are carried at cost which approximates fair value due to their short-term nature.

4. INVENTORIES

Inventory is recorded at the lower of cost or net realizable value using the weighted average cost method. Inventories consisted of the following:

	March 31, 2026	December 31, 2025

Finished goods	$3,198	$3,509
Raw materials	1,963	1,978
Reserve for obsolescence	(516)	(516)
Inventories, net	$4,645	$4,971

Inventory reserve expense was $0 and $18 for the three months ended March 31, 2026 and 2025, respectively.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31, 2026	December 31, 2025

Production and lab equipment	$391	$391
Tooling	570	570
Computer equipment	188	183
Furniture, fixtures and improvements	81	81
Property and equipment, gross	$1,230	$1,225
Accumulated depreciation	(1,125)	(1,102)
Property and equipment, net	$105	$123

Depreciation expense was $23 and $40 for the three months ended March 31, 2026 and 2025, respectively.

6. INTANGIBLE ASSETS

Intangible Assets, net

Intangible assets, net consisted of the following:

	March 31, 2026	December 31, 2025
Amortizable intangible assets:
Patents	$1,182	$1,142
Trademarks	380	367
Purchased software and technology	512	512
Gross amortizable intangibles	$2,074	$2,021
Accumulated amortization	(903)	(870)
Total amortizable, net	$1,171	$1,151
Indefinite life assets (non-amortizable)	421	421
Total intangible assets, net	$1,592	$1,572

Amortization expense was $33 and $115 for the three months ended March 31, 2026 and 2025 respectively.

As of March 31, 2026, future amortization expense is as follows:

2026 (9 months)	$88
2027	116
2028	116
2029	116
2030	116
Thereafter	619
Total	$1,171

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31, 2026	December 31, 2025

Patent and legal costs	$134	$111
Accrued compensation	147	2
Warranty costs	32	30
Royalty	99	99
Accrued purchases	-	6
Taxes and other	119	159
Total accrued liabilities	$531	$407

Changes in our estimated product warranty costs were as follows:

	Three Months Ended March 31,
	2026	2025

Balance, beginning of period	$30	$83
Warranty settlements	(2)	(7)
Warranty provision	4	2
Balance, end of period	$32	$78

8. WARRANTS

All outstanding warrants are classified within permanent equity as of March 31, 2026 and December 31, 2025.

The following summarizes the Company's outstanding warrants:

Series A Warrants — On June 29, 2023, the Company issued warrants (the "Series A Warrants") to purchase up to 6,896,553 shares of Common Stock at an exercise price of $1.45 per share in connection with the Series A Preferred Stock offering. On June 30, 2025, the Company entered into an amendment agreement (the "Series A Warrant Amendment") with the Required Holders (as defined in the Series A Warrants), which resulted in reclassification of the Series A Warrants from warrant liabilities to additional paid-in capital under ASC 815-40. The amended warrants expire on January 3, 2030 (six and one-half years from original issuance).

PIPE Warrants — On February 24, 2025, the Company issued warrants (the "PIPE Warrants") to purchase up to 3,216,666 shares of Common Stock at an exercise price of $1.80 per share in connection with a private placement. On June 30, 2025, the Company entered into an amendment agreement (the "2025 Warrant Amendment") with the PIPE holders, resulting in reclassification from warrant liabilities to additional paid-in capital under ASC 815-40. The amended PIPE Warrants expire five and one-half years from the original issuance date.

Series B Warrants — On August 18, 2025, the Company issued warrants (the "Series B Warrants") to purchase up to 3,000,000 shares of Common Stock at an exercise price of $1.50 per share in connection with the Series B Convertible Preferred Stock, par value $0.0001 per share (the "Series B Preferred Stock") private placement. The Series B Warrants became exercisable on December 12, 2025, the date stockholder approval was obtained, and expire on December 12, 2030. The Series B Warrants are classified within permanent equity.

February 2026 Warrants — On February 3, 2026, the Company issued pre-funded warrants (the "Pre-Funded Warrants") to purchase up to 800,000 shares of Common Stock at an exercise price of $0.0001 per share and common warrants (the "February 2026 Common Warrants") to purchase up to 2,500,000 shares of Common Stock at an exercise price of $2.30 per share in connection with a private placement. The Pre-Funded Warrants and the February 2026 Common Warrants were classified as equity within additional paid-in capital under ASC 815-40 upon issuance. The Pre-Funded Warrants expire when exercised in full, and the February 2026 Common Warrants expire on February 3, 2031, five years from the date of issuance.

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

Amortization expense was $54 and $74 for the three months ended March 31, 2026 and 2025 respectively. Operating lease expense for capitalized operating leases included in operating activities was $112 and $156 for the three months ended March 31, 2026 and 2025, respectively.

Operating lease obligations recorded on the balance sheet at March 31, 2026 are:

March 31, 2026

Operating lease liability — short term	$90
Operating lease liability — long term	369
Total operating lease liability	$459

Future lease payments included in the measurement of lease liabilities on the balance sheet at March 31, 2026 for future periods are as follows:

2026 (9 months)	$90
2027	120
2028	120
2029	120
2030	90
Thereafter	-
Total future minimum lease payments	540
Less imputed interest	(81)
Total	$459

The weighted average remaining lease term is 4.5 years, and the weighted average discount rate is 7.5%.

Certain leases contain provisions for payment of real estate taxes, insurance and maintenance costs by the Company. These expenses are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. The Company had $0 and $23 variable lease expenses for the three months ended March 31, 2026 and 2025, respectively.

The Company had no short-term lease expenses for the three months ended March 31, 2026 and 2025 respectively. The Company does not have any finance leases.

On February 13, 2026, the Company entered into a Termination and Mutual Release Agreement with the landlord of the Company's office space located at 3480 Main Highway, Suite 202, Miami, Florida 33133. Pursuant to the agreement, the office lease dated September 20, 2023 was terminated effective as of February 13, 2026, and the Company surrendered possession of the premises. The landlord agreed to refund the prorated portion of February 2026 rent attributable to the period following the termination date and to return the security deposit in accordance with the terms of the original lease. The parties exchanged mutual releases of all claims arising out of or relating to the lease, except for obligations expressly set forth in the termination agreement and any obligations that by their terms survive termination. In March 2026, the Company entered into a month-to-month service agreement for a business address located at 3350 Virginia Street, Miami, Florida 33133.

10. STOCKHOLDERS’ EQUITY

The Company's authorized capital consists of 200,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.0001 per share, of which 10,000 shares are designated as Series A Convertible Preferred Stock and 4,500 shares are designated as Series B Convertible Preferred Stock.

Series A Preferred Stock

On July 3, 2023, the Company designated and issued 10,000 shares of Series A Preferred Stock (stated value $1,000 per share) convertible into shares of Common Stock at an initial conversion price of $1.45 per share. As of March 31, 2026 and December 31, 2025, there were 8,107 and 8,207 shares outstanding, respectively. Holders are entitled to dividends of 8% per annum, payable in cash or shares of Common Stock at the Company's election. For the three months ended March 31, 2026 and 2025, the Company paid dividends of $249 and $164, respectively, in shares of Common Stock.

Series B Preferred Stock

On August 18, 2025, the Company issued 4,500 shares of Series B Preferred Stock (stated value $1,000 per share) convertible up to 3,000,000 shares of Common Stock at an initial conversion price of $1.50 per share. As of March 31, 2026 and December 31, 2025, there were 3,600 and 4,500 shares outstanding, respectively. Holders are entitled to dividends when and as declared by the Board, payable in cash or shares of the Company's securities. No dividends were declared or paid during the three months ended March 31, 2026.

11. SHARE-BASED COMPENSATION

The Company maintains the Wrap Technologies, Inc. 2017 Equity Incentive Plan (the "2017 Plan"), which was most recently amended on December 12, 2025 to authorize up to 20,500,000 shares of Common Stock for issuance as equity awards under the 2017 Plan.

As of March 31, 2026, there were 4,033,073 shares of Common Stock remaining available for grant under the 2017 Plan.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2026:

		Weighted Average
	Options on Common Shares	Exercise Price	Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding December 31, 2025	6,449,534	2.05	8.56	3,706
Granted	4,197,500	2.21	-	-
Exercised	-	-	-	-
Forfeited, cancelled, expired	(300,000)	2.45	-	-
Outstanding March 31, 2026	10,347,034	2.10	8.75	402
Exercisable March 31, 2026	3,072,524	2.31	7.79	141

As of March 31, 2026 there were 8,981,868 service-based stock options outstanding, and 1,365,166 performance-based stock options outstanding. For the performance-based options, 1,290,166 were granted in October 2023 to the Company's current Chief Executive Officer, subject to vesting based on future market capitalization targets, and 75,000 were granted to a consultant, subject to vesting upon the Company's execution of a specified customer contract.

The Company uses the Black-Scholes option pricing model to determine the fair value of the service-based options that have been granted. The following table summarizes the assumptions used to compute the fair value of options granted to employees and non-employees:

	Three Months Ended March 31,
	2026	2025

Expected stock price volatility	76%	76%
Risk-free interest rate	3.87%	4.28%
Expected dividend yield	0%	0%
Expected life of options	6	6
Weighted-average fair value of options granted	$1.55	$1.47

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

The risk-free interest rate assumption is based upon observed interest rates on zero coupon U.S. Treasury bonds whose maturity period is appropriate for the term of the options. The dividend yield of 0% is based on the fact that the Company has never paid cash dividends and has no present intention of paying cash dividends. The Company calculates the expected life of the options using the Simplified Method for the employee stock options as the Company does not have sufficient historical exercise data.

Stock option expense was $2,033 and $387 for the three months ended March 31, 2026 and 2025, respectively.

Restricted Stock Units

The 2017 Plan provides for the grant of restricted stock units (“RSUs”). RSUs are settled in shares of the Company’s Common Stock as the RSUs vest. The following table summarizes RSU activity for the three months ended March 31, 2026:

		Weighted Average
	Service-Based RSUs	Grant Date Fair Value	Vesting Period (Years)

Unvested at December 31, 2025	1,014,563	$2.23	3.62
Granted service based	81,052	2.46	-
Vested	(72,888)	2.26	-
Forfeited and cancelled	-	-	-
Unvested at March 31, 2026	1,022,727	$2.25	3.69

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

RSU expense was $351 and $1,278 for the three months ended March 31, 2026 and 2025, respectively.

Share-Based Compensation Expense

The Company recorded share-based compensation for options and RSUs in its statements of operations for the relevant periods as follows:

	Three Months Ended March 31,
	2026	2025

Selling, general and administrative	$2,384	$1,603
Research and development	-	62
Total share-based expense	$2,384	$1,665

As of March 31, 2026, total estimated compensation cost of stock options granted and outstanding but not yet vested was $8,707 which is expected to be recognized over the weighted average period of 2.94 years.

As of March 31, 2026, total estimated compensation cost of RSUs granted and outstanding but not yet vested was $1,004, which is expected to be recognized over the weighted average period of 1.88 years.

12. DEFINED CONTRIBUTION PLAN

The Company has a defined contribution savings plan for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. This plan was formed on January 1, 2022. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company’s matching contributions were $13 and $0 for the three months ended March 31, 2026 and 2025, respectively.

13. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2026, the Company was committed for approximately $541 for future component deliveries that are generally subject to modification or rescheduling in the normal course of business.

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

Litigation

The Company is subject to litigation and other claims in the ordinary course of business. The Company records a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. As of March 31, 2026, the Company had no provision for liability under existing litigation.

14. RELATED PARTY TRANSACTIONS

Series A Preferred Stock

Scot Cohen, the Company's Executive Chairman and Chief Executive Officer, holds directly and through V4 Global LLC ("V4"), an entity he controls, shares of Series A Preferred Stock and related warrants. For the three months ended March 31, 2026, Mr. Cohen earned dividends totaling $91 on his Series A Preferred Stock.

Series B Preferred Stock

In the private placement of Series B Preferred Stock completed August 18, 2025, V4 purchased 1,000 shares of Series B Preferred Stock and 666,667 Series B Warrants for gross proceeds of $1,000.

PIPE Warrants

In the February 2025 private placement, V4 purchased 1,100,000 shares of Common Stock and 1,100,000 PIPE Warrants for gross proceeds of $1,980; Continuum Ventures, LLC (controlled by Jared Novick, President and Chief Operating Officer) purchased 275,000 shares of Common Stock and 275,000 PIPE Warrants for gross proceeds of $495; and Savbo Investments LLC (controlled by Marc Savas, a Board member) purchased 50,000 shares of Common Stock and 50,000 PIPE Warrants for gross proceeds of $90. In the February 2026 private placement, V4 purchased 475,000 shares of Common Stock and 475,000 February 2026 Common Warrants for gross proceeds of $950; Savbo Investments LLC purchased 25,000 shares of Common Stock and 25,000 February 2026 Common Warrants for gross proceeds of $50; and Juggernaut Management, LLC (controlled by John Shulman, a Board member) purchased 250,000 shares of Common Stock and 250,000 February 2026 Common Warrants for gross proceeds of $500.

License Agreement

The Company is party to a royalty license with Syzygy, a company owned by Elwood G. Norris, a 5% or greater stockholder, and James A. Barnes, a stockholder.

15. MAJOR CUSTOMERS AND RELATED INFORMATION

For the three months ended March 31, 2026, revenue from one customer accounted for approximately 40% of revenue, with no other single customer accounting for more than 10% of total revenue. For the three months ended March 31, 2025, revenue from three customers accounted for approximately 13%, 13% and 11% of revenue, respectively.

At March 31, 2026, accounts receivable from three distributors accounted for 29%, 24%, and 14% of net accounts receivable and contract assets with no other single customer accounting for more than 10% of the accounts receivable and contract assets balance. At December 31, 2025, accounts receivable from two distributors accounted for 71% and 10%, respectively of net accounts receivable and contract assets, with no other single customer accounting for more than 10% of the accounts receivable and contract assets balance.

The following table summarizes revenue by geographic region. Revenue is attributed to countries based on customer’s delivery location:

	Three Months Ended March 31,
	2026	2025

Americas	$645	$651
Europe, Middle East and Africa	466	114
Total revenues	$1,111	$765

16. SUBSEQUENT EVENTS

The Company has reviewed activities through May 13, 2026, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission, and has determined there are no subsequent events requiring disclosure in accordance with ASC 855-10-25-1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and with our audited financial statements and other information presented in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”). This Report may contain or incorporate by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based upon management’s assumptions, expectations, projections, intentions and beliefs about future events. Except for historical information, the use of predictive, future-tense or forward-looking words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “may,” “will,” “could,” “would,” or the negative or plural of such words and similar expressions or variations of such words are intended to identify forward-looking statements but are not the only means of identifying forward-looking statements. Such forward-looking statements are subject to several risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Report and in our other filings with the Securities and Exchange Commission (“SEC”), including particularly matters set forth under Part I, Item 1A (Risk Factors) of the Annual Report. Furthermore, such forward-looking statements speak only as of the date of this Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

References in this management’s discussion and analysis to “we,” “us,” “our,” “the Company,” “our Company,” or “Wrap” refer to Wrap Technologies, Inc. and its subsidiaries.

Overview

We are a global public safety technology and services company that delivers safe and effective policing solutions to law enforcement and security personnel worldwide. Our product and service portfolio includes the BolaWrap® device, Wrap Reality VR training simulator, WrapTactics digital training platform, and WrapVision™ body-worn camera and digital evidence management solution. We also offer technology-enabled services including managed services and policy support. Our core offerings are designed to provide officers and agencies with integrated non-lethal tools, training, and tactics that support safer outcomes and sustained readiness across the public safety ecosystem. BolaWrap gives officers a proactive, non-lethal tactical option through a tether deployment system sold with recurring consumable cassettes. Wrap Reality and WrapTactics are designed to deliver immersive VR and subscription-based digital training focused on decision-making under stress, use of force judgment, and non-lethal response tactics. WrapVision provides a body-worn camera and cloud-based digital evidence management platform designed to meet federal procurement and data-sovereignty requirements. We are also expanding our tether deployment technology into counter-unmanned aircraft systems and defense applications through our MERLIN program, which targets non-lethal drone interdiction capabilities for defense, homeland security, and critical-infrastructure protection missions. We serve law enforcement, corrections, and security personnel across domestic and international markets.

 Recent Developments

Private Placement

On February 2, 2026, we entered into a securities purchase agreement (the “February 2026 Purchase Agreement”) with certain accredited investors (“February 2026 Purchasers”) for a private placement offering (the “February 2026 Private Placement”) of an aggregate of (i) 1,700,000 shares of Common Stock, (ii) pre-funded warrants to purchase up to 800,000 shares of Common Stock (“Pre-Funded Warrants”), and (iii) common warrants to purchase up to 2,500,000 shares of Common Stock (“Common Warrants” and, together with the Pre-Funded Warrants, the “February 2026 Warrants”). The purchase price was $2.00 per share (or $1.9999 per Pre-Funded Warrant), with the Common Warrants having an exercise price of $2.30 per share and a five-year term.

The gross proceeds from the February 2026 Private Placement were approximately $5.0 million before deducting offering expenses. The securities were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and Regulation D thereunder.

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

Results of Operations

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025 (Unaudited)

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands)
Revenues:
Product sales	$883	$309	$574	186%
Technology enabled services	228	456	(228)	(50)%
Total revenues	1,111	765	346	45%

Cost of revenues	420	170	250	147%
Gross profit	691	595	96	16%

Operating expenses:
Selling, general and administrative	5,355	4,139	1,216	29%
Research and development	105	378	(273)	(72)%
Total operating expenses	5,460	4,517	943	21%
Loss from operations	(4,769)	(3,922)	(847)	22%

Revenue

We reported net revenue of $1.1 million for the three months ended March 31, 2026, as compared to $765 thousand for the three months ended March 31, 2025, representing an increase of $346 thousand, or 45%. The increase reflects higher product sales, partially offset by a decline in technology-enabled revenue.

Product sales were $0.9 million for the three months ended March 31, 2026, compared to $0.3 million for the three months ended March 31, 2025, an increase of $0.6 million, or 186%. The increase reflects higher shipments of BolaWrap 150 devices and cassettes to both domestic and international customers as order flow improved following the transition to a more direct, agency-focused go-to-market approach. Cassettes and consumables represented a growing component of product revenue, consistent with the expanding base of BolaWrap devices in active field use.

Technology-enabled services revenue was $0.2 million for the three months ended March 31, 2026, compared to $0.5 million for the three months ended March 31, 2025, a decrease of $0.2 million, or 50%. The decrease reflects the strategic restructuring of our managed services offerings following the Company's decision to wind down certain advisory and investigative service arrangements associated with the W1 asset acquisition in February 2025 and are not necessarily representative of the ongoing business. This decline was partially offset by growth in WrapVision body-worn camera and related software revenue. The Company is focusing its technology-enabled services revenue on its higher-margin subscription and software-based offerings, including WrapTactics and Wrap Reality, as well as WrapVision evidence management subscriptions. The timing of subscription renewals and new contract activations contributed to the year-over-year decline in this revenue category for the three months ended March 31, 2026.

Prior period "Managed services" and "Other revenue" have been reclassified into "Technology enabled services" to conform to the current period presentation.

Gross Profit

Gross profit was $0.7 million for the three months ended March 31, 2026, compared to $0.6 million for the three months ended March 31, 2025, an increase of $0.1 million, or 16%. Gross margin was 62.2% for the three months ended March 31, 2026, compared to 77.8% for three months ended March 31, 2025. The decline in gross margin percentage reflects the shift in revenue mix toward hardware product sales, which carry lower margins than software subscriptions and managed services. BolaWrap devices and cassettes represent the majority of revenues for the three months ended March 31, 2026, and while product margins remain solid, they are lower than the margins generated by technology-enabled services in the prior-year period. Cost of revenues increased $0.3 million to $0.4 million, consistent with the higher product volume. We expect gross margins to improve as technology-enabled services revenue grows as a proportion of total revenue throughout 2026.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense was $5.4 million for the three months ended March 31, 2026, compared to $4.1 million for the three months ended March 31, 2025, an increase of $1.2 million, or 29%. The increase was driven primarily by higher non-cash share-based compensation expense.

Share-based compensation allocated to SG&A was $2.4 million for the three months ended March 31, 2026, compared to $1.6 million for the three months ended March 31, 2025, reflecting grants issued to new and existing employees and officers in connection with the grants of equity incentive awards in 2025.

Cash-based SG&A costs, including salaries and burden, occupancy, marketing, and professional fees were $3.0 million for the three months ended March 31, 2026, compared to $2.5 million for the three months ended March 31, 2025. The increase of $0.5 million, or 20.3%, was primarily due to increased professional fees and offset by overall declines in office expense and other general and administrative expenses as the Company maintained ongoing cost discipline.

Research and Development Expense

Research and development expense was $105 thousand for the three months ended March 31, 2026, compared to $378 thousand for the three months ended March 31, 2025, a decrease of $273 thousand, or 72%. The decrease reflects the Company's shift to a more variable-cost development model and reduced headcount dedicated to R&D activities, as the primary platforms — BolaWrap 150, WrapTactics, WrapVision, and Wrap Reality — have advanced beyond the primary development phase and are now in commercial deployment. R&D investment is expected to continue at a more modest level in 2026, focused on incremental product enhancements, the WrapTactics content library, and counter-UAS development activities for the MERLIN program.

Operating Loss

Loss from operations was $4.8 million for the three months ended March 31, 2026, compared to $3.9 million for the three months ended March 31, 2025. The increased operating loss reflected higher operating expenses, driven primarily by an increase in non-cash share-based compensation expense, partially offset by increased gross profit.

Other Income (Expense), Net

Total other income, net was $229 thousand for the three months ended March 31, 2026, compared to $4.0 million for the three months ended March 31, 2025, a decrease of $3.8 million. The year-over-year change is primarily attributable to the non-recurrence of the non-cash gain from the change in fair value of warrant liabilities that was recorded during the three months ended March 31, 2025, partially offset by a non-cash gain on lease termination during the three months ended March 31, 2026.

Gain on Lease Termination. During the three months ended March 31, 2026, the Company recognized a $227 thousand gain on lease termination in connection with the early termination of the office lease at 3480 Main Highway, Suite 202, Miami, Florida (Coconut Grove). On February 13, 2026, the Company entered into a Termination and Mutual Release Agreement with the landlord, terminating the lease effective as of that date. Under ASC 842, upon termination the Company derecognized the carrying value of the operating lease right-of-use asset and the corresponding lease liability, resulting in the $227 thousand non-cash gain representing the excess of the liability extinguished over the right-of-use asset derecognized as of the termination date. The gain is non-cash and non-recurring in nature.

Change in Fair Value of Warrant Liabilities. During the three months ended March 31, 2025, the Company recognized a $4.0 million non-cash gain attributable to the decrease in the fair value of outstanding warrant liabilities. On June 30, 2025, the Company amended its warrants issued in connection with the Series A Preferred Stock offering (the “Series A Warrants”) and its warrants issued in the February 2025 private placement (the “PIPE Warrants”), resulting in their reclassification from warrant liabilities to permanent equity under ASC 815-40. Following this reclassification, the Company no longer carries warrant liabilities on its balance sheet and does not record non-cash income or expense related to changes in warrant fair value. Accordingly, no such gain or loss was recognized during the three months ended March 31, 2026, and no comparable item is expected in future periods.

Interest Income. Interest income was $1 thousand for the three months ended March 31, 2026, compared to $2 thousand for the three months ended March 31, 2025, reflecting a lower average balance of interest-bearing money market funds during the period.

Net Loss. Net loss was $4.5 million for the three months ended March 31, 2026, compared to net income of $109 thousand for the three months ended March 31, 2025. The change from net income to net loss reflects the non-recurrence of the $4.0 million non-cash warrant fair value gain, partially offset by the $227 thousand non-cash gain on lease termination.

Net loss attributable to common stockholders was $4.8 million, or $(0.09) per basic and diluted share, for the three months ended March 31, 2026, compared to a net loss attributable to common stockholders of $55 thousand, or $0.00 per basic and diluted share, for the three months ended March 31, 2025. The weighted average common shares used in the calculation were approximately 54.0 million for the three months ended March 31, 2026, compared to 48.4 million for the three months ended March 31, 2025, reflecting shares issued in the February 2025 private placement, the February 2026 private placement, and other equity issuances.

Liquidity and Capital Resources

Overview

Our primary source of liquidity has been funding from stockholders through the sale of equity securities and the exercise of derivative securities. We expect our primary sources of future liquidity to be product and technology-enabled services revenue, proceeds from the exercise of outstanding stock options and warrants, and future equity or debt financings as needed.

As of March 31, 2026, we had cash and cash equivalents of $7.3 million and working capital of $12.6 million (total current assets of $14.5 million less total current liabilities of $1.9 million). This compares to cash and cash equivalents of $3.5 million and working capital of $9.6 million as of December 31, 2025. The $3.8 million increase in cash during the quarter was driven primarily by $5.0 million in proceeds from the February 2026 private placement and $100 thousand from warrant exercises, partially offset by $1.2 million of cash used in operations and $58 thousand used in investing activities.

Total liabilities decreased to $2.3 million as of March 31, 2026, from $3.9 million as of December 31, 2025. This decline was principally driven by the derecognition of the long-term operating lease liability of $2.1 million upon termination of the Coconut Grove, Florida lease (3480 Main Highway, Suite 202, Miami, Florida), partially offset by increases in accounts payable and accrued liabilities associated with the Company's normal business operations. Total stockholders' equity increased to $14.4 million from $11.5 million, reflecting the $5.1 million in net equity proceeds from the private placement and warrant exercises, offset by the net loss for the period.

We believe we have sufficient capital to fund our operations for at least the next twelve months from the date of this Report based on our current operating plan, existing cash balances, and expected revenues. In the short term, we expect to use our cash and cash equivalents to fund ongoing operating needs, including personnel and talent recruitment, manufacturing of our products, supply chain purchases, sales and marketing activities, and general working capital. Over the longer term, we expect to continue funding these activities as well as making investments to support the continued growth of our business as opportunities arise. However, we have generated significant losses since inception and expect to continue to incur net losses as we invest in our business. Liquidity constraints and limited access to capital markets could negatively affect our ability to fund operations and may require changes to our operating or investment strategy. If additional capital is required, we may seek to raise funds through public or private equity offerings, debt financings, or strategic transactions; however, there can be no assurance that such financing would be available on acceptable terms or at all.

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

Series A Offering

On June 29, 2023, the Company entered into a Securities Purchase Agreement (“Series A Purchase Agreement”) with certain accredited investors, including Scot Cohen, the Company’s Executive Chairman and Chief Executive Officer (collectively, the “Series A Investors”), pursuant to which we agreed to sell to the Series A Investors in a registered direct offering (the “Series A Offering”) (i) an aggregate of 10,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), initially convertible into up to 6,896,553 shares of the Company’s Common Stock, at an initial conversion price of $1.45 per share, and (ii) the Series A Warrants to acquire up to an aggregate of 6,896,553 shares of Common Stock (the “Series A Warrant Shares”). The closing of the Series A Offering occurred on July 3, 2023. The aggregate gross proceeds from the Series A Offering were approximately $10 million.

Series A Preferred Stock

On July 3, 2023, the Company filed the Certificate of Designations of the Series A Preferred Stock (the “Series A Certificate of Designations”) with the Secretary of State of the State of Delaware. The Series A Preferred Stock is convertible into shares of Common Stock (the “Series A Conversion Shares”) at the election of the holder at any time at an initial conversion price of $1.45. The conversion price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable conversion price (subject to certain exceptions).

The holders of the Series A Preferred Stock are entitled to dividends of 8% per annum, compounded monthly, which are payable in cash or shares of Common Stock, or a combination thereof, at the Company’s option in accordance with the terms of the Series A Certificate of Designations. Upon the occurrence and during the continuance of a Triggering Event (as defined in the Series A Certificate of Designations), the Series A Preferred Stock will accrue dividends at the rate of 20% per annum. If the Company elects to pay any dividends in shares of Common Stock, the conversion price used to calculate the number of shares issuable will equal the lower of (i) the then applicable conversion price and (ii) 85% of the arithmetic average of the three (3) lowest closing prices of the Company’s Common Stock during the twenty (20) consecutive trading day period ending on the trading day immediately preceding the dividend payment date, provided that such price shall not be lower than the lower of (x) $0.2828 (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events ) and (y) 20% of the “Minimum Price” (as defined in Nasdaq Stock Market Rule 5635) on the date of receipt of stockholder approval of the transactions contemplated by the Series A Purchase Agreement (subject to adjustment for stock splits, stock dividends, stock combinations, recapitalizations or other similar events) or, in any case, such lower amount as permitted, from time to time, by the Nasdaq Stock Market.

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

February 2026 Purchase Agreement

On February 2, 2026, we entered into the February 2026 Purchase Agreement with the February 2026 Purchasers for the issuance and sale in a private placement of (i) an aggregate of 1,700,000 shares of Common Stock, (ii) Pre-Funded Warrants to purchase up to 800,000 shares of Common Stock, with an exercise price of $0.0001 per share, and (iii) February 2026 Common Warrants to purchase up to 2,500,000 shares of Common Stock, with an exercise price of $2.30 per share. The purchase price for one share of Common Stock and accompanying February 2026 Common Warrant was $2.00 and the purchase price for one Pre-Funded Warrant and accompanying February 2026 Common Warrant was $1.9999.

The closing of the February 2026 Private Placement (the "February 2026 Closing") occurred on February 3, 2026. The aggregate gross proceeds from the February 2026 Closing were approximately $5.0 million, prior to deducting offering expenses payable by us.

 Cash Flows

Cash Flows from Operating Activities

Net cash used in operating activities was $1.2 million for the three months ended March 31, 2026, compared to $3.1 million for the three months ended March 31, 2025. The significant improvement of $1.9 million year-over-year was driven by more favorable working capital changes and a lower operating loss on a cash basis, partially offset by the non-recurrence of changes in warrant-related items. The primary components of operating cash flow for the three months ended March 31, 2026 were the net loss of $4.5 million, adjusted for non-cash items including share-based compensation of $2.4 million and the non-cash $227 thousand gain on lease termination. Changes in working capital were a source of cash of approximately $1.0 million in the three months ended March 31, 2026, driven by collections of accounts receivable of $797 thousand and inventory reductions of $326 thousand, partially offset by an increase in prepaid expenses and deposits of $380 thousand.

Cash Flows from Investing Activities

Net cash used in investing activities was $58 thousand for the three months ended March 31, 2026, compared to $100 thousand for the three months ended March 31, 2025. Investing outflows in the three months ended March 31, 2026 consisted of $53 thousand invested in patents and other intangible assets and $5 thousand in capital expenditures for property and equipment. The $54 thousand paid for the W1 asset acquisition in the three months ended March 31, 2025 did not recur.

Cash Flows from Financing Activities

Net cash provided by financing activities was $5.1 million for the three months ended March 31, 2026, compared to $5.7 million for the three months ended March 31, 2025. Financing inflows in the three months ended March 31, 2026 consisted of $5.0 million in net proceeds from a private placement of common stock and $100 thousand from the exercise of warrants. No dividends on the Series A or Series B Convertible Preferred Stock were paid in cash during the three months ended March 31, 2026; dividends of $249 thousand were settled in shares of Common Stock.

Contractual Obligations and Commitments

Pursuant to that certain exclusive Amended and Restated Intellectual Property License Agreement, dated September 30, 2016, by and between the Company and Syzygy Licensing, LLC (“Syzygy”), we are obligated to pay to Syzygy a 4% royalty fee on future product sales up to an aggregate amount of $1.0 million in royalty payments, or until September 30, 2026, whichever occurs earlier. In 2024, the Company had incurred the maximum amount of royalties under the terms of the agreement. As of March 31, 2026, the aggregate remaining royalty obligation is $99.

In September 2023, the Company entered into a lease for office space located in Coconut Grove, Florida, with a multi-year term concluding in 2031. In February 2026, the Company terminated this lease, eliminating the remaining obligation.

As of March 31, 2026, the Company was committed to approximately $0.5 million for future component deliveries and contract services. These commitments relate primarily to inventory purchases and service agreements that are generally subject to modification or rescheduling in the normal course of business.

In August 2025, the Company entered into a lease for manufacturing and office space located in Southwest Virginia, with a multi-year term commencing in October 2025 and concluding in 2030. The Company was granted early occupancy of the facility beginning on August 18, 2025. As of March 31, 2026, aggregate remaining minimum lease payments under this lease totaled approximately $0.5 million.

In March 2026, the Company entered into a month-to-month service agreement for a business address located in Miami, Florida, at an approximate monthly cost of $165. The agreement may be terminated by either party in accordance with its terms. The Company does not have any material long-term debt obligations as of March 31, 2026.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2026, or subsequently thereto, that we believe are of potential significance to our financial statements.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from those described in the Annual Report. Our critical accounting policies include revenue recognition, share-based compensation, allowance for credit losses, valuation of inventories and intangible assets. The gain on lease termination recorded in the three months ended March 31, 2026 was determined based on the carrying values of the derecognized right-of-use asset and lease liability at the termination date in accordance with ASC 842.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Executive Chairman and Chief Executive Officer, who also serves as our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period covered by this report. Based upon that evaluation, our Chief Executive Officer concluded that, as of the end of the period covered in this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of business.

The information set forth in Note 13 Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A. Risk Factors

For information regarding the Company's material known risk factors which could materially adversely affect the Company, its business, financial condition, or results of operations, see "Risk Factors" in Part I, Item 1A of the Company's 2025 Annual Report on Form 10-K. There have been no material changes to the risk factors as previously disclosed in Item 1A to the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities, nor any purchases of the Company's equity securities by the Company, during the three months ended March 31, 2026, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None of the Company's officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2026).
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2026).
10.1*	Securities Purchase Agreement, dated February 2, 2026, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2026).
10.2*	Registration Rights Agreement, dated February 2, 2026, by and among the Company and the investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2026).
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32.1**	Section 1350 Certification - Principal Executive Officer
32.2**	Section 1350 Certification - Principal Financial Officer
Extensible Business Reporting Language (XBRL) Exhibits*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

*     Filed concurrently herewith

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wrap Technologies, Inc.

May 13, 2026	By:	/s/ Scot Cohen
Scot Cohen Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)