Form 10-Q
period 2026-06-30
WRAP TECHNOLOGIES, INC.
filed 2026-08-11
CIK 1702924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026 a total of 56,003,638 shares of the Registrant’s common stock, par value $0.0001 per share (“Common Stock”), were issued and outstanding.

WRAP TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wrap Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$4,781	$3,468
Accounts receivable and contract assets, net	3,378	2,787
Inventories, net	4,308	4,971
Prepaid expenses and other current assets	729	194
Total current assets	13,196	11,420
Property and equipment, net	89	123
Operating lease right-of-use asset, net	426	2,175
Intangible assets, net	1,603	1,572
Other assets	25	128
Total assets	15,339	15,418

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	764	620
Accrued liabilities	310	407
Customer deposits	98	62
Deferred revenue — short term	378	408
Operating lease liability — short term	91	320
Total current liabilities	1,641	1,817

Non-current liabilities:
Deferred revenue — long term	7	14
Operating lease liability — long term	345	2,097
Total non-current liabilities	352	2,111
Total liabilities	1,993	3,928

Commitments and Contingencies (Note 13)

Stockholders' equity:
Preferred stock - 5,000,000 authorized; par value $0.0001 per share; 11,707 and 12,707 shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively.	-	-
Common stock - 200,000,000 authorized; par value $0.0001 per share; 55,857,933 and 51,733,217 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	5	5
Series A convertible preferred stock - 10,000 authorized, par value $0.0001 per share; 8,107 and 8,207 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	-	-
Series B convertible preferred stock - 4,500 authorized, par value $0.0001 per share, 3,600 and 4,500 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	-	-
Additional paid-in-capital	136,868	127,804
Accumulated deficit	(123,527)	(116,319)
Total stockholders' equity	13,346	11,490
Total liabilities and stockholders' equity	$15,339	$15,418

The accompanying notes are an integral part of these financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Product sales	$1,747	$50	$2,630	$359
Technology enabled services	305	962	533	1,419
Total revenues	2,052	1,012	3,163	1,778
Cost of revenues	507	525	927	695
Gross profit	1,545	487	2,236	1,083

Operating expenses:
Selling, general and administrative	3,644	3,181	8,999	7,266
Research and development	152	162	257	594
Total operating expenses	3,796	3,343	9,256	7,860
Loss from operations	(2,251)	(2,856)	(7,020)	(6,777)

Other income (expense):
Interest income	2	2	3	3
Change in fair value of warrant liabilities	-	(871)	-	3,158
Gain on lease termination	-	-	227	-
Other	(8)	(2)	(7)	(2)
Total other income (expense), net	(6)	(871)	223	3,159
Net loss	$(2,257)	$(3,727)	$(6,797)	$(3,618)

Less: Convertible preferred stock dividends	(162)	(164)	(411)	(328)
Net loss attributable to common stockholders	$(2,419)	$(3,891)	$(7,208)	$(3,946)

Net loss per basic and diluted share	$(0.04)	$(0.07)	$(0.13)	$(0.07)
Weighted average common shares — basic and diluted	55,731,095	50,609,509	54,871,126	49,439,838

Comprehensive loss:
Net loss	(2,257)	(3,727)	(6,797)	(3,618)
Comprehensive loss:	(2,257)	(3,727)	(6,797)	(3,618)

The accompanying notes are an integral part of these financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Preferred Stock				Additional		Total
			Series A Convertible		Series B Convertible		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2025	51,733,217	$5	8,207	$-	4,500	$-	$127,804	$(116,319)	$11,490
Share-based compensation expense	-	-	-	-	-	-	2,384	-	2,384
Dividends on convertible preferred stock	462,656	-	-	-	-	-	249	(249)	-
Common Stock issued upon vesting of restricted stock units	72,888	-	-	-	-	-	-	-	-
Common Stock issued upon conversion of preferred stock	668,965	-	(100)	-	(900)	-	-	-	-
Common Stock and pre-funded warrants issued with Private Placement	2,500,000	-	-	-	-	-	5,000	-	5,000
Common Stock issued upon warrant exercise	68,966	-	-	-	-	-	100	-	100
Net loss	-	-	-	-	-	-	-	(4,540)	(4,540)
Balance at March 31, 2026	55,506,692	$5	8,107	$-	3,600	$-	$135,537	$(121,108)	$14,434
Share-based compensation expense	-	-	-	-	-	-	1,019	-	1,019
Common stock issued for professional services	96,775	-	-	-	-	-	150	-	150
Dividends on convertible preferred stock	162,836	-	-	-	-	-	162	(162)	-
Common Stock issued upon vesting of restricted stock units	91,630	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(2,257)	(2,257)
Balance at June 30, 2026	55,857,933	$5	8,107	$-	3,600	$-	$136,868	$(123,527)	$13,346

The accompanying notes are an integral part of these financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Preferred Stock				Additional		Total
			Series A Convertible		Series B Convertible		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2024	47,101,631	$5	8,207	-	-	-	$105,326	$(105,081)	$250
Share-based compensation expense	-	-	-	-	-	-	1,665	-	1,665
Dividends on convertible preferred stock	113,205	-	-	-	-	-	164	(164)	-
Common Stock issued upon vesting of restricted stock units	63,199	-	-	-	-	-	-	-	-
Common Stock issued — Private Placement	3,216,666	-	-	-	-	-	543	-	543
Net income for the period	-	-	-	-	-	-	-	109	109
Balance at March 31, 2025	50,494,701	$5	8,207	$-	-	$-	$107,698	$(105,136)	$2,567
Share-based compensation expense	-	-	-	-	-	-	770	-	770
Dividends on convertible preferred stock	139,431	-	-	-	-	-	164	(164)	-
Common Stock issued upon vesting of restricted stock units	94,403	-	-	-	-	-	-	-	-
Reclassification of warrant liability due to warrant amendment	-	-	-	-	-	-	12,151	-	12,151
Net loss	-	-	-	-	-	-	-	(3,727)	(3,727)
Balance at June 30, 2025	50,728,535	$5	8,207	$-	-	$-	$120,783	$(109,027)	$11,761

The accompanying notes are an integral part of these financial statements.

Wrap Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(6,797)	$(3,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111	304
Share-based compensation	3,403	2,435
Common stock issued for professional services	150	-
Warranty provision	31	2
Gain on lease termination	(227)	-
Change in fair value of warrant liabilities	-	(3,158)
Non-cash lease expense	75	(199)
Provision for credit losses	76	60
Inventory obsolescence reserve	73	187

Changes in assets and liabilities:
Accounts receivable and contract assets	(667)	(453)
Inventories	590	79
Prepaid expenses and other current assets	(535)	(156)
Accounts payable	144	(34)
Operating lease liabilities	(80)	197
Customer deposits	36	-
Accrued liabilities and other	(123)	(523)
Warranty settlements	(5)	(10)
Deferred revenue	(37)	(180)
Other non-current assets	103	58
Net cash used in operating activities	(3,679)	(5,009)

Cash Flows From Investing Activities:
Capital expenditures for property and equipment	(11)	(8)
Investment in patents, trademarks and other intangibles	(97)	(145)
Net cash used in investing activities	(108)	(153)

Cash Flows From Financing Activities:
Proceeds from private placement	5,000	-
Proceeds from warrant exercise	100	-
Proceeds from issuance of common stock and warrants, net	-	5,729
Net cash provided by financing activities	5,100	5,729

Net increase in cash and cash equivalents	$1,313	$567
Cash and cash equivalents, beginning of period	$3,468	$3,610
Cash and cash equivalents, end of period	$4,781	$4,177

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reclassification of warrant liabilities to additional paid in capital	$-	$12,159
Dividends declared on convertible preferred stock	$(411)	$(328)
Dividends settled with common stock	$411	$328

The accompanying notes are an integral part of these financial statements.

Wrap Technologies, Inc.

Notes to Condensed Consolidated Interim Financial Statements

(in thousands, except per share and share amounts)

(unaudited)

1. ORGANIZATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT DEVELOPMENTS

Organization and Business Description

Wrap Technologies, Inc., a Delaware corporation (the “Company”, “we”, “us”, and “our”), is a publicly traded company with its common stock, par value $0.0001 per share (“Common Stock”), listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “WRAP.” The Company is a developer and supplier of public safety technologies, products, and training services for law enforcement and security personnel. The Company’s principal product is the BolaWrap® 150, a handheld remote restraint device sold together with recurring consumable cassettes and related accessories. The Company also offers technology-enabled services, including Wrap Reality, a virtual reality training simulator, WrapTactics™, a subscription-based digital training platform, WrapVision™, a body-worn camera and digital evidence management solution, and managed services and policy support. As described under Recent Developments, the Company is developing WrapShield™, an integrated detection, orchestration, and response architecture for public safety and security applications, together with additional non-lethal response products that remain in development. The principal markets for the Company's proprietary products and services are in North and South America, Europe, the Middle East, Africa and Asia.

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the accompanying financial statements reflect adjustments necessary to present fairly the financial position, results of operations, and cash flows for those periods indicated, and contain adequate disclosure to make the information presented not misleading. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the footnotes. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), as filed with the SEC on March 26, 2026. The accompanying unaudited condensed consolidated balance sheet as of June 30, 2026 has been derived from the audited consolidated balance sheet as of December 31, 2025, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

Warrants

As of June 30, 2026, all outstanding warrants (Series A Warrants, PIPE Warrants, Series B Warrants, and February 2026 Common Warrants each defined herein) are classified within permanent equity (additional paid-in capital) following amendments executed on June 30, 2025 that enabled equity classification under ASC 815-40 as discussed further in Note 8. These warrants are not subject to subsequent fair value remeasurement and no warrant liability is recorded as of June 30, 2026 or December 31, 2025.

Loss per Share

Basic loss per share (EPS) is computed by dividing net loss, less any dividends, accretion or decretion, redemption or induced conversion, if any, on the Company’s Series A Convertible Preferred Stock ("Series A Preferred Stock"), by the weighted average number of shares outstanding during the reported period.

In computing diluted EPS, the Company adjusts the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the Series A and Series B Convertible Preferred Stock. Such add-back would also include any adjustments to equity in the period to accrete the Series A and Series B Convertible Preferred Stock to its redemption price, or recorded upon a redemption or induced conversion, if any. The Company adjusts the denominator used in the basic EPS computation, subject to anti-dilution requirements, to include the dilution from potential shares resulting from the issuance of the Series A and Series B Convertible Preferred Stock, restricted stock units, and stock options. Stock options and restricted stock units exercisable or issuable for a total of 11,077,429 shares and 7,856,142 shares of Common Stock were outstanding as of June 30, 2026 and 2025, respectively. These securities are not included in the computation of diluted net loss per share of Common Stock for the periods presented as their inclusion would be antidilutive due to losses incurred by the Company.

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

The table below details the activity in our contract liabilities during the six months ended June 30, 2026.

	Customer Deposits	Deferred Revenue
Balance at January 1, 2026	$62	$422
Additions, net	65	409
Transfer to revenue	(29)	(446)
Balance at June 30, 2026	$98	$385

Current portion	$98	$378
Long-term portion	$-	$7

As of June 30, 2026, the Company’s deferred revenue of $385 consisted of $8 related to BolaWrap extended warranties and services, $27 related to WRAP Ready, $323 related to Intrensic extended warranties and services, $15 related to VR, $4 related to training and $8 related to Wrap Tactics.

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

The following table shows the Company’s short-term investments by significant investment category as of June 30, 2026, and December 31, 2025.

	As of June 30, 2026
		Adjusted Cost		Unrealized Gains		Unrealized Losses		Market Value

Level 1:	$		$		$		$
Money Market Funds		$641		$-		$-		$641
Total financial assets		$641		$-		$-		$641

	As of December 31, 2025
		Adjusted Cost		Unrealized Gains		Unrealized Losses		Market Value
Level 1:	$		$		$		$
Money Market Funds		$639		$-		$-		$639
Total financial assets		$639		$-		$-		$639

As of June 30, 2026 and December 31, 2025, the Company has no warrant liabilities. All outstanding warrants are classified within permanent equity following amendments completed on June 30, 2025. Refer to Note 8 for further discussion. Other financial instruments, including accounts receivable, accounts payable, accrued liabilities and customer deposits, are carried at cost which approximates fair value due to their short-term nature.

4. INVENTORIES

Inventory is recorded at the lower of cost or net realizable value using the weighted average cost method. Inventories consisted of the following:

	June 30, 2026	December 31, 2025

Finished goods	$3,174	$3,509
Raw materials	1,628	1,978
Reserve for obsolescence	(494)	(516)
Inventories, net	$4,308	$4,971

Inventory reserve expense was $73 and $73 for the three and six months ended June 30, 2026, respectively, and $169 and $187 for the three and six months ended June 30, 2025, respectively.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30, 2026	December 31, 2025

Production and lab equipment	$391	$391
Tooling	570	570
Computer equipment	194	183
Furniture, fixtures and improvements	81	81
Property and equipment, gross	$1,236	$1,225
Accumulated depreciation	(1,147)	(1,102)
Property and equipment, net	$89	$123

Depreciation expense was $22 and $45 for the three and six months ended June 30, 2026, respectively, and $27 and $67 for the three and six months ended June 30, 2025, respectively.

6. INTANGIBLE ASSETS

Intangible Assets, net

Intangible assets, net consisted of the following:

	June 30, 2026	December 31, 2025
Amortizable intangible assets:
Patents	$1,206	$1,142
Trademarks	400	367
Purchased software and technology	512	512
Gross amortizable intangibles	$2,118	$2,021
Accumulated amortization	(936)	(870)
Total amortizable, net	$1,182	$1,151
Indefinite life assets (non-amortizable)	421	421
Total intangible assets, net	$1,603	$1,572

Amortization expense was $33 and $66 for the three and six months ended June 30, 2026, respectively, and $123 and $238 for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026, future amortization expense is as follows:

2026 (6 months)	$62
2027	123
2028	123
2029	122
2030	122
Thereafter	630
Total	$1,182

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30, 2026	December 31, 2025

Patent and legal costs	$115	$111
Accrued compensation	10	2
Warranty costs	56	30
Royalty	99	99
Accrued purchases	-	6
Taxes and other	30	159
Total accrued liabilities	$310	$407

Changes in our estimated product warranty costs were as follows:

	Six Months Ended June 30,
	2026	2025

Balance, beginning of period	$30	$83
Warranty settlements	(5)	(10)
Warranty provision	31	2
Balance, end of period	$56	$75

8. WARRANTS

All outstanding warrants are classified within permanent equity as of June 30, 2026 and December 31, 2025.

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

Amortization expense was $21 and $75 for the three and six months ended June 30, 2026, respectively, and $84 and $151 for the three and six months ended June 30, 2025, respectively. Operating lease expense for capitalized operating leases included in operating activities was $29 and $141 for the three and six months ended June 30, 2026, respectively, and $156 and $313 for the three and six months ended June 30, 2025, respectively.

Operating lease obligations recorded on the balance sheet at June 30, 2026 are:

June 30, 2026

Operating lease liability — short term	$91
Operating lease liability — long term	345
Total operating lease liability	$436

Future lease payments included in the measurement of lease liabilities on the balance sheet at June 30, 2026 for future periods are as follows:

2026 (6 months)	$60
2027	120
2028	120
2029	120
2030	90
Thereafter	-
Total future minimum lease payments	510
Less imputed interest	(74)
Total	$436

The weighted average remaining lease term is 4.25 years, and the weighted average discount rate is 7.5%.

Certain leases contain provisions for payment of real estate taxes, insurance and maintenance costs by the Company. These expenses are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. The Company had $0 and $17 variable lease expense for the three month ended June 30, 2026 and 2025, respectively, and $0 and $31 for the six months ended June 30, 2026 and 2025, respectively.

The Company had no short-term lease expenses for the three and six months ended June 30, 2026 and 2025 respectively. The Company does not have any finance leases.

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

Common Stock

During the three months ended June 30, 2026, the Company issued 96,775 shares of Common Stock to a vendor in settlement of a $150 invoice for investor relations services rendered. The shares were issued in full satisfaction of the amount owed, with no cash paid and no future service or vesting condition attached. The Company recorded the $150 expense within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss, based on the fair value of the shares issued of $1.55 per share on the issuance date.

Series A Preferred Stock

On July 3, 2023, the Company designated and issued 10,000 shares of Series A Preferred Stock (stated value $1,000 per share) convertible into shares of Common Stock at an initial conversion price of $1.45 per share. As of June 30, 2026 and December 31, 2025, there were 8,107 and 8,207 shares outstanding, respectively. Holders are entitled to dividends of 8% per annum, payable in cash or shares of Common Stock at the Company's election. For the six months ended June 30, 2026 and 2025, the Company paid dividends of $411 and $328, respectively, in shares of Common Stock.

Series B Preferred Stock

On August 18, 2025, the Company issued 4,500 shares of Series B Preferred Stock (stated value $1,000 per share) convertible up to 3,000,000 shares of Common Stock at an initial conversion price of $1.50 per share. As of June 30, 2026 and December 31, 2025, there were 3,600 and 4,500 shares outstanding, respectively. Holders are entitled to dividends when and as declared by the Board, payable in cash or shares of the Company's securities. No dividends were declared or paid during the six months ended June 30, 2026.

11. SHARE-BASED COMPENSATION

The Company maintains the Wrap Technologies, Inc. 2017 Equity Incentive Plan (the "2017 Plan"), which was most recently amended on December 12, 2025 to authorize up to 20,500,000 shares of Common Stock for issuance as equity awards under the 2017 Plan.

As of June 30, 2026, there were 4,223,775 shares of Common Stock remaining available for grant under the 2017 Plan.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2026:

		Weighted Average
	Options on Common Shares	Exercise Price	Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding December 31, 2025	6,449,534	$2.05	8.56	$3,706
Granted	4,818,500	2.12	-	-
Exercised	-	-	-	-
Forfeited, cancelled, expired	(1,219,917)	2.38	-	-
Outstanding June 30, 2026	10,048,117	2.04	8.72	6
Exercisable June 30, 2026	2,994,159	$2.16	8.02	$-

As of June 30, 2026 there were 8,682,951 service-based stock options outstanding, and 1,365,166 performance-based stock options outstanding. For the performance-based options, 1,290,166 were granted in October 2023 to the Company's current Chief Executive Officer, subject to vesting based on future market capitalization targets, and 75,000 were granted to a consultant, subject to vesting upon the Company's execution of a specified customer contract.

The Company uses the Black-Scholes option pricing model to determine the fair value of the service-based options that have been granted. The following table summarizes the assumptions used to compute the fair value of options granted to employees and non-employees:

	Six Months Ended June 30,
	2026	2025

Expected stock price volatility	76%	76%
Risk-free interest rate	3.90%	4.06%
Expected dividend yield	0%	0%
Expected life of options	5.91	6.00
Weighted-average fair value of options granted	$1.47	$1.05

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

Stock option expense was $843 and $477 for the three months ended June 30, 2026 and 2025, respectively, and $2,876 and $864 for the six months ended June 30, 2026 and 2025, respectively.

Restricted Stock Units

The 2017 Plan provides for the grant of restricted stock units (“RSUs”). RSUs are settled in shares of the Company’s Common Stock as the RSUs vest. The following table summarizes RSU activity for the six months ended June 30, 2026:

		Weighted Average
	Service-Based RSUs	Grant Date Fair Value	Vesting Period (Years)

Unvested at December 31, 2025	1,014,563	$2.23	3.62
Granted service based	179,267	1.96	-
Vested	(164,518)	1.96	-
Forfeited and cancelled	-	-	-
Unvested at June 30, 2026	1,029,312	$2.23	3.57

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

RSU expense was $176 and $293 for the three months ended June 30, 2026 and 2025, respectively, and $527 and $1,571 for the six months ended June 30, 2026 and 2025.

Share-Based Compensation Expense

The Company recorded share-based compensation for options and RSUs in its statements of operations for the relevant periods as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Selling, general and administrative	$1,019	$755	$3,403	$2,358
Research and development	-	15	-	77
Total share-based expense	$1,019	$770	$3,403	$2,435

As of June 30, 2026, total estimated compensation cost of stock options granted and outstanding but not yet vested was $7,620 which is expected to be recognized over the weighted average period of 2.67 years.

As of June 30, 2026, total estimated compensation cost of RSUs granted and outstanding but not yet vested was $867, which is expected to be recognized over the weighted average period of 1.67 years.

12. DEFINED CONTRIBUTION PLAN

The Company has a defined contribution savings plan for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. This plan was formed on January 1, 2022. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company’s matching contributions were $24 and $23 for the six months ended June 30, 2026 and 2025, respectively.

13. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2026, the Company was committed for approximately $536 for future component deliveries that are generally subject to modification or rescheduling in the normal course of business.

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

Litigation

The Company is subject to litigation and other claims in the ordinary course of business. The Company records a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed and adjusted to include the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. As of June 30, 2026, the Company had no provision for liability under existing litigation.

14. RELATED PARTY TRANSACTIONS

Series A Preferred Stock

Scot Cohen, the Company's Executive Chairman and Chief Executive Officer, holds directly and through V4 Global LLC ("V4"), an entity he controls, shares of Series A Preferred Stock and related warrants. For the six months ended June 30, 2026, Mr. Cohen earned dividends totaling $151 on his Series A Preferred Stock.

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

Strategic Investment in Frenel Imaging Ltd.

As described in Note 17, in July 2026 the Company made a strategic investment in Frenel Imaging Ltd. ("Frenel"). Scot Cohen, the Company's Executive Chairman and Chief Executive Officer, participated as an investor in the same Frenel financing, investing $100 and receiving 3,746 Series A Preferred Shares of Frenel on the same terms as the other investors in the financing. In addition, Mr. Cohen had previously invested $75 in a simple agreement for future equity of Frenel, which converted into 3,512 Series A Preferred Shares of Frenel in connection with the financing. Following these transactions, Mr. Cohen held an aggregate of 7,258 Series A Preferred Shares of Frenel

License Agreement

The Company is party to a royalty license with Syzygy, a company owned by Elwood G. Norris and James A. Barnes, a stockholder. Elwood G. Norris was a 5% or greater stockholder of the Company up and until July 9, 2026, upon which date he sold all of his shares of Common Stock and ceased being a stockholder of the Company.

No payments were made during the three and six months ended June 30, 2026.

15. SEGMENT INFORMATION

The Company operates as a single operating and reportable segment in accordance with ASC 280, Segment Reporting. The Company's Chief Operating Decision Maker ("CODM") is Scot Cohen, the Company's Executive Chairman and Chief Executive Officer. The CODM reviews financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources, with the primary measure of segment performance being consolidated loss from operations. Resource allocation decisions are based on consolidated operating results, cash flows, liquidity, and overall strategic priorities rather than discrete financial information at a product line, geography, or functional level.

While the Company monitors certain operating metrics, including revenue by product line, such information is used for operational oversight and forecasting and is not used by the CODM to assess segment performance or allocate resources among components of the business. Accordingly, the Company has determined that it operates as one operating and one reportable segment.

The following table presents the significant expense categories and amounts for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Total revenues	$2,052	$1,012	$3,163	$1,778
Less: Significant segment expenses:
Cost of revenues	507	525	927	695
Research and development	152	162	257	594
Salaries and burden	861	1,143	1,819	2,205
Share-based compensation	1,019	770	3,403	2,435
Consulting and professional fees	863	519	1,987	1,262
Depreciation and amortization	55	149	111	304
Other selling, general and administrative expenses (1)	846	600	1,679	1,060
Total significant segment expenses	4,303	3,868	10,183	8,555
Other segment items (2)	-	-	-	-
Segment loss from operations	$(2,251)	$(2,856)	$(7,020)	$(6,777)

(1) Other selling, general and administrative expenses represents the aggregate of CODM-reviewed expense categories not considered individually significant, consisting of travel and entertainment, advertising and promotion, training, occupancy and office, public company costs, and other general and administrative costs.

(2) Other segment items consist of items not regularly reviewed by the Company's chief operating decision maker as part of the significant expense categories above and not individually significant. No such items were identified for the periods presented; other segment items reconcile to zero.

The measure of segment profit or loss reviewed by the CODM is consolidated loss from operations, which is the same measure presented in the Company's condensed consolidated statements of operations. The CODM does not review segment assets, as such information is not used in allocating resources or assessing performance. Refer to Note 16, Major Customers and Related Information, for entity-wide disclosures regarding revenue by geography and customer concentration.

16. MAJOR CUSTOMERS AND RELATED INFORMATION

For the three months ended June 30, 2026, revenue from one distributor accounted for approximately 74% of revenue with no other single customer accounting for more than 10% of total revenue. For the three months ended June 30, 2025, revenue from three customers accounted for approximately 32%, 23% and 10% of revenue, respectively, with no other single customer accounting for more than 10% of total revenue.

For the six months ended June 30, 2026, revenue from one distributor accounted for approximately 62% of revenue, with no other single customer accounting for more than 10% of total revenue. For the six months ended June 30, 2025, revenue from one customer accounted for approximately 16% of revenue, with no other single customer accounting for more than 10% of total revenue.

At June 30, 2026, accounts receivable from one distributor accounted for 76% of net accounts receivable with no other single customer accounting for more than 10% of the accounts receivable balance. At December 31, 2025, accounts receivable from two distributors accounted for 71% and 10%, respectively of net accounts receivable and contract assets, with no other single customer accounting for more than 10% of the accounts receivable and contract assets balance.

The following table summarizes revenue by geographic region. Revenue is attributed to countries based on customer’s delivery location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Americas	$509	$846	$1,154	$1,592
Europe, Middle East and Africa	1,533	166	1,999	186
Asia Pacific	10	-	10	-
Total revenues	$2,052	$1,012	$3,163	$1,778

17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 11, 2026, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission. Other than as described below, the Company determined there are no subsequent events requiring disclosure in accordance with ASC 855.

In July 2026, the Company made a strategic investment in Frenel, an advanced-sensing company. Pursuant to the agreement, the Company purchased in a private placement 74,918 Series A Preferred Shares of Frenel at a purchase price of $26.6959 per share, for an aggregate purchase price of $2,000, of which $300 had been paid previously under an advance investment and interim limited license agreement in March 2026. The Series A Preferred Shares are convertible into ordinary shares of Frenel at the holder's option. Under the purchase agreement, the Company has the right, but not the obligation, to invest up to an additional $2,500 in Series A-2 Preferred Shares of Frenel at any time within 24 months following the initial closing, based on a pre-money valuation of $18,500 on a fully diluted basis. The Company is evaluating the appropriate accounting for its investment in Frenel, which represents an equity interest in a privately held company, and expects to complete that assessment during the third quarter of 2026.

Additionally, the Company and Frenel entered into an exclusive distribution and license agreement under which Frenel granted the Company an exclusive license to market, sell, distribute, and integrate Frenel's proprietary polarimetric thermal imaging software within the United States, and to NATO agencies and member-state customers through U.S. Department of Defense Foreign Military Financing and Foreign Military Sales channels. The license is exclusive for an initial period of four years, subject to the Company's satisfaction of specified minimum annual commitment milestones, and converts to a non-exclusive license if those milestones are not met following applicable cure periods. The Company has agreed to pay Frenel a base price for products supplied plus a revenue share of 10% of net funds invoiced to end customers. The Company intends to use the licensed technology as part of the detection layer of its WrapShield platform. The arrangement is in an early stage, and the timing and amount of any resulting revenue are uncertain.

In July 2026, ATF Ruling 2026-2 became effective, classifying the BolaWrap 150 as an instrument of restraint and determining that it is not a "firearm" under the Gun Control Act or an "any other weapon" under the National Firearms Act. The ruling supersedes prior ATF classifications of the BolaWrap 150 and addresses that product only. The ruling did not affect the Company's financial position or results of operations for the periods presented.

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

Overview

We are a global public safety technology company that delivers non-lethal public safety solutions to law enforcement and security personnel worldwide. Management is pursuing a strategy to expand the Company from a provider of individual non-lethal products toward a provider of an integrated public safety platform that the Company refers to as WrapShield™. WrapShield is designed to connect threat detection, AI-assisted decision support, and proportionate response, with human decision-makers remaining in control. The initial focus for the platform is counter-unmanned aircraft system (“counter-UAS”) applications, and management intends to extend the architecture over time to additional public safety, critical infrastructure, and defense applications. The Company’s current commercial foundation remains the BolaWrap® 150 remote restraint device and its related products and services, and is a critical piece of the platform strategy.

Our product and service portfolio includes the BolaWrap® device, cassettes and related accessories. We also offer technology-enabled services including Wrap Reality VR training simulator, WrapTactics digital training platform, and WrapVision™ body-worn camera and digital evidence management solution, managed services and policy support.

Our core offerings are designed to provide officers and agencies with integrated non-lethal tools, training, and tactics that support safer outcomes and sustained readiness across the public safety ecosystem. BolaWrap gives officers a proactive, non-lethal tactical option through a tether deployment system sold with recurring consumable cassettes. In July 2026, the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”) issued a ruling classifying the BolaWrap® 150 as an instrument of restraint rather than a firearm or an “any other weapon.” Our non-lethal response offerings are designed to function as a family of instruments of restraint. In addition to the handheld BolaWrap® 150, the Company completed a first operational prototype of Wraptor MX™, a multi-shot restraint platform intended for tactical, corrections, and security environments, and is developing the DFR-X™ drone-deployed restraint system. Wraptor MX and DFR-X are in development and are not yet commercially available.

Wrap Reality and WrapTactics are designed to deliver immersive VR and subscription-based digital training focused on decision-making under stress, use of force judgment, and non-lethal response tactics. WrapVision provides a body-worn camera and cloud-based digital evidence management platform designed to meet federal procurement and data-sovereignty requirements.

We are also expanding our tether deployment technology into counter UAS and defense applications through our MERLIN program, which management expects to advance within the WrapShield platform, and which targets non-lethal drone interdiction capabilities for defense, homeland security, and critical-infrastructure protection missions.

To establish an advanced-sensing detection capability for the platform, in July 2026 the Company made a strategic investment in Frenel and obtained an exclusive license to its thermal-polarimetric imaging technology for the United States and NATO markets, as further described below under Recent Developments.

 Recent Developments

The following developments occurred subsequent to June 30, 2026. Except as otherwise noted, they did not affect the Company’s financial position or results of operations for the periods presented, and their effect on future results is uncertain.

ATF Ruling 2026-2

In July 2026, ATF Ruling 2026-2 became effective, classifying the BolaWrap® 150 as an instrument of restraint and determining that it is neither a “firearm” under the Gun Control Act or an “any other weapon” under the National Firearms Act. The ruling supersedes prior ATF classifications of the BolaWrap 150. Management believes the ruling may reduce federal regulatory ambiguity that has historically complicated BolaWrap procurement in certain corrections, civilian-safety, and international channels, and may support broader adoption. The ruling addresses the BolaWrap 150 only and does not extend to the Company’s other products.

Strategic Investment in Frenel Imaging Ltd.

In July 2026, the Company made a strategic investment in Frenel, an advanced-sensing company, and obtained an exclusive license to commercialize Frenel’s TPiCore® thermal-polarimetric imaging technology in the United States and NATO markets. The Company intends to use this technology as the detection layer of the WrapShield platform. The investment and license are in an early stage, and the timing and amount of any resulting revenue are uncertain.

WrapShield Platform

In July 2026, the Company introduced WrapShield™, a platform strategy intended to integrate threat detection, AI-assisted decision support, command-and-control, and proportionate response into a single operating architecture, with an initial application in counter-UAS. WrapShield is in an early stage of development, and its commercialization, integration, and market adoption are subject to significant uncertainty.

Wraptor MX and Early Adopter Program

In July 2026, the Company completed a first operational prototype of Wraptor MX™, a multi-shot non-lethal restraint platform, and opened an early adopter program to select a limited number of law enforcement agencies for pre-commercial access. Wraptor MX is a prototype and is not commercially available. Participation in the early adopter program may not result in orders or revenue.

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

In 2026, our near-term focus is on expanding agency-wide deployments of BolaWrap, increasing utilization of our training and subscription-based offerings, including Wrap Reality and WrapTactics, and advancing commercialization efforts for WrapVision. Management believes the recent ATF ruling classifying the BolaWrap 150 as an instrument of restraint may support adoption in certain corrections, civilian-safety, and international channels, although the effect on future results is uncertain. Management also intends to advance the WrapShield platform strategy, including the integration of Frenel’s thermal-polarimetric sensing technology and the continued development of the Wraptor MX and DFR-X non-lethal response systems. These initiatives are in early stages, and the timing and scale of any resulting revenue are uncertain and depend on product development, testing, funding, and government procurement decisions. We also expect to continue evaluating development and demonstration opportunities related to our counter UAS initiatives, although the timing and scale of any resulting revenues remain uncertain and dependent on government testing, funding, and procurement decisions.

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

We are subject to extensive regulation, including firearms classification, export controls, procurement requirements, and data privacy and cybersecurity regulations. In July 2026, the ATF classified the BolaWrap 150 as an instrument of restraint rather than a firearm, which management believes may reduce certain regulatory friction for that product. This classification applies to the BolaWrap 150 only and does not extend to our other products, and our expansion into advanced sensing, counter-UAS, and defense applications may subject us to additional regulatory regimes, including export controls under the International Traffic in Arms Regulations and the Export Administration Regulations and applicable aviation regulations. Changes in regulatory interpretation or enforcement could adversely affect our ability to manufacture, sell, or distribute our products. Our platform strategy also depends in part on technologies developed by third parties, including Frenel, and on our ability to integrate, commercialize, and support new products.

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

Segment and Related Information

The Company operates as a single segment. The Company's chief operating decision maker is Scot Cohen, the Company's Executive Chairman and Chief Executive Officer, who manages operations for purposes of allocating resources. See Note 15, Segment Information, to the condensed consolidated financial statements for the significant expense categories regularly reviewed by the CODM and the reconciliation to consolidated loss from operations.

Results of Operations

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025 (Unaudited)

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,		Change
	2026	2025	$	%

Revenues:
Product sales	$1,747	$50	$1,697	3,394%
Technology enabled services	305	962	(657)	(68)%
Total revenues	2,052	1,012	1,040	103%

Cost of revenues	507	525	(18)	(3)%
Gross profit	1,545	487	1,058	217%

Operating expenses:
Selling, general and administrative	3,644	3,181	463	15%
Research and development	152	162	(10)	(6)%
Total operating expenses	3,796	3,343	453	14%
Loss from operations	$(2,251)	$(2,856)	$605	(21)%

Revenue

We reported net revenue of $2.1 million for the three months ended June 30, 2026, as compared to $1.0 million for the three months ended June 30, 2025, representing an increase of $1.0 million, or 103%. The increase reflects higher product sales, partially offset by a decline in technology-enabled services revenue.

Product sales were $1.7 million for the three months ended June 30, 2026, compared to $50 thousand for the three months ended June 30, 2025, an increase of $1.7 million. The increase reflects higher shipments of BolaWrap 150 devices and cassettes to both domestic and international customers, as order flow continued to improve following the transition to a more direct, agency-focused go-to-market approach. Cassettes and consumables represented a growing component of product revenue, consistent with the expanding base of BolaWrap devices in active field use. Product sales for the three months ended June 30, 2025 reflected an unusually low level of shipments as compared to more typical quarterly volumes.

Technology-enabled services revenue was $0.3 million for the three months ended June 30, 2026, compared to $1.0 million for the three months ended June 30, 2025, a decrease of $0.7 million, or 68%. The decrease reflects the continued wind-down of the managed services and advisory arrangements associated with the W1 asset acquisition completed in February 2025, which contributed a higher level of revenue in the prior-year quarter and are not necessarily representative of the ongoing business. This decline was partially offset by growth in WrapVision body-worn camera and related software revenue. The Company continues to focus its technology-enabled services revenue on its higher-margin subscription and software-based offerings, including WrapTactics and Wrap Reality, as well as WrapVision evidence management subscriptions. The timing of subscription renewals and new contract activations also contributed to the year-over-year decline in this revenue category for the three months ended June 30, 2026.

Prior period "Managed services" and "Other revenue" have been reclassified into "Technology enabled services" to conform to the current period presentation.

Gross Profit

Gross profit was $1.5 million for the three months ended June 30, 2026, compared to $0.5 million for the three months ended June 30, 2025, an increase of $1.1 million, or 217%. Gross margin was 75.3% for the three months ended June 30, 2026, compared to 48.1% for the three months ended June 30, 2025. The improvement in gross margin percentage primarily reflects the higher volume of product sales, which absorbed fixed manufacturing overhead more efficiently, and a more favorable overall mix, as the prior-year quarter included a higher proportion of lower-margin managed services revenue associated with the W1 wind-down. Cost of revenues decreased $18 thousand to $0.5 million despite the higher sales volume, reflecting improved production efficiencies. We expect gross margins to continue to be influenced by the relative mix of product sales and technology-enabled services revenue in future periods.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense was $3.6 million for the three months ended June 30, 2026, compared to $3.2 million for the three months ended June 30, 2025, an increase of $0.5 million, or 15%. The increase was driven primarily by higher non-cash share-based compensation expense.

Share-based compensation allocated to SG&A was $1.2 million for the three months ended June 30, 2026, compared to $0.8 million for the three months ended June 30, 2025, reflecting grants issued to new and existing employees and officers in connection with equity incentive awards granted in 2025.

Cash-based SG&A costs, including salaries and burden, occupancy, marketing, and professional fees were $2.5 million for the three months ended June 30, 2026, compared to $2.4 million for the three months ended June 30, 2025. The increase of approximately $49 thousand, or 2%, was primarily due to increased professional fees, largely offset by ongoing cost discipline across office and other general and administrative expenses.

Research and Development Expense

Research and development expense was $152 thousand for the three months ended June 30, 2026, compared to $162 thousand for the three months ended June 30, 2025, a decrease of $10 thousand, or 6%. R&D spending remained at a modest level as the Company's primary platforms — BolaWrap 150, WrapTactics, WrapVision, and Wrap Reality — remain in commercial deployment, with continued investment focused on incremental product enhancements, the WrapTactics content library, and counter-UAS development activities for the MERLIN program.

Operating Loss

Loss from operations was $2.3 million for the three months ended June 30, 2026, compared to $2.9 million for the three months ended June 30, 2025, an improvement of $0.6 million, or 21%. The decreased operating loss reflected higher gross profit driven by increased product sales, partially offset by higher SG&A expense.

Other Income (Expense), Net

Total other expense, net was $6 thousand for the three months ended June 30, 2026, compared to total other expense, net of $871 thousand for the three months ended June 30, 2025, a decrease in expense of $865 thousand. The year-over-year change is primarily attributable to the non-recurrence of a non-cash loss from the change in fair value of warrant liabilities that was recorded during the three months ended June 30, 2025, prior to the warrants' reclassification to permanent equity.

Gain on Lease Termination. The $227 thousand non-cash gain on lease termination related to the early termination of the office lease at 3480 Main Highway, Suite 202, Miami, Florida (Coconut Grove) was recognized during the three months ended March 31, 2026 in connection with a Termination and Mutual Release Agreement entered into with the landlord on February 13, 2026. No gain or loss on lease termination was recognized during the three months ended June 30, 2026.

Change in Fair Value of Warrant Liabilities. During the three months ended June 30, 2025, the Company recognized an $871 thousand non-cash loss attributable to an increase in the fair value of outstanding warrant liabilities prior to their reclassification to permanent equity. On June 30, 2025, the Company amended its warrants issued in connection with the Series A Preferred Stock offering (the “Series A Warrants”) and its warrants issued in the February 2025 private placement (the “PIPE Warrants”), resulting in their reclassification from warrant liabilities to permanent equity under ASC 815-40. Following this reclassification, the Company no longer carries warrant liabilities on its balance sheet and does not record non-cash income or expense related to changes in warrant fair value. Accordingly, no such gain or loss was recognized during the three months ended June 30, 2026, and no comparable item is expected in future periods.

Interest Income. Interest income was $2 thousand for the three months ended June 30, 2026, consistent with $2 thousand for the three months ended June 30, 2025.

Net Loss. Net loss was $2.3 million for the three months ended June 30, 2026, compared to net loss of $3.7 million for the three months ended June 30, 2025. The decreased net loss primarily reflects the non-recurrence of the $871 thousand non-cash loss on the change in fair value of warrant liabilities recorded in the prior-year quarter, together with the improvement in operating results driven by higher product sales.

Net loss attributable to common stockholders was $2.4 million, or $(0.04) per basic and diluted share, for the three months ended June 30, 2026, compared to a net loss attributable to common stockholders of $3.9 million, or $(0.07) per basic and diluted share, for the three months ended June 30, 2025. The weighted average common shares used in the calculation were approximately 55.7 million for the three months ended June 30, 2026, compared to 50.6 million for the three months ended June 30, 2025, reflecting shares issued in the February 2026 private placement and other equity issuances.

Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025 (Unaudited)

The following table sets forth for the periods indicated certain items of our condensed consolidated statement of operations. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Quarterly Report on Form 10-Q.

	Six Months Ended June 30,		Change
	2026	2025	$	%

Revenues:
Product sales	$2,630	$359	$2,271	633%
Technology enabled services	533	1,419	(886)	(62)%
Total revenues	3,163	1,778	1,385	78%

Cost of revenues	927	695	232	33%
Gross profit	2,236	1,083	1,153	106%

Operating expenses:
Selling, general and administrative	8,999	7,266	1,733	24%
Research and development	257	594	(337)	(57)%
Total operating expenses	9,256	7,860	1,396	18%
Loss from operations	(7,020)	(6,777)	(243)	4%

Revenue

We reported net revenue of $3.2 million for the six months ended June 30, 2026, as compared to $1.8 million for the six months ended June 30, 2025, representing an increase of $1.4 million, or 78%. The increase reflects higher product sales, partially offset by a decline in technology-enabled services revenue.

Product sales were $2.6 million for the six months ended June 30, 2026, compared to $0.4 million for the six months ended June 30, 2025, an increase of $2.3 million, or 633%. The increase reflects higher shipments of BolaWrap 150 devices and cassettes to both domestic and international customers as order flow continued to improve following the transition to a more direct, agency-focused go-to-market approach. Cassettes and consumables represented a growing component of product revenue, consistent with the expanding base of BolaWrap devices in active field use.

Technology-enabled services revenue was $0.5 million for the six months ended June 30, 2026, compared to $1.4 million for the six months ended June 30, 2025, a decrease of $0.9 million, or 62%. The decrease reflects the strategic restructuring of our managed services offerings following the Company's decision to wind down certain advisory and investigative service arrangements associated with the W1 asset acquisition in February 2025, which are not necessarily representative of the ongoing business. This decline was partially offset by growth in WrapVision body-worn camera and related software revenue. The Company is focusing its technology-enabled services revenue on its higher-margin subscription and software-based offerings, including WrapTactics and Wrap Reality, as well as WrapVision evidence management subscriptions. The timing of subscription renewals and new contract activations contributed to the year-over-year decline in this revenue category for the six months ended June 30, 2026.

Prior period "Managed services" and "Other revenue" have been reclassified into "Technology enabled services" to conform to the current period presentation.

Gross Profit

Gross profit was $2.2 million for the six months ended June 30, 2026, compared to $1.1 million for the six months ended June 30, 2025, an increase of $1.2 million, or 106%. Gross margin was 70.7% for the six months ended June 30, 2026, compared to 60.9% for the six months ended June 30, 2025. The improvement in gross margin percentage reflects the significantly higher volume of product sales, which absorbed fixed manufacturing overhead more efficiently, partially offset by a shift in revenue mix away from higher-margin technology-enabled services. Cost of revenues increased $232 thousand to $0.9 million, consistent with the higher product volume. We expect gross margins to continue to be influenced by the relative mix of product sales and technology-enabled services revenue in future periods.

Selling, General and Administrative Expense

SG&A expense was $9.0 million for the six months ended June 30, 2026, compared to $7.3 million for the six months ended June 30, 2025, an increase of $1.7 million, or 24%. The increase was driven primarily by higher non-cash share-based compensation expense.

Share-based compensation allocated to SG&A was $3.6 million for the six months ended June 30, 2026, compared to $2.4 million for the six months ended June 30, 2025, reflecting grants issued to new and existing employees and officers in connection with equity incentive awards granted in 2025.

Cash-based SG&A costs, including salaries and burden, occupancy, marketing, and professional fees were $5.4 million for the six months ended June 30, 2026, compared to $4.9 million for the six months ended June 30, 2025. The increase of approximately $0.5 million, or 11%, was primarily due to increased professional fees, partially offset by overall declines in office expense and other general and administrative expenses as the Company maintained ongoing cost discipline.

Research and Development Expense

Research and development expense was $257 thousand for the six months ended June 30, 2026, compared to $594 thousand for the six months ended June 30, 2025, a decrease of $337 thousand, or 57%. The decrease reflects the Company's shift to a more variable-cost development model and reduced headcount dedicated to R&D activities, as the primary platforms — BolaWrap 150, WrapTactics, WrapVision, and Wrap Reality — have advanced beyond the primary development phase and are now in commercial deployment. R&D investment is expected to continue at a more modest level in 2026, focused on incremental product enhancements, the WrapTactics content library, and counter-UAS development activities for the MERLIN program.

Operating Loss

Loss from operations was $7.0 million for the six months ended June 30, 2026, compared to $6.8 million for the six months ended June 30, 2025, an increase of $243 thousand, or 4%. The increased operating loss reflected higher operating expenses, driven primarily by an increase in non-cash share-based compensation expense, substantially offset by increased gross profit.

Other Income (Expense), Net

Total other income, net was $223 thousand for the six months ended June 30, 2026, compared to $3.2 million for the six months ended June 30, 2025, a decrease of $2.9 million. The year-over-year change is primarily attributable to the non-recurrence of the net non-cash gain from the change in fair value of warrant liabilities that was recorded during the six months ended June 30, 2025, partially offset by a non-cash gain on lease termination recognized during the six months ended June 30, 2026.

Gain on Lease Termination. During the six months ended June 30, 2026, the Company recognized a $227 thousand gain on lease termination in connection with the early termination of the office lease at 3480 Main Highway, Suite 202, Miami, Florida (Coconut Grove). On February 13, 2026, the Company entered into a Termination and Mutual Release Agreement with the landlord, terminating the lease effective as of that date. Under ASC 842, upon termination the Company derecognized the carrying value of the operating lease right-of-use asset and the corresponding lease liability, resulting in the $227 thousand non-cash gain representing the excess of the liability extinguished over the right-of-use asset derecognized as of the termination date. The gain is non-cash and non-recurring in nature.

Change in Fair Value of Warrant Liabilities. During the six months ended June 30, 2025, the Company recognized a net non-cash gain of $3.2 million attributable to changes in the fair value of outstanding warrant liabilities, consisting of a $4.0 million gain recognized during the three months ended March 31, 2025, partially offset by an $871 thousand loss recognized during the three months ended June 30, 2025, prior to the warrants' reclassification to permanent equity. On June 30, 2025, the Company amended its warrants issued in connection with the Series A Preferred Stock offering (the “Series A Warrants”) and its warrants issued in the February 2025 private placement (the “PIPE Warrants”), resulting in their reclassification from warrant liabilities to permanent equity under ASC 815-40. Following this reclassification, the Company no longer carries warrant liabilities on its balance sheet and does not record non-cash income or expense related to changes in warrant fair value. Accordingly, no such gain or loss was recognized during the six months ended June 30, 2026, and no comparable item is expected in future periods.

Interest Income. Interest income was $3 thousand for the six months ended June 30, 2026, compared to $3 thousand for the six months ended June 30, 2025.

Net Loss. Net loss was $6.8 million for the six months ended June 30, 2026, compared to net loss of $3.6 million for the six months ended June 30, 2025. The increase in net loss primarily reflects the non-recurrence of the $3.2 million non-cash net gain from the change in fair value of warrant liabilities recorded in the prior-year period, partially offset by the $227 thousand non-cash gain on lease termination recognized in the current-year period.

Net loss attributable to common stockholders was $7.2 million, or $(0.13) per basic and diluted share, for the six months ended June 30, 2026, compared to a net loss attributable to common stockholders of $3.9 million, or $(0.07) per basic and diluted share, for the six months ended June 30, 2025. The weighted average common shares used in the calculation were approximately 54.9 million for the six months ended June 30, 2026, compared to 49.4 million for the six months ended June 30, 2025, reflecting shares issued in the February 2025 private placement, the February 2026 private placement, and other equity issuances.

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

As of June 30, 2026, we had cash and cash equivalents of $4.8 million and working capital of $11.6 million (total current assets of $13.2 million less total current liabilities of $1.6 million). This compares to cash and cash equivalents of $3.5 million and working capital of $9.6 million as of December 31, 2025. The $1.3 million increase in cash during the six months ended June 30, 2026 was driven primarily by $5.0 million in proceeds from the February 2026 private placement and $100 thousand from warrant exercises, partially offset by $3.7 million of cash used in operations and $108 thousand used in investing activities.

Total liabilities decreased to $2.0 million as of June 30, 2026, from $3.9 million as of December 31, 2025. This decline was principally driven by the derecognition of the operating lease liability upon termination of the Coconut Grove, Florida lease (3480 Main Highway, Suite 202, Miami, Florida), partially offset by increases in accounts payable and customer deposits associated with the Company's normal business operations. Total stockholders' equity increased to $13.3 million from $11.5 million, reflecting $5.1 million in net equity proceeds from the private placement and warrant exercises and non-cash share-based compensation expense, offset by the net loss for the period.

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

 Cash Flows

Cash Flows from Operating Activities

Net cash used in operating activities was $3.7 million for the six months ended June 30, 2026, compared to $5.0 million for the six months ended June 30, 2025. The improvement of $1.3 million year-over-year was driven by a lower cash operating loss and the non-cash gain on lease termination, partially offset by less favorable changes in working capital as compared to the prior-year period. The primary components of operating cash flow for the six months ended June 30, 2026 were the net loss of $6.8 million, adjusted for non-cash items including share-based compensation of $3.6 million and the non-cash $227 thousand gain on lease termination. Changes in working capital used approximately $0.6 million of cash during the six months ended June 30, 2026, driven by an increase in accounts receivable and contract assets of $667 thousand and an increase in prepaid expenses and other current assets of $535 thousand, partially offset by a decrease in inventories of $590 thousand and an increase in accounts payable of $144 thousand. This compares to changes in working capital that used approximately $1.0 million of cash during the six months ended June 30, 2025.

Cash Flows from Investing Activities

Net cash used in investing activities was $108 thousand for the six months ended June 30, 2026, compared to $153 thousand for the six months ended June 30, 2025. Investing outflows in the six months ended June 30, 2026 consisted of $97 thousand invested in patents and other intangible assets and $11 thousand in capital expenditures for property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $5.1 million for the six months ended June 30, 2026, compared to $5.7 million for the six months ended June 30, 2025. Financing inflows in the six months ended June 30, 2026 consisted of $5.0 million in net proceeds from the February 2026 private placement and $100 thousand from the exercise of outstanding common stock purchase warrants. Financing inflows in the six months ended June 30, 2025 consisted of $5.7 million in net proceeds from the February 2025 private placement of common stock and warrants. No dividends on the Series A  Convertible Preferred Stock or Series B Convertible Preferred Stock were paid in cash during the six months ended June 30, 2026; dividends of $411 thousand were settled in shares of Common Stock.

Contractual Obligations and Commitments

Pursuant to that certain exclusive Amended and Restated Intellectual Property License Agreement, dated September 30, 2016, by and between the Company and Syzygy Licensing, LLC (“Syzygy”), we are obligated to pay to Syzygy a 4% royalty fee on future product sales up to an aggregate amount of $1.0 million in royalty payments, or until September 30, 2026, whichever occurs earlier. In 2024, the Company had incurred the maximum amount of royalties under the terms of the agreement. As of June 30, 2026, the aggregate remaining royalty obligation is $99.

In September 2023, the Company entered into a lease for office space located in Coconut Grove, Florida, with a multi-year term concluding in 2031. In February 2026, the Company terminated this lease, eliminating the remaining obligation.

As of June 30, 2026, the Company was committed to approximately $0.5 million for future component deliveries and contract services. These commitments relate primarily to inventory purchases and service agreements that are generally subject to modification or rescheduling in the normal course of business.

In August 2025, the Company entered into a lease for manufacturing and office space located in Southwest Virginia, with a multi-year term commencing in October 2025 and concluding in 2030. The Company was granted early occupancy of the facility beginning on August 18, 2025. As of June 30, 2026, aggregate remaining minimum lease payments under this lease totaled approximately $0.5 million.

In March 2026, the Company entered into a month-to-month service agreement for a business address located in Miami, Florida, at an approximate monthly cost of $165. The agreement may be terminated by either party in accordance with its terms.

The Company does not have any material long-term debt obligations as of June 30, 2026.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2026, or subsequently thereto, that we believe are of potential significance to our financial statements.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from those described in the Annual Report. Our critical accounting policies include revenue recognition, share-based compensation, allowance for credit losses, valuation of inventories and intangible assets. The gain on lease termination recorded in the six months ended June 30, 2026 was determined based on the carrying values of the derecognized right-of-use asset and lease liability at the termination date in accordance with ASC 842.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Executive Chairman and Chief Executive Officer, who also serves as our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer concluded that, as of the end of the period covered in this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of business.

The information set forth in Note 13 Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 26, 2026. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

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

We depend on technology licensed from Frenel Imaging Ltd. for the detection layer of our WrapShield platform, and any loss or limitation of that license, or any failure of the underlying technology to perform as expected, could impair our platform strategy.

The detection capability of our WrapShield platform relies on Frenel's proprietary polarimetric thermal imaging software, which we license on an exclusive basis in the United States and for specified NATO channels. Frenel retains ownership of the underlying intellectual property. If the technology does not perform as expected, if Frenel fails to maintain or support it, if our license is terminated or converted to a non-exclusive license, or if Frenel is unable to protect its intellectual property, our ability to develop and commercialize WrapShield could be delayed or impaired. We may not be able to obtain an adequate substitute on acceptable terms or at all.

Our exclusive license from Frenel is subject to minimum performance milestones, and if we fail to meet them, we could lose exclusivity and the anticipated benefits of the arrangement.

Our exclusivity under the Frenel license depends on satisfying specified minimum annual commitment milestones over the initial four-year term, including establishing a U.S. value chain, completing product demonstrations and pilots, executing customer agreements, and generating specified cumulative revenue for Frenel. If we do not meet these milestones within the applicable periods or after any cure periods, the license would automatically convert to a non-exclusive license for the remainder of the term. Loss of exclusivity could reduce our competitive position and the return on our investment, and there is no assurance that we will achieve the milestones on the anticipated timeline or at all.

Our minority investment in Frenel, a privately held company organized in Israel, is illiquid and subject to risks that could result in a partial or total loss of the investment.

In July 2026 we invested $2.0 million in preferred shares of Frenel, a privately held company organized under the laws of Israel, and we hold a right to invest up to an additional $2.5 million. Our investment is illiquid and has no public market, and its value depends on Frenel's performance, financing needs, and ability to execute its business plan, over which we have limited control. As a minority holder, our information and governance rights are limited, and our rights are governed by Frenel's organizational documents and by Israeli law, which may differ from the protections available under U.S. law. Conditions in the region in which Frenel operates could also affect its business. The value of our investment could decline, and we could lose all or part of it.

Our expanding defense and international activities subject us to complex export control and trade regulations, and any failure to comply could result in penalties and restrict our ability to sell our products.

Our platform strategy and our activities with Frenel involve products and technologies that may be subject to U.S. export control and trade regulations, including the International Traffic in Arms Regulations, the Export Administration Regulations, and regulations administered by the Office of Foreign Assets Control, as well as Foreign Military Financing and Foreign Military Sales processes for NATO customers. Compliance is complex and costly, and violations could result in civil or criminal penalties, loss of export privileges, and reputational harm. Changes in these regulations, in licensing determinations, or in the classification of our products could restrict or delay our ability to sell into defense and international markets.

The involvement of our Chief Executive Officer and our President is a condition of our Frenel license, and the loss or reduced involvement of either could adversely affect that arrangement.

Under the Frenel license, Scot Cohen, our Chief Executive Officer and Chairman, and Jared Novick, our President and Chief Operating Officer, are required to remain materially and actively involved in our performance under the agreement. A material reduction in the involvement of either person that is not resolved within the prescribed period would permit Frenel to convert our exclusive license to a non-exclusive license. The loss of the services of either executive, or a reduction in their involvement, could therefore harm our operations generally and our rights under the Frenel arrangement in particular.

Our WrapShield platform strategy is in an early stage, and we may not be able to integrate, commercialize, or achieve market adoption of the platform.

We introduced WrapShield in 2026 as a strategy to integrate threat detection, decision support, and proportionate response into a single architecture, with an initial focus on counter-unmanned aircraft system applications. The platform is in an early stage of development and depends on integrating technologies developed by third parties, including Frenel, with our own products. We may encounter technical, regulatory, funding, or procurement obstacles, and the timing and scale of any resulting revenue are uncertain. There is no assurance that WrapShield will achieve commercialization or market adoption, and our investments in the platform may not yield a return.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities, nor any purchases of the Company's equity securities by the Company, during the six months ended June 30, 2026, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None of the Company's officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1	Securities Purchase Agreement, dated July 7, 2026, by and among the Company, Frenel Imaging Ltd. and certain other investors listed on the signature paged thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2026).
10.2	Amended and Restated Investors’ Rights Agreement, dated July 7, 2026, by and among the Company, Frenel Imaging Ltd. and certain Frenel Imaging Ltd. shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2026).
10.3	Exclusive Distribution and License Agreement, dated July 7, 2026, by and between the Company and Frenel Imaging Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2026).
31.1*	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer.
32.1**	Section 1350 Certification - Principal Executive Officer
32.2**	Section 1350 Certification - Principal Financial Officer
Extensible Business Reporting Language (XBRL) Exhibits*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

*     Filed concurrently herewith

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wrap Technologies, Inc.

August 11, 2026	By:	/s/ Scot Cohen
Scot Cohen Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)